Form 10-Q
period 1993-12-31
STERLING CHEMICALS INC
filed 1994-02-11
CIK 795662

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1993

                              OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                      Commission File Number 1-10059


                     STERLING CHEMICALS, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                          76-0185186
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)         Identification Number

1200 Smith Street, Suite 1900, Houston, Texas     77002-4312
(Address of Principal Executive Offices)          (Zip Code)

                          (713) 650-3700
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes /x/     No / /

     As of January 31, 1994, the number of shares of common stock outstanding was 55,586,737.

Part I. - FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
          ---------------------

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands Except Per Share Data)
(Unaudited)



                                     December 31,   September 30,
                                         1993           1993
                                     ------------   -------------
        ASSETS
        ------
Current assets:
    Cash and cash equivalents          $     68       $  1,352
    Accounts receivable                  92,132         74,553
    Inventories                          54,063         60,328
    Prepaid expenses                      6,924          4,632
    Deferred income taxes                 7,171          3,856
                                       --------       --------
         Total current assets           160,358        144,721

Property, plant and equipment, net      309,779        314,315
Other assets                             77,859         80,669
                                       --------       --------
         Total assets                  $547,996       $539,705
                                       ========       ========


  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
    Accounts payable                   $ 46,644       $ 42,241
    Accrued liabilities                  41,768         43,513
    Current portion of long-term debt    28,373         28,015
                                       --------       --------
         Total current liabilities      116,785        113,769

Long-term debt                          255,834        256,845
Deferred income taxes                    44,640         36,098
Deferred credits and other liabilities   62,162         62,657
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value
      150,000 shares authorized,
      60,325 shares issued and
      55,549 and 55,435 shares
      outstanding, respectively             603            603
    Additional paid-in capital           33,891         34,708
    Retained earnings                   102,382        105,871
    Pension adjustment                   (1,297)        (1,297)
    Accumulated translation adjustment  (14,916)       (16,184)
    Deferred compensation                  (126)          (164)
                                       --------       --------
                                        120,537        123,537
    Treasury stock at cost, 4,777
      and 4,891 shares, respectively    (51,962)       (53,201)
                                       --------       --------
         Total stockholders' equity      68,575         70,336
                                       --------       --------
         Total liabilities and
           stockholders' equity        $547,996       $539,705
                                       ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

                             Three Months Ended December 31,
                             -------------------------------
                                  1993              1992
                                --------          --------
Revenues                        $130,560          $137,789

Cost of goods sold               127,589           124,664
                                --------          --------
     Gross profit                  2,971            13,125

Selling, general and
  administrative expenses          5,201             6,198

Interest and debt related
  expenses, net of interest
  income                           5,212             5,636

Other income                       2,606               -
                                --------          --------

Income (loss) before
  income taxes                    (4,836)            1,291

Provision (benefit) for
  income taxes                    (1,347)            1,212
                                --------          --------

Net income (loss)               $ (3,489)         $     79
                                ========          ========

Per share data:

Net income (loss)               $   (.06)         $    -
                                ========          ========

Dividends declared per share    $    -            $    .02
                                ========          ========

Weighted average shares
  outstanding                     55,501            55,094
                                ========          ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                  Three Months Ended December 31,
                                  -------------------------------
                                           1993          1992
                                         --------      --------
Cash flows from operating
  activities:
   Cash received from customers          $132,439      $134,384
   Miscellaneous cash receipts              1,938         1,341
   Cash paid to suppliers and
     employees                           (131,634)     (116,461)
   Interest paid                           (4,503)       (6,717)
   Interest received                            7            19
   Income taxes paid                          (88)          -
                                         ---------     --------
Net cash provided by (used in)
  operating activities                     (1,841)       12,566

Cash flows from investing
  activities:
   Capital expenditures                    (2,845)       (4,563)
   Retirement of fixed assets                (145)         (718)
   Proceeds from joint venture
    distribution                              700           -
   Proceeds from sale of assets             2,606           -
                                         --------      --------
Net cash provided by(used in)
  investing activities                        316        (5,281)

Cash flows from financing activities:
   Net changes in revolving debt            7,119         1,690
   Scheduled payments on long-term debt    (6,802)       (6,082)
   Proceeds from sale of common stock         -             203
   Dividends paid                             -          (1,102)
   Other                                      (86)          (28)
                                         --------      --------
Net cash provided by (used in)
  financing activities                        231        (5,319)
Effect of exchange rate on cash                10           (43)
                                         --------      --------
Net increase (decrease) in cash
  and cash equivalents                     (1,284)        1,923
Cash and cash equivalents - beginning
  of period                                 1,352         2,625
                                         --------      --------
Cash and cash equivalents - end of
  period                                 $     68      $  4,548
                                         ========      ========

                           (continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
(In Thousands)
(Unaudited)

RECONCILIATION OF NET INCOME (LOSS) TO CASH
- -------------------------------------------
PROVIDED BY (USED IN) OPERATING ACTIVITIES
- -------------------------------------------

                                 Three Months Ended December 31,
                                        1993        1992
                                      --------    --------
Net income (loss)                     $ (3,489)   $     79

Adjustments to reconcile net
  income (loss) to cash
  provided by (used in)
  operating activities:

    Depreciation and amortization       10,076       9,441
    Loss on retirement of fixed
      assets                               149       2,026
    Gain on sale of assets              (2,606)          -
    Deferred tax expense                 3,209         573
    Deferred compensation                   39          63
    Treasury stock issued to ESOP          422           -
    Change in:

      Accounts receivable              (16,865)    (21,068)
      Inventory                          6,313       6,687
      Prepaid expenses                  (2,737)       (137)
      Other assets                         (64)     (1,198)
      Accounts payable                   2,808      14,127
      Accrued liabilities               (2,313)      6,579
      Interest payable                     180      (1,526)
      Taxes payable                        464         741
      Other liabilities                  2,573      (3,821)
                                      --------    --------
      Cash provided by (used in)
        operating activities          $ (1,841)   $ 12,566
                                      ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands Except Per Share Data)

1.  Basis of Presentation:
    ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of December 31, 1993 and the consolidated results of their operations and their cash flows for the three months ended December 31, 1993 and 1992. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the fiscal year ended September 30, 1993. The condensed consolidated financial statements included herein have been subjected to a review by Coopers & Lybrand, the Company's independent accountants, whose report is included herein.

2.  Details of Inventories:
    ----------------------

                                 December 31,    September 30,
                                     1993             1993
                                 ------------    -------------
     Inventories:
          Finished products        $20,150          $27,024
          Work in process            2,614            2,794
          Raw materials             13,489           16,598
                                   -------          -------
            Inventories at
                FIFO cost           36,253           46,416
     Inventories under
       exchange agreements           6,664            2,684
     Stores and supplies            11,146           11,228
                                   -------          -------
                                   $54,063          $60,328
                                   =======          =======

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Unaudited)
(In Thousands Except Per Share Data)

3.  Long-Term Debt:
    --------------

    Long-term debt consisted of the following:

                                   December 31,     September 30,
                                        1993              1993
                                    ------------     ------------
     Revolving credit facilities      $ 59,500         $ 53,692
     Term loan                          39,000           39,563
     Subsidiary term facility          126,438          130,900
     Subordinated note                  44,268           44,268
     Project loan                       21,711           23,486
                                      --------         --------
        Total debt outstanding         290,917          291,909
     Less:
        Current maturities             (28,373)         (28,015)
        Unamortized debt issue
          costs                         (6,710)          (7,049)
                                      --------         --------

         Total long-term debt         $255,834         $256,845
                                      ========         ========

The Company has a credit agreement with a syndicate of banks ("Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $80,000 ($43,500 outstanding at December 31, 1993), the availability of which is reduced by outstanding letters of credit ($7,832 at December 31, 1993), provides for the outstanding project loan of $21,711 at December 31, 1993 and provides for the outstanding term loan of $39,000 at December 31, 1993. The Credit Agreement also allows for up to $20,000 of additional borrowings from other lenders ($10,000 outstanding at December 31, 1993). The revolving credit facility matures in August 1996, at which time any outstanding principal and interest are due. The term loan matures in August 1999 and provides for scheduled quarterly payments and for mandatory prepayments of certain percentages of the Company's Excess Cash Flow (as defined in the Credit Agreement). The project loan provides for monthly principal payments and matures in July 1996. The average interest rates on the term loan, the revolving credit line and the $10,000 of additional borrowings at December 31, 1993 and September 30, 1993 were 5.4% and 5.1%, respectively.

The Credit Agreement contains a number of financial and other covenants which were based upon estimates of the Company's future financial performance provided by the Company at the time the Credit Agreement was negotiated in August 1992. Starting in late calendar year 1992, the styrene market became more depressed than the Company had anticipated in August 1992, and that market has not yet returned to the levels initially projected by the Company. Further, the disruption in the acrylonitrile market caused by the events in China described under "Results of Operations - Acrylonitrile" was not foreseen by the Company in 1992. As a result primarily of these events, the Company's results of operations are significantly lower than it anticipated when the Credit Agreement was negotiated in 1992. Consequently, the Company failed to meet several of the financial covenants in the Credit Agreement at the end of the first quarter of fiscal 1994. Accordingly, the Company obtained a waiver of these covenants through March 31, 1994. The Company has had preliminary discussions with its banks regarding an amendment of the Credit Agreement to modify the financial covenants in a manner that will allow the Company to remain in compliance after March 31, 1994. Based on those discussions, the Company believes that the Credit Agreement will be amended before March 31, 1994. The Company believes the amended Credit Agreement will allow greater flexibility during this current cyclical commodity chemical trough. Should the Company not be able to amend the Credit Agreement prior to April 1, 1994, an event of default may occur which would allow the lending banks to exercise their remedies, including accelerating the maturity of the indebtedness under the Credit Agreement.

The acquisition of the pulp chemicals business ("Sterling Canada") during the fourth quarter of fiscal 1992 was financed through additional debt, and in connection therewith, the Company obtained a separate stand-alone credit facility for Sterling Canada, which also issued an unsecured $44,268 subordinated note to the seller. The Sterling Canada credit facility includes a term loan to Sterling Canada ($126,438 outstanding at December 31, 1993), and an additional Cdn. $20,000 denominated revolving credit line ($6,000 outstanding at December 31, 1993), the availability of which is reduced by outstanding letters of credit ($1,430 at December 31, 1993). The Sterling Canada term loan, which matures in August 1999, provides for scheduled quarterly payments and additionally provides for mandatory prepayments of certain percentages of the Excess Cash Flow (as defined in the Sterling Canada Credit Facility) of Sterling Canada and its subsidiaries.

[CAPTION]
STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Unaudited)
(In Thousands Except Per Share Data)

[TEXT]
The Sterling Canada revolving credit line expires in August 1997, at which time any outstanding principal and interest are due.
The interest rates on the term loan and revolving credit line at December 31, 1993 and September 30, 1993 were 5.8% and 5.7%, respectively. The unsecured $44,268 subordinated note matures in December 1999 and provides for mandatory prepayments of a certain percentage of Sterling Canada's Excess Cash Flow (as defined in the credit facility). The interest rates on the subordinated note at December 31, 1993 and September 30, 1993 were 6.9% and 6.7%, respectively.

4.   Income Taxes:
     ------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective October 1, 1993. Under SFAS 109, deferred income taxes are provided for temporary differences in recognition of income and expenses for tax and financial reporting purposes. The temporary differences which give rise to significant portions of the Company's deferred tax assets and liabilities are the excess of tax depreciation, amortization and pension expenses over such book expenses. The adoption of this statement did not have an effect on the Company's results of operations. Upon adoption of SFAS 109, the Company's current deferred tax asset and deferred tax liability increased $1,609.

The provision for income taxes was computed using effective tax rates of 27.9% and 15.2% for the three month periods ended December 31, 1993 and 1992, respectively. The effective tax rate during the first quarter of fiscal 1993 was affected by the accrual of the earned surplus portion of the Texas Franchise Tax in addition to an adjustment for certain foreign taxes payable.

5.   Commitments and Contingencies:
     -----------------------------

Federal Income Taxes
- --------------------

During 1991, the Internal Revenue Service ("IRS") completed its examination of the Company's federal income tax returns for fiscal years 1987, 1988, 1989 and 1990. The IRS issued a notice of deficiency in June 1992 with respect to fiscal year 1987, in which it proposed various adjustments, resulting in a tax deficiency of $16,570, plus interest. The Company filed a petition for redetermination of this deficiency with the United States Tax Court. The IRS also has issued notices of proposed deficiency with respect to fiscal years 1988, 1989 and 1990, proposing primarily the same adjustments as for fiscal year 1987, with a proposed tax deficiency for the three-year period of $19,378, plus interest. The Company filed protests with the IRS contesting these proposed adjustments.

In October 1993, the Company and the IRS agreed upon a basis for settlement of the adjustments proposed for fiscal years 1987 through 1990. This settlement will result in a tax refund of $3,407 plus interest. Resulting adjustments to its fiscal year 1991 and 1992 federal income returns will result in additional taxes owed of approximately $1,525 plus interest. In addition, the Company's deferred tax liability for future years will increase by approximately $3,965. During fiscal year 1992, the Company accrued $2,000 in anticipation of this settlement; therefore, the net effect of these adjustments resulted in an additional $83 in tax expense during the first quarter of fiscal 1994.

Legal Proceedings
- -----------------

In January 1993, Hoeschst Celanese Corporation ("HCC") filed suit against BP Chemicals Limited ("BP") and the Company alleging patent infringement in connection with the use of an ion exchange resin in a guard bed installed in the Company's acetic acid production facility in Texas City. The suit sought unspecified damages and issuance of an injunction against BP and the Company to enjoin further infringement. The trial commenced on January 10, 1994 and on January 19, 1994, the jury rendered its verdict that BP and the Company had willfully infringed HCC's patent and were liable to HCC for a reasonable royalty of .6 cents per pound ($.006/lb) for the acetic acid produced by the Company during the infringing period (approximately $5,600). On January 21, 1994, an interim judgement was entered on the jury verdict. Post-trial motions are pending and it is anticipated that a final judgement will be entered in March 1994 in which the court could also assess additional damages and attorney's fees. Under the terms of the Lease and Production Agreement between the Company and BP Chemicals, Inc. ("BPC"), a U.S. subsidiary of British Petroleum Company plc, BPC has undertaken the defense of the Company and will indemnify the Company against all damages incurred as a result of the suit. In the event the final judgement is adverse, BPC and the Company intend to pursue all available appeal possibilities. Regardless of the final outcome, the Company does not anticipate final resolution of this matter to have a material impact on the Company's financial position or results of operations. In addition, future operations of the acetic acid production facility are not expected to be materially impacted by the final resolution of this matter.

Environmental Regulations
- -------------------------

The Company's Texas City plant and Canadian operations are subject to extensive federal, state, provincial and local environmental regulations. The Company may incur significant expenditures in order to comply with environmental regulations.

Report of Independent Accountants'
Review of Interim Financial Information

To the Board of Directors and Stockholders
Sterling Chemicals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. as of December 31, 1993 and the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the three month periods ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 19, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As more fully discussed in Note 4 to the condensed consolidated financial statements, effective October 1, 1993 the Company changed its method of accounting for income taxes.


COOPERS & LYBRAND


Houston, Texas
January 21, 1994

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the first quarter of fiscal 1994 were $130.6 million compared to revenues of $137.8 million for the first quarter of fiscal 1993, a decrease of 5%. The Company incurred a net loss of $3.5 million ($.06 per share) for the first quarter of fiscal 1994 compared to net income of $.1 million for the same period a year ago. For the first quarter of fiscal 1994, the Company's revenues from its petrochemical operations decreased from $107.2 million to $104.7 million when compared to the first quarter of fiscal 1993. Improved revenues from increased styrene sales quantities were more than offset by a reduction in export acrylonitrile sales margins and volumes.

Pulp chemicals revenues for the first quarter of fiscal 1994 decreased from $30.6 million to $25.8 million compared to the first quarter of fiscal 1993. This decrease was a result of somewhat lower sodium chlorate sales volumes and margins due to the continuing sodium chlorate oversupply situation and flat demand due to the sluggish pulp and paper market. Pulp chemicals' income for the first quarter of fiscal 1994 was enhanced by a one-time gain from the termination of a power supply contract related to the sale of a hydroelectric plant owned by a third-party, which provided a portion of the power requirements to the Buckingham, Quebec plant. This one-time gain improved pre-tax income by $2.6 million during the first quarter of fiscal 1994. Although the rates paid by the Company under this contract were generally favorable, the Company does not anticipate the termination of this contract will materially increase its electricity costs in the future.

STYRENE: Styrene revenues in the first quarter of fiscal 1994 increased over 80% to $46 million from $25 million during the first quarter of fiscal 1993. This increase was primarily due to a 33% increase in sales volume in addition to a dramatic increase in direct sales versus conversion sales during the period. The change in styrene's sales pattern was caused by the expiration of the Company's conversion agreement with Novacor Chemicals Inc. ("Novacor") near the end of fiscal 1993. The increase in aggregate sales volumes was also due to the Company not experiencing the significant production loss it incurred during the first quarter of fiscal 1993 as a result of an extensive scheduled maintenance shutdown. The Company's styrene unit operated at almost 85% of its rated capacity for the first three months of fiscal 1994 compared to approximately 50% during the first three months of fiscal 1993.

Styrene's performance improved during the first quarter of fiscal 1994 compared to the same period a year ago due to the higher production rates. However, this improved operating performance was partially offset by lower margins due to the change in sales pattern mentioned above. The expired conversion contract with Novacor, which called for the delivery of approximately one-third of the Company's annual styrene capacity, provided for full cost recovery and a small margin. The Company has been successful in replacing substantially all of the lost volumes under the expired conversion contract through a number of various domestic and export contract arrangements, in addition to spot sales. But, as sales margins continue to be under pressure due to worldwide overcapacity, some of these sales did not provide full cost recovery resulting in overall lower margins than when the Novacor conversion contract was in effect. Styrene's performance during the first quarter of fiscal 1994 also benefited somewhat by an 8% decrease in each of its two major raw materials, benzene and ethylene, from the corresponding quarter of fiscal 1993.

While no immediate sustainable significant improvement is expected in styrene's global supply/demand balance in the next few years, the Company believes that the continuing growth in styrene demand can ultimately absorb the current overcapacity of the styrene industry.

ACRYLONITRILE: Acrylonitrile revenues in the first quarter of fiscal 1994 decreased approximately 45% compared to the first quarter of fiscal 1993. Sales volumes decreased 37% while export sales prices decreased 25% during this period. Acrylonitrile's performance was also negatively affected by a scheduled four week maintenance shutdown, along with a reduction in acrylonitrile demand, in October 1993 which resulted in lower operating margins due to lower production rates. This scheduled shutdown, along with a reduction in acrylonitrile demand, reduced acrylonitrile production to approximately 60% of its rated capacity during the first quarter of fiscal 1994 compared to almost 95% of its rated capacity during the same period a year ago.

Acrylonitrile's performance continued to be negatively affected by weakness in the demand from export customers, particularly those supplying acrylic fiber to the People's Republic of China. In recent years the acrylic fiber market, the largest market for acrylonitrile, has been subject to volatility due to the relatively unstable nature of the Chinese market. The Company began to see some improvement in acrylonitrile demand toward the end of the first quarter of fiscal 1994, and anticipates this improvement will continue through the second quarter of fiscal 1994. The price of propylene, a major raw material, decreased 13% in the first quarter of fiscal 1994 compared to the same period of fiscal 1993.

ACETIC ACID: Acetic acid revenues for the first quarter of fiscal 1994 decreased 5% when compared to the corresponding period in fiscal 1993. The acetic acid unit operated at approximately 75% of its rated capacity during the first three months of fiscal 1994 compared to 100% during the first quarter of fiscal 1993. The decrease in revenues and production volumes was due to lower demand from the Company's sole acetic acid customer, BP Chemicals, Inc. ("BPC"), a U.S. subsidiary of British Petroleum Company plc. BPC requested that the Company produce less acetic acid during the first quarter of fiscal 1994 for inventory control purposes. The Company anticipates improved operating rates during the second quarter of fiscal 1994.

PULP CHEMICALS OPERATIONS: The pulp chemicals operations made a positive contribution during the first quarter of fiscal 1994 despite lower sales volumes and margins due to sodium chlorate's continuing oversupply situation and flat demand due to the sluggish pulp and paper market. The lower sales volumes and margins were offset by a one-time gain on the termination of the power supply contract (mentioned above) which improved pulp chemicals' performance by $2.6 million (before tax). The sodium chlorate plants operated at approximately 70% of their rated capacity during the first quarter of fiscal 1994 compared to 80% for the same period a year ago. While the operating performance of the pulp chemicals business during the first quarter of fiscal 1994 was down somewhat from a year ago, the Company anticipates its performance to improve in subsequent quarters as a result of recent sodium chlorate contracts for additional volumes that were negotiated and entered into with new and existing customers during the first quarter of fiscal 1994.

OTHER PRODUCTS: Performance of the Company's other products remained consistent during the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. Revenues during the first quarter of fiscal 1994 from plasticizers, lactic acid, tertiary butylamine and sodium cyanide increased approximately 5% compared to the corresponding period a year ago.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working capital increased to $43.6 million at December 31, 1994 from $31.0 million at September 30, 1993. Net cash used in operations was $ 1.8 million during the first quarter of fiscal
1994 compared to $12.6 million net cash provided by operations for the corresponding period in fiscal 1993. The increase in working capital was primarily attributable to a $17.8 million increase in accounts receivable which also negatively affected cash provided by operations. This increase in accounts receivable was due to greater acrylonitrile sales toward the end of the first quarter of fiscal 1994 compared to the fourth quarter of fiscal 1993 along with the recognition of the agreed to income tax settlement
(as discussed in Note 5 of "Notes to Condensed Consolidated
Financial Statements"). The recognition of the agreed to income tax settlement also had the effect of increasing deferred income taxes. Current deferred income taxes were also increased, with a corresponding increase in deferred income taxes, due to the Company's adoption of Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective
October 1, 1993. The adoption of SFAS 109 had no impact on the results of operations.

The Company has a credit agreement with a syndicate of banks ("Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $80 million ($43.5 million outstanding at December 31, 1993), the availability of which is reduced by outstanding letters of credit ($7.8 million at December 31, 1993), provides for the outstanding project loan of $21.7 million at December 31, 1993 and provides for the outstanding term loan of $39 million at December 31, 1993. The Credit Agreement also allows for up to $20 million of additional borrowings from other lenders ($10 million outstanding at December 31, 1993). The revolving credit facility matures in August 1996, at which time any outstanding principal and interest are due. The term loan matures in August 1999 and provides for scheduled quarterly payments and for mandatory prepayments of certain percentages of the Company's Excess Cash Flow (as defined in the Credit Agreement). The project loan provides for monthly principal payments and matures in July 1996. The average interest rates on the term loan, the revolving credit line and the $10 million of additional borrowings at December 31, 1993 and September 30, 1993 were 5.4% and 5.1%, respectively.

The Credit Agreement contains a number of financial and other covenants which were based upon estimates of the Company's future financial performance provided by the Company at the time the Credit Agreement was negotiated in August 1992. Starting in late calendar year 1992, the styrene market became more depressed than the Company had anticipated in August 1992, and that market has not yet returned to the levels initially projected by the Company. Further, the disruption in the acrylonitrile market caused by the events in China described under "Results of Operations - Acrylonitrile" was not foreseen by the Company in 1992. As a result primarily of these events, the Company's results of operations are significantly lower than it anticipated when the Credit Agreement was negotiated in 1992. Consequently, the Company failed to meet several of the financial covenants in the Credit Agreement at the end of the first quarter of fiscal 1994. Accordingly, the Company obtained a waiver of these covenants through March 31, 1994. The Company has had preliminary discussions with its banks regarding an amendment of the Credit Agreement to modify the financial covenants in a manner that will allow the Company to remain in compliance after March 31, 1994. Based on those discussions, the Company believes that the Credit Agreement will be amended before March 31, 1994. The Company believes the amended Credit Agreement will allow greater financial flexibility during the current cyclical commodity chemical trough. Should the Company not be able to amend the Credit Agreement prior to April 1, 1994, an event of default may occur which would allow the lending banks to exercise their remedies, including accelerating the maturity of the indebtedness under the Credit Agreement.

The Company's acquisition of the pulp chemicals business ("Sterling Canada") during the fourth quarter of fiscal 1992 was financed through additional debt, and in connection therewith, the Company obtained a separate stand-alone credit facility for Sterling Canada, which also issued an unsecured $44.3 million subordinated note to the seller. The Sterling Canada credit facility includes a term loan to Sterling Canada ($126.4 million outstanding at December 31, 1993), and an additional Cdn. $20 million revolving credit line ($6 million outstanding at December 31, 1993), the availability of which is reduced by outstanding letters of credit ($1.4 million at December 31, 1993). The Sterling Canada term loan, which matures in August 1999, provides for scheduled quarterly payments and additionally provides for mandatory prepayments of certain percentages of the Excess Cash Flow (as defined in the Sterling Canada Credit Facility) of Sterling Canada and its subsidiaries.

The Sterling Canada revolving credit line expires in August 1997, at which time any outstanding principal and interest are due.
The interest rates on the term loan and revolving credit line at December 31, 1993 and September 30, 1993 were 5.8% and 5.7%, respectively. The unsecured $44.3 million subordinated note matures in December 1999 and provides for mandatory prepayments of a certain percentage of Sterling Canada's Excess Cash Flow (as defined in the credit facility). The interest rates on the subordinated note at December 31, 1993 and September 30, 1993 were 6.9% and 6.7%, respectively.

Capital expenditures for the first quarter of fiscal 1994 were $2.8 million and are expected to approach $17 million for fiscal 1994, approximately $5 million of which will be used for pulp chemicals operations. The Company anticipates $8 million of these expenditures will be for environmental and safety matters, while the majority of the remainder will be for a part of the Company's contribution to a planned acetic acid expansion. In the future, the Company may incur additional significant expenditures in order to comply with environmental regulations.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------
In January 1993, Hoeschst Celanese Corporation ("HCC") filed suit against BP Chemicals Limited ("BP") and the Company alleging patent infringement in connection with the use of an ion exchange resin in a guard bed installed in the Company's acetic acid production facility in Texas City. The suit sought unspecified damages and issuance of an injunction against BP and the Company to enjoin further infringement. The trial commenced on January 10, 1994 and on January 19, 1994, the jury rendered its verdict that BP and the Company had willfully infringed HCC's patent and were liable to HCC for a reasonable royalty of .6 cents per pound ($.006/lb) for the acetic acid produced by the Company during the infringing period (approximately $5.6 million). On January 21, 1994, an interim judgement was entered on the jury verdict. Post-trial motions are pending and it is anticipated that a final judgement will be entered in March 1994 in which the court could also assess additional damages and attorney's fees. Under the terms of the Lease and Production Agreement between the Company and BP Chemicals, Inc. ("BPC"), a U.S. subsidiary of British Petroleum Company plc, BPC has undertaken the defense of the Company and will indemnify the Company against all damages incurred as a result of the suit. In the event the final judgement is adverse, BPC and the Company intend to pursue all available appeal possibilities. Regardless of the final outcome, the Company does not anticipate final resolution of this matter to have a material impact on the Company's financial position or results of operations. In addition, future operations of the acetic acid production facility are not expected to be materially impacted by the final resolution of this matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

There were no matters submitted to a vote of security holders during the three months ended December 31, 1993, however, the Annual Meeting of Stockholders was held January 26, 1994, at which time the Company's nominees for directors were elected.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits:  None

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended December 31, 1993.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STERLING CHEMICALS, INC.
                                    (Registrant)



Date:  February 11, 1994      __________________________________
                              J. Virgil Waggoner
                              President and Chief Executive
                                Officer (Principal Executive
                                Officer)



Date:  February 11, 1994      __________________________________
                              J. David Heaney
                              Vice President-Finance and Chief
                                Financial Officer (Principal
                                Financial Officer and Principal
                                Accounting Officer)