Form 10-Q
period 1994-03-31
STERLING CHEMICALS INC
filed 1994-05-13
CIK 795662

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                                OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

                  Commission File Number 1-10059

                         STERLING CHEMICALS, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                           76-0185186
- -------------------------------         ---------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)         Identification Number

1200 Smith Street, Suite 1900, Houston, Texas     77002-4312
- ---------------------------------------------     ----------
  (Address of Principal Executive Offices)        (Zip Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes /x/       No / /

     As of May 3, 1994, the number of shares of common stock outstanding was 55,659,958.


                           Page 1 of __
Part I. - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS
          --------------------

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands Except Per Share Data)
(Unaudited)

                                       March 31,    September 30,
                                         1994            1993
                                       ---------    -------------
        ASSETS
        ------
Current assets:
    Cash and cash equivalents           $    108      $  1,352
    Accounts receivable                  111,999        74,553
    Inventories                           58,960        60,328
    Prepaid expenses                       3,392         4,632
    Deferred income taxes                  4,152         3,856
                                        --------      --------
         Total current assets            178,611       144,721

Property, plant and equipment, net       297,457       314,315
Other assets                              77,333        80,669
                                        --------      --------
         Total assets                   $553,401      $539,705
                                        ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
    Accounts payable                    $ 59,707      $ 42,241
    Accrued liabilities                   41,055        43,513
    Current portion of long-term debt     29,300        28,015
                                        --------      --------
         Total current liabilities       130,062       113,769

Long-term debt                           250,845       256,845
Deferred income taxes                     43,673        36,098
Deferred credits and other liabilities    63,942        62,657
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value
      150,000 shares authorized,
      60,327 and 60,325 shares issued
      and 55,637 and 55,435 shares
      outstanding, respectively              603           603
    Additional paid-in capital            33,355        34,708
    Retained earnings                    104,211       105,871
    Pension adjustment                    (1,297)       (1,297)
    Accumulated translation adjustment   (20,872)      (16,184)
    Deferred compensation                   (102)         (164)
                                        --------      --------
                                         115,898       123,537
    Treasury stock at cost, 4,690
      and 4,891 shares, respectively     (51,019)      (53,201)
                                        --------      --------
         Total stockholders' equity       64,879        70,336
                                        --------      --------
         Total liabilities and
           stockholders' equity         $553,401      $539,705
                                        ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

                         Three Months Ended    Six Months Ended
                              March 31,            March 31,
                         ------------------    ----------------
                           1994      1993       1994      1993
                         --------  --------   --------  --------
Revenues                 $154,754  $113,045   $285,313  $250,834

Cost of goods sold        139,948   104,426    267,537   229,090
                         --------  --------   --------  --------

     Gross profit          14,806     8,619     17,776    21,744

Selling, general and
  administrative
  expenses                  6,996     6,955     12,197    13,153

Interest and debt
  related expenses,
  net of interest
  income                    5,394     5,725     10,605    11,361

Other income                  -         -        2,606       -
                         --------  --------   --------  --------

Income (loss) before
  income taxes              2,416    (4,061)    (2,420)   (2,770)

Provision (benefit) for
  income taxes                587    (1,475)      (760)     (263)
                         --------  --------   --------  --------

Net income (loss)        $  1,829  $ (2,586)  $ (1,660) $ (2,507)
                         ========  ========   ========  ========

Per share data:

Net income (loss)        $    .03  $   (.05)  $   (.03) $   (.05)
                         ========  ========   ========  ========

Dividends declared
  per share              $    -    $    .02   $    -    $    .04
                         ========  ========   ========  ========

Weighted average
  shares outstanding       55,605    55,248     55,553    55,170
                         ========  ========   ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                      Six Months Ended March 31,
                                      --------------------------
                                           1994         1993
                                         --------     --------
Cash flows from operating activities:
   Cash received from customers          $281,936     $269,839
   Miscellaneous cash receipts              4,542        3,162
   Cash paid to suppliers and
     employees                           (279,183)    (252,869)
   Interest paid                           (9,310)     (10,752)
   Interest received                           12           45
   Income taxes paid                         (147)         -
                                         --------     --------

Net cash provided by (used in)
  operating activities                     (2,150)       9,425

Cash flows from investing
  activities:
   Capital expenditures                    (4,124)      (7,868)
   Retirement of fixed assets                (363)      (1,050)
   Proceeds from joint venture
     distribution                           1,350        1,545
   Proceeds from sale of assets             2,606          -
                                         --------     --------

Net cash used in investing activities        (531)      (7,373)

Cash flows from financing activities:
   Net change in revolving debt            16,152        8,793
   Scheduled payments on long-term
     debt                                 (14,831)      (8,302)
   Proceeds from sale of common stock         -            203
   Dividends paid                             -         (2,207)
   Other                                      106         (119)
                                         --------     --------

Net cash provided by (used in)
  financing activities                      1,427       (1,632)
Effect of exchange rate on cash                10          (55)
                                         --------     --------

Net increase (decrease) in cash
  and cash equivalents                     (1,244)         365
Cash and cash equivalents -
  beginning of period                       1,352        2,625
Cash and cash equivalents - end
  of period                              $    108     $  2,990
                                         ========     ========

                           (continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
(In Thousands)
(Unaudited)

RECONCILIATION OF NET INCOME (LOSS) TO CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
- -------------------------------------------

                                     Six Months Ended March 31,
                                     --------------------------
                                         1994         1993
                                       --------     --------
Net income (loss)                      $(1,660)     $(2,507)

Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:

    Depreciation and amortization       20,161       19,131
    Loss on retirement of fixed
      assets                               576        2,370
    Gain on sale of assets              (2,606)         -
    Deferred tax expense                 5,373          630
    Deferred compensation                   62          115
    Treasury stock issued to ESOP          823          -
    Change in:

      Accounts receivable              (37,911)      (7,272)
      Inventories                        1,152        1,752
      Prepaid expenses                     385       (1,026)
      Other assets                      (2,977)      (3,176)
      Accounts payable                  10,957        5,019
      Accrued liabilities               (2,724)      (2,594)
      Interest payable                     209         (394)
      Taxes payable                        833          761
      Other liabilities                  5,197       (3,384)
                                       -------      -------

Cash provided by (used in)
  operating activities                 $(2,150)     $ 9,425
                                       =======      =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands Except Per Share Data)

1.   Basis of Presentation:
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of March 31, 1994 and the consolidated results of their operations and their cash flows for the periods ended March 31, 1994 and 1993. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the fiscal year ended September 30, 1993. The condensed consolidated financial statements included herein have been subjected to a review by Coopers & Lybrand, the Company's independent accountants, whose report is included herein.

2.   Inventories:
     -----------

     Inventories consisted of the following:

                                  March 31,     September 30,
                                    1994            1993
                                  ---------     -------------
     Inventories:
          Finished products        $33,275         $27,024
          Work in process            3,350           2,794
          Raw materials             13,756          16,598
                                   -------         -------

            Inventories at
              FIFO cost             50,381          46,416
     Inventories under
       exchange agreements          (2,425)          2,684
     Stores and supplies            11,004          11,228
                                   -------         -------

                                   $58,960         $60,328
                                   =======         =======

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Unaudited)
(In Thousands Except Per Share Data)

3.     Long-Term Debt:
       --------------

       Long-term debt consisted of the following:

                                       March 31,    September 30,
                                         1994           1993
                                       ---------    -------------
       Revolving credit facilities     $ 62,100        $ 53,692
       Term loan                         38,250          39,563
       Subsidiary term facility         121,975         130,900
       Subordinated note                 44,268          44,268
       Project loan                      19,895          23,486
                                       --------        --------

          Total debt outstanding        286,488         291,909
       Less:
          Current maturities            (29,300)        (28,015)
          Unamortized debt issue
            costs                        (6,343)         (7,049)
                                       --------        --------

          Total long-term debt         $250,845        $256,845
                                       ========        ========

The Company has a credit agreement with a syndicate of banks ("Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $80,000 ($58,000 outstanding at March 31, 1994), the availability of which is reduced by outstanding letters of credit ($2,307 at March 31, 1994), provides for the outstanding project loan of $19,895 at March 31, 1994 and provides for the outstanding term loan of $38,250 at March 31, 1994. The Credit Agreement also allows for up to $20,000 of additional borrowings from other lenders ($4,100 outstanding at March 31, 1994). The revolving credit facility matures in August 1996, at which time any outstanding principal and interest are due. The term loan matures in August 1999 and provides for scheduled quarterly payments and for mandatory prepayments of certain percentages of the Company's Excess Cash Flow (as defined in the Credit Agreement). The project loan provides for monthly principal payments and matures in July 1996. The average interest rates on the term loan, the revolving credit line and the $4,100 of additional borrowings at March 31, 1994 and September 30, 1993 (including all associated interest rate swaps) were 5.5% and 5.1%, respectively.

[CAPTION]
STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT, Continued
(Unaudited)
(In Thousands Except Per Share Data)

The Credit Agreement contains a number of financial and other covenants which were based upon estimates of the Company's future financial performance provided by the Company at the time the Credit Agreement was negotiated in August 1992. Starting in late calendar year 1992, the styrene market became more depressed than the Company had anticipated in August 1992, and that market is just beginning to return to the levels projected by the Company at the time the Credit Agreement was entered into. Further, the disruption in the acrylonitrile market caused by the relatively unstable nature of the Chinese market in recent years was not foreseen by the Company in 1992. As a result primarily of these events, the Company's results of operations for fiscal 1993 and the first quarter of fiscal 1994 were significantly lower than it anticipated when the Credit Agreement was negotiated in 1992. Consequently, the Company would have failed to meet several of the financial covenants in the Credit Agreement at the end of the second quarter of fiscal 1994. Accordingly, in anticipation of such failure, the Company obtained waivers of these covenants through April 30, 1994, while a longer term solution to the financial covenant issue was being negotiated. The Company recently finalized an amendment to the Credit Agreement modifying the financial covenants in a manner that is expected to allow the Company to remain in compliance through the term of the Credit Agreement.

The acquisition of the pulp chemicals business ("Sterling Canada") during the fourth quarter of fiscal 1992 was financed through additional debt, and in connection therewith, the Company obtained a separate stand-alone credit facility for Sterling Canada, which also issued an unsecured $44,268 subordinated note to the seller. The Sterling Canada credit facility includes a term loan to Sterling Canada ($121,975 outstanding at March 31, 1994), and an additional Cdn. $20,000 denominated revolving credit line ($0 outstanding at March 31, 1994), the availability of which is reduced by outstanding letters of credit ($2,180 at March 31, 1994) and outstanding bank overdrafts (Cdn. $9,366 at March 31, 1994). The Sterling Canada term loan, which matures in August 1999, provides for scheduled quarterly payments and additionally provides for mandatory prepayments of certain percentages of the Excess Cash Flow (as defined in the Sterling Canada Credit Facility) of Sterling Canada and its subsidiaries.

The Sterling Canada revolving credit line expires in August 1997, at which time any outstanding principal and interest are due.
The interest rate on the term loan and revolving credit line at March 31, 1994 and September 30, 1993 were 6.2% and 5.7%, respectively. The unsecured $44,268 subordinated note matures in December 1999 and provides for mandatory prepayments of a certain percentage of Sterling Canada's Excess Cash Flow (as defined in the credit facility). The interest rates on the subordinated note at March 31, 1994 and September 30, 1993 were 6.9% and 6.7%, respectively.

4.   Income Taxes:
     ------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective October 1, 1993. Under SFAS 109, deferred income taxes are provided for temporary differences in recognition of income and expenses for tax and financial reporting purposes. The temporary differences which give rise to significant portions of the Company's deferred tax assets and liabilities are the excess of tax depreciation, amortization and pension expenses over such book expenses. The adoption of this statement did not have an effect on the Company's results of operations. Upon adoption of SFAS 109, the Company's current deferred tax asset and deferred tax liability each increased $1,609.

The provision for income taxes was computed using effective tax rates of 31.4% and 9.5% for the six month periods ended March 31, 1994 and 1993, respectively. The effective tax rate during the first half of fiscal 1993 was affected by the accrual of the earned surplus portion of the Texas Franchise Tax in addition to an adjustment for certain foreign taxes payable.


5.   Commitments and Contingencies:
     -----------------------------

FEDERAL INCOME TAXES. During 1991, the Internal Revenue Service ("IRS") completed its examination of the Company's federal income tax returns for fiscal years 1987, 1988, 1989 and 1990. The IRS issued a notice of deficiency in June 1992 with respect to fiscal year 1987, in which it proposed various adjustments, resulting in a tax deficiency of $16,570, plus interest. The Company filed a petition for redetermination of this deficiency with the United States Tax Court. The IRS also has issued notices of proposed deficiency with respect to fiscal years 1988, 1989 and 1990, proposing primarily the same adjustments as for fiscal year 1987, with a proposed tax deficiency for the three-year period of $19,378, plus interest. The Company filed protests with the IRS contesting these proposed adjustments.

In October 1993, the Company and the IRS agreed upon a basis for settlement of the adjustments proposed for fiscal years 1987 through 1990. This settlement will result in a tax refund of $3,407 plus interest. Resulting adjustments to its fiscal year 1991 and 1992 federal income returns will result in additional taxes owed of approximately $1,525 plus interest. In addition, the Company's deferred tax liability for future years will increase by approximately $3,965. During fiscal year 1992, the Company accrued $2,000 in anticipation of this settlement. These adjustments resulted in an additional $83 in tax expense during the first quarter of fiscal 1994.

ACETIC ACID PATENT INFRINGEMENT. In January 1993, Hoeschst Celanese Corporation ("HCC") filed suit against BP Chemicals Limited ("BP") and the Company alleging patent infringement in connection with the use of an ion exchange resin in a guard bed installed in the Company's acetic acid production facility in Texas City. The suit sought unspecified damages and issuance of an injunction against BP and the Company to enjoin further infringement. The trial commenced on January 10, 1994 and on January 19, 1994, the jury rendered its verdict that BP and the Company had willfully infringed HCC's patent and were liable to HCC for a reasonable royalty of .6 cents per pound ($.006/lb) for the acetic acid produced by the Company during the infringing period. On March 8, 1994, the court entered a final judgment upholding the jury verdict and awarding the following sums to
HCC: $5,592 as lost royalties; $5,592 as enhancement damages; $186 as prejudgment interest through March 8, 1994; and $25 as HCC's costs. In addition, the court entered a permanent injunction against BP and the Company prohibiting any activities that constitute infringement or inducement of infringement of HCC's patent. On March 22, 1994, the court entered an order staying the final judgment pending a final decision of any appeal to the Court of Appeals for the Federal Circuit affirming the validity and infringement of HCC's patent and the award of damages. The order was based upon a stipulation of the parties waiving the condition of a supersedeas bond. Subject to the expected denial of a motion for new trial, BP and the Company intend to prosecute an appeal.

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

AMMONIA RELEASE. On May 8, 1994, an ammonia release occurred at the Company's Texas City facility when a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. The Company estimates that approximately 3,000 pounds of ammonia were emitted into the atmosphere. Over one thousand residents of the Texas City area were examined at local hospitals as a result of alleged exposure to the ammonia. Fewer than 10 individuals were admitted for further observation and it appears that there are no serious injuries. Nevertheless, the Company anticipates that there is a substantial likelihood that litigation against the Company involving personal injury and property damage claims will ensue. On May 10, 1994, the Company presented the results of its preliminary investigation into the cause of the incident to the Occupational Safety and Health Administration and production from the affected reactor was resumed. The Company believes that final resolution of these matters will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

CHLORINE DIOXIDE GENERATOR PATENT ISSUES. The Company's primary competitor in the supply of patented technology for generators which convert sodium chlorate into chlorine dioxide is Akzo Nobel AB (formerly Eka Nobel AB) and its affiliates ("Akzo Nobel").
The Company is engaged with Akzo Nobel in numerous patent disputes throughout the world in which the Company and Akzo Nobel are challenging certain patents of the other and attempting to restrict the other's operating range. If either party is successful in these disputes, the other party may have to make adjustments and modifications in its commercial operations or obtain a license from the prevailing party. The Company's management believes that any potential costs for such adjustments or modifications would be immaterial. The Company believes it is entitled to certain indemnities from Tenneco Canada with respect to the acquired technology.

ENVIRONMENTAL REGULATIONS.  The Company's Texas City plant and
Canadian operations are subject to extensive federal, state, provincial and local environmental regulations. The Company may incur significant expenditures in order to comply with environmental regulations.

Report of Independent Accountants'
Review of Interim Financial Information

To the Board of Directors and Stockholders
Sterling Chemicals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. as of March 31, 1994 and the condensed consolidated statement of operations for the three and six month periods ended March 31, 1994 and 1993 and the condensed consolidated statement of cash flows for the six months ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

COOPERS & LYBRAND


Houston, Texas
April 22, 1994

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

RESULTS OF OPERATIONS

Revenues for the second quarter of fiscal 1994 were $154.8 million compared to revenues of $113.0 million for the second quarter of fiscal 1993, an increase of 37%. Revenues for the six month period ended March 31, 1994 were $285.3 million compared to revenues of $250.8 million for the same period a year ago, an increase of 14%. Net income for the three month period ended March 31, 1994 was $1.8 million ($.03 per share) versus a net loss of $2.6 million ($.05 per share) for the second quarter of fiscal 1993. Net loss for the first six months of fiscal 1994 was $1.7 million ($.03 per share) compared to a net loss of $2.5 million ($.05 per share) for the corresponding period in fiscal 1993.

For the second quarter of fiscal 1994, the Company's revenues from its petrochemical operations increased 46% to $123.5 million when compared to the second quarter of fiscal 1993. This increase in revenues was primarily due to an increase in direct sales which was largely the result of a change in styrene product sales mix compared to a year ago. Near the end of fiscal 1993, the Company's styrene conversion agreement with Novacor Chemicals Inc. ("Novacor") expired, which caused the Company to replace all of the lost conversion sales volumes with various direct sales arrangements. Acrylonitrile export sales volumes also increased in the second quarter of fiscal 1994 compared to the same period a year ago. Pulp chemicals revenues for the second quarter of fiscal 1994 increased $2.6 million to $31.3 million compared to the second quarter of fiscal 1993. This increase in revenue was due primarily to higher sodium chlorate sales volumes resulting from recently negotiated contracts.

In fiscal 1993, the Company granted stock appreciation rights ("SARs") to certain key employees and directors. Total expense for the second quarter of fiscal 1994 ($2.5 million before tax) was determined based on the number of SARs granted (3.7 million), vesting period (five years beginning September 1992) and the price of the Company's stock at March 31, 1994 ($5-5/8 per share). There was no expense related to SARs in fiscal 1993.

STYRENE: Styrene revenues in the second quarter of fiscal 1994 increased over 60% to $57 million compared to the second quarter of fiscal 1993. This increase was primarily due to an approximate 100% increase in direct sales due to the change in sales mix as mentioned above.

Styrene's performance improved during the second quarter of fiscal 1994 compared to the same period in fiscal 1993 due to higher production rates and improved sales margins resulting from price increases. Demand for styrene increased due to higher worldwide demand for styrenic polymers, particularly from the Far East. The Company's styrene unit operated at almost 90% of its rated capacity for the first six months of fiscal 1994 compared to about 65% during the first six months of fiscal 1993. Styrene's performance during the second quarter of fiscal 1994 also benefited from an approximate 12% decrease in the price of each of its two major raw materials, benzene and ethylene, compared to the corresponding quarter of fiscal 1993. Overall, styrene sales margins are improving as a strengthening in the styrene market seems to be occurring much earlier than the Company anticipated. While it is difficult at this point in the styrene cycle to predict the duration of this improvement in market conditions, the Company expects significantly improved styrene earnings in the third quarter of fiscal 1994.

ACRYLONITRILE: Acrylonitrile revenues in the second quarter of fiscal 1994 increased approximately 75% compared to the second quarter of fiscal 1993. This increase was a result of an approximate 150% increase in export sales volumes, partially offset by a decrease in sales price during the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993. The increase in acrylonitrile demand is primarily due to strengthening in the acrylic fiber market, in part due to the current stabilization of the Chinese economy. Demand for acrylonitrile is heavily influenced by demand from export customers, particularly those supplying acrylic fiber to the People's Republic of China. In recent years, the acrylic fiber market, the largest market for acrylonitrile, has been subject to volatility due to the relatively unstable nature of the Chinese market. Currently, export sales margins have firmed and are expected to continue to gradually improve.

Acrylonitrile's performance during the second quarter of fiscal 1994 also improved due to an approximate 10% decrease in the price of propylene, a major raw material, compared to the same period of fiscal 1993. The Company's acrylonitrile unit operated at approximately 75% of its rated capacity during the first six months of fiscal 1994 compared to almost 85% of its rated capacity during the same period a year ago.

ACETIC ACID: Acetic acid revenues for the second quarter of fiscal 1994 increased 14% when compared to the corresponding period in fiscal 1993. The increase in revenues was due to increased profit sharing from the Company's contract partner.

PULP CHEMICALS: Pulp chemicals revenues for the second quarter of fiscal 1994 increased 9% to $31.3 million compared to the corresponding period a year ago. The revenue increase was due primarily to higher sodium chlorate sales volumes resulting from recently negotiated contracts for additional volumes entered into with new and existing customers. The increase in sales volumes was partially offset by lower sales prices due to the continued sluggish pulp and paper markets. The Company anticipates that sales prices and margins will begin to improve during the last half of fiscal 1994.

The sodium chlorate plants operated at approximately 80% of their rated capacity during both the first six months of fiscal 1994 and 1993.

OTHER PRODUCTS: Performance of the Company's other products remained consistent during the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993. Revenues during the second quarter of fiscal 1994 from plasticizers, lactic acid, tertiary butylamine and sodium cyanide increased approximately 7% compared to the second quarter of fiscal 1993.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working capital increased to $48.5 million at March 31, 1994 from $31.0 million at September 30, 1993. Net cash used in operations was $2.2 million during the first six months of fiscal 1994 compared to $9.4 million net cash provided by operations for the corresponding period in fiscal 1993. The increase in working capital was primarily attributable to a $32.4 million increase in accounts receivable which also negatively affected cash provided by operations. This increase in accounts receivable was due to greater acrylonitrile and styrene sales volumes during the second quarter of fiscal 1994 compared to the fourth quarter of fiscal 1993 along with the recognition of the agreed-to income tax settlement (as discussed in Note 5 of "Notes to Condensed Consolidated Financial Statements"). The recognition of the agreed-to income tax settlement also had the effect of increasing deferred income taxes.

In addition, current deferred income taxes were also increased, with a corresponding increase in deferred income taxes, due to the Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective October 1, 1993. The adoption of SFAS 109 had no impact on the results of operations.

The increase in working capital due to the increase in accounts receivable was partially offset by the increase in accounts payable at March 31, 1994 from September 30, 1993. The increase in accounts payable resulted primarily from increased raw material purchases during the second quarter of fiscal 1994 as the Company's operating rates for its products improved.

The Company has a credit agreement with a syndicate of banks ("Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $80 million ($58.0 million outstanding at March 31, 1994), the availability of which is reduced by outstanding letters of credit ($2.3 million at March 31, 1994), provides for the outstanding project loan of $19.9 million at March 31, 1994 and provides for the outstanding term loan of $38.3 million at March 31, 1994. The Credit Agreement also allows for up to $20 million of additional borrowings from other lenders ($4.1 million outstanding at March 31, 1994). The revolving credit facility matures in August 1996, at which time any outstanding principal and interest are due. The term loan matures in August 1999 and provides for scheduled quarterly payments and for mandatory prepayments of certain percentages of the Company's Excess Cash Flow (as defined in the Credit Agreement). The project loan provides for monthly principal payments and matures in July 1996. The average interest rates on the term loan, the revolving credit line and the $4.1 million of additional borrowings at March 31, 1994 and September 30, 1993 (including all associated interest rate swaps) were 5.5% and 5.1%, respectively.

The Credit Agreement contains a number of financial and other covenants which were based upon estimates of the Company's future financial performance provided by the Company at the time the Credit Agreement was negotiated in August 1992. Starting in late calendar year 1992, the styrene market became more depressed than the Company had anticipated in August 1992, and that market is just beginning to return to the levels projected by the Company at the time the Credit Agreement was entered into. Further, the disruption in the acrylonitrile market caused by the relatively unstable nature of the Chinese market in recent years was not foreseen by the Company in 1992. As a result primarily of these events, the Company's results of operations for fiscal 1993 and the first quarter of fiscal 1994 were significantly lower than it anticipated when the Credit Agreement was negotiated in 1992. Consequently, the Company would have failed to meet several of the financial covenants in the Credit Agreement at the end of the second quarter of fiscal 1994. Accordingly, in anticipation of such failure, the Company obtained waivers of these covenants through April 30, 1994, while a longer term solution to the financial covenant issue was being negotiated. The Company recently finalized an amendment to the Credit Agreement modifying the financial covenants in a manner that is expected to allow the Company to remain in compliance through the term of the Credit Agreement.

The Company's acquisition of the pulp chemicals business ("Sterling Canada") during the fourth quarter of fiscal 1992 was financed through additional debt, and in connection therewith, the Company obtained a separate stand-alone credit facility for Sterling Canada, which also issued an unsecured $44.3 million subordinated note to the seller. The Sterling Canada credit facility includes a term loan to Sterling Canada ($122.0 million outstanding at March 31, 1994), and an additional Cdn. $20 million revolving credit line ($0 million outstanding at March 31, 1994), the availability of which is reduced by outstanding letters of credit ($2.2 million at March 31, 1994) and outstanding bank overdrafts (Cdn.$9.4 million at March 31,1994). The Sterling Canada term loan, which matures in August 1999, provides for scheduled quarterly payments and additionally provides for mandatory prepayments of certain percentages of the Excess Cash Flow (as defined in the Sterling Canada Credit Facility) of Sterling Canada and its subsidiaries.

The Sterling Canada revolving credit line expires in August 1997, at which time any outstanding principal and interest are due.
The interest rate on the term loan and revolving credit line at March 31, 1994 and September 30, 1993 were 6.2% and 5.7%, respectively. The unsecured $44.3 million subordinated note matures in December 1999 and provides for mandatory prepayments of a certain percentage of Sterling Canada's Excess Cash Flow (as defined in the credit facility). The interest rates on the subordinated note at March 31, 1994 and September 30, 1993 were 6.9% and 6.7%, respectively.

Capital expenditures for the second quarter of fiscal 1994 were $1.3 million and totalled $4.1 million for the first six months of fiscal 1994 and are expected to approach $19 million for fiscal 1994, approximately $6 million of which will be used for pulp chemicals operations. The Company anticipates $8 million of these expenditures will be for environmental and safety matters, while the majority of the remainder will be for a part of the Company's contribution to a planned acetic acid expansion. In the future, the Company may incur additional significant expenditures in order to comply with environmental regulations.

Information contained in "Note 5 of Notes to Condensed
Consolidated Financial Statements" is incorporated herein by reference.

Part II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------
ACETIC ACID PATENT INFRINGEMENT. On January 5, 1993, Hoeschst Celanese Corporation ("HCC") filed suit in U.S. District Court for the Southern District of Texas, Galveston Division against BP Chemicals Limited ("BP") and the Company (Civil Action No. G-93-
001) alleging patent infringement in connection with the use of an ion exchange resin in a guard bed installed in the Company's acetic acid production facility in Texas City. The suit sought unspecified damages and issuance of an injunction against BP and the Company to enjoin further infringement. The trial commenced on January 10, 1994 and on January 19, 1994, the jury rendered its verdict that BP and the Company had willfully infringed HCC's patent and were liable to HCC for a reasonable royalty of .6 cents per pound ($.006/lb) for the acetic acid produced by the Company during the infringing period. On March 8, 1994, the court entered a final judgment upholding the jury verdict and awarding the following sums to HCC: $5,592,000 as lost royalties; $5,592,000 as enhancement damages; $186,000 as prejudgment interest through March 8, 1994; and $25,000 as HCC's costs. In addition, the court entered a permanent injunction against BP and the Company prohibiting any activities that constitute infringement or inducement of infringement of HCC's patent. On March 22, 1994, the court entered an order staying the final judgment pending a final decision of any appeal to the Court of Appeals for the Federal Circuit affirming the validity and infringement of HCC's patent and the award of damages. The order was based upon a stipulation of the parties waiving the condition of a supersedeas bond. Subject to the expected denial of a motion for new trial, BP and the Company intend to prosecute an appeal.

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

AMMONIA RELEASE. On May 8, 1994, an ammonia release occurred at the Company's Texas City facility when a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. The Company estimates that approximately 3,000 pounds of ammonia were emitted into the atmosphere. Over one thousand residents of the Texas City area were examined at local hospitals as a result of alleged exposure to the ammonia. Fewer than 10 individuals were admitted for further observation and it appears that there are no serious injuries. Nevertheless, the Company anticipates that there is a substantial likelihood that litigation against the Company involving personal injury and property damage claims will ensue. On May 10, 1994, the Company presented the results of its preliminary investigation into the cause of the incident to the Occupational Safety and Health Administration and production from the affected reactor was resumed. The Company believes that final resolution of these matters will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

CHLORINE DIOXIDE GENERATOR PATENT ISSUES. The Company's primary competitor in the supply of patented technology for generators which convert sodium chlorate into chlorine dioxide is Akzo Nobel AB (formerly Eka Nobel AB) and its affiliates ("Akzo Nobel").
The Company is engaged with Akzo Nobel in numerous patent disputes throughout the world in which the Company and Akzo Nobel are challenging certain patents of the other and attempting to restrict the other's operating range. If either party is successful in these disputes, the other party may have to make adjustments and modifications in its commercial operations or obtain a license from the prevailing party. The Company's management believes that any potential costs for such adjustments or modifications would be immaterial. At the time of the acquisition of the patented technology from Tenneco Canada, the Company received certain assurances in respect to the acquired technology.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

At the annual meeting of stockholders held on January 26, 1994, the Company's nominees for directors were elected and Coopers & Lybrand was appointed as independent auditor for the Company for the fiscal year ended September 30, 1994. The results of the voting were as follows:

     (a)  Board of Directors:

                                                    VOTES
                    NAME            VOTES FOR     WITHHELD
             ------------------     ----------    --------
             Gordon A. Cain         44,747,835    245,574
             J. Virgil Waggoner     44,748,605    244,804
             William A. McMinn      44,786,786    206,623
             James J. Kerley        44,772,200    221,209
             Gilbert M.A. Portal    44,711,861    281,548
             Frank J. Pizzitola     44,722,725    270,684
             Ray R. Knowland        44,780,076    213,333

     (b)  Ratification of Independent Accountants:

                        VOTES FOR   VOTES AGAINST   ABSTENTIONS
                        ---------   -------------   -----------
          Coopers &
            Lybrand     44,317,732      88,353        587,324

     There were no broker nonvotes with respect to either of these matters.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits:  None

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1994.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STERLING CHEMICALS, INC.
                                    (Registrant)



Date:  May 12, 1994           _________________________________
                              J. Virgil Waggoner
                              President and Chief Executive
                                Officer (Principal Executive
                                Officer)



Date:  May 12, 1994           __________________________________
                              J. David Heaney
                              Vice President-Finance and Chief
                                Financial Officer (Principal
                                Financial Officer and Principal
                                Accounting Officer)