Form 10-Q
period 1994-06-30
STERLING CHEMICALS INC
filed 1994-08-15
CIK 795662

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

                                    OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

                  Commission File Number 1-10059


                         STERLING CHEMICALS, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                           76-0185186
- - -------------------------------         ---------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)         Identification Number

1200 Smith Street, Suite 1900, Houston, Texas     77002-4312
- - ---------------------------------------------     ----------
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

          Yes /x/       No / /

     As of August 8, 1994, the number of shares of common stock outstanding was 55,660,141.


                           Page 1 of __
Part I. - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS
          --------------------

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands Except Per Share Data)
(Unaudited)

                                       June 30,     September 30,
                                         1994            1993
                                       ---------    -------------
        ASSETS
        ------
Current assets:
    Cash and cash equivalents           $     72      $  1,352
    Accounts receivable                  138,434        74,553
    Inventories                           55,961        60,328
    Prepaid expenses                       1,475         4,632
    Deferred income taxes                  6,100         3,856
                                        --------      --------
         Total current assets            202,042       144,721

Property, plant and equipment, net       290,136       314,315
Other assets                              75,832        80,669
                                        --------      --------
         Total assets                   $568,010      $539,705
                                        ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
    Accounts payable                    $ 55,996      $ 42,241
    Accrued liabilities                   49,148        43,513
    Current portion of long-term debt     30,228        28,015
                                        --------      --------
         Total current liabilities       135,372       113,769

Long-term debt                           246,104       256,845
Deferred income taxes                     43,551        36,098
Deferred credits and other liabilities    72,446        62,657
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value
      150,000 shares authorized,
      60,327 and 60,325 shares issued
      and 55,660 and 55,435 shares
      outstanding, respectively              603           603
    Additional paid-in capital            33,232        34,708
    Retained earnings                    109,754       105,871
    Pension adjustment                    (1,297)       (1,297)
    Accumulated translation adjustment   (20,906)      (16,184)
    Deferred compensation                    (85)         (164)
                                        --------      --------
                                         121,301       123,537
    Treasury stock at cost, 4,667
      and 4,891 shares, respectively     (50,764)      (53,201)
                                        --------      --------
         Total stockholders' equity       70,537        70,336
                                        --------      --------
         Total liabilities and
           stockholders' equity         $568,010      $539,705
                                        ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)


                         Three Months Ended    Nine Months Ended
                              June 30,             June 30,
                         ------------------    ----------------
                           1994      1993       1994      1993
                         --------  --------   --------  --------
Revenues                 $204,668  $132,259   $489,981  $383,092

Cost of goods sold        176,807   121,177    444,343   351,611
                         --------  --------   --------  --------

     Gross profit          27,861    11,082     45,638    31,481

Selling, general and
  administrative
  expenses                 13,579     6,073     25,777    17,881

Interest and debt
  related expenses,
  net of interest
  income                    6,045     5,724     16,650    17,085

Other income                  -         -        2,606       -
                         --------  --------   --------  --------

Income (loss) before
  income taxes              8,237      (715)     5,817    (3,485)

Provision (benefit) for
  income taxes              2,693      (268)     1,933      (530)
                         --------  --------   --------  --------

Net income (loss)        $  5,544  $   (447)  $  3,884  $ (2,955)
                         ========  ========   ========  ========

Per share data:

Net income (loss)        $    .10  $   (.01)  $    .07  $   (.05)
                         ========  ========   ========  ========

Dividends declared
  per share              $    -    $    .02   $    -    $    .06
                         ========  ========   ========  ========

Weighted average
  shares outstanding       55,657    55,278     55,588    55,207
                         ========  ========   ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                      Nine Months Ended June 30,
                                      --------------------------
                                           1994         1993
                                         --------     --------
Cash flows from operating activities:
   Cash received from customers          $471,368     $406,816
   Miscellaneous cash receipts              7,220        4,518
   Cash paid to suppliers and
     employees                           (452,622)    (360,003)
   Interest paid                          (15,142)     (16,460)
   Interest received                           23           66
   Income taxes paid                         (261)         -
                                         --------     --------

Net cash provided by operating
  activities                               10,586       34,937

Cash flows from investing
  activities:
   Capital expenditures                    (5,538)      (9,657)
   Retirement of fixed assets                (717)      (1,081)
   Proceeds from joint venture
     distribution                           1,850        2,491
   Proceeds from sale of assets             2,606          -
                                         --------     --------

Net cash used in investing activities      (1,799)      (8,247)

Cash flows from financing activities:
   Net change in revolving debt            11,138       (3,975)
   Scheduled payments on long-term
     debt                                 (21,153)     (19,486)
   Proceeds from sale of common stock         -            203
   Dividends paid                             -         (3,312)
   Other                                      (69)        (119)
                                         --------     --------

Net cash used in financing
  activities                              (10,084)     (26,689)
Effect of exchange rate on cash                17         (106)
                                         --------     --------

Net decrease in cash
  and cash equivalents                     (1,280)        (105)
Cash and cash equivalents -
  beginning of period                       1,352        2,625
Cash and cash equivalents - end
  of period                              $     72     $  2,520
                                         ========     ========

                           (continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
(In Thousands)
(Unaudited)


RECONCILIATION OF NET INCOME (LOSS) TO CASH
PROVIDED BY OPERATING ACTIVITIES
- - -------------------------------------------

                                    Nine Months Ended June 30,
                                    --------------------------
                                         1994         1993
                                       --------     --------
Net income (loss)                      $ 3,884      $(2,955)

Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:

    Depreciation and amortization       30,518       28,857
    Loss on retirement of fixed
      assets                             1,107        2,489
    Gain on sale of assets              (2,606)         -
    Deferred tax expense                 3,303           43
    Deferred compensation                9,713          139
    Treasury stock issued to ESOP          954          276
    Change in:

      Accounts receivable              (63,391)     (12,020)
      Inventories                        4,149       11,485
      Prepaid expenses                   3,839         (441)
      Other assets                      (4,270)      (5,722)
      Accounts payable                  14,697       13,214
      Accrued liabilities                3,188        2,836
      Interest payable                  (1,507)        (929)
      Taxes payable                      3,866          902
      Other liabilities                  3,142       (3,237)
                                       -------      -------

Cash provided by operating
  activities                           $10,586      $34,937
                                       =======      =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands Except Per Share Data)


1.     Basis of Presentation:
       ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of June 30, 1994 and the consolidated results of their operations for the three and nine month periods ended June 30, 1994 and 1993 and consolidated cash flows for the nine months ended June 30, 1994 and 1993. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the fiscal year ended September 30, 1993. The condensed consolidated financial statements included herein have been subjected to a review by Coopers & Lybrand, the Company's independent accountants, whose report is included herein.

2.     Inventories:
       -----------

     Inventories consisted of the following:

                                  June 30,      September 30,
                                    1994            1993
                                  ---------     -------------
     Inventories:
          Finished products        $22,559         $27,024
          Work in process            4,865           2,794
          Raw materials             17,486          16,598
                                   -------         -------

     Inventories at FIFO cost       44,910          46,416
     Inventories under
       exchange agreements             139           2,684
     Stores and supplies            10,912          11,228
                                   -------         -------

                                   $55,961         $60,328
                                   =======         =======

3.     Long-Term Debt:
       --------------

       Long-term debt consisted of the following:

                                       June 30,     September 30,
                                         1994           1993
                                       ---------    -------------
       Revolving credit facilities     $ 65,270        $ 53,692
       Term loan                         37,500          39,563
       Subsidiary term facility         117,513         130,900
       Subordinated note                 44,268          44,268
       Project loan                      18,036          23,486
                                       --------        --------

          Total debt outstanding        282,587         291,909
       Less:
          Current maturities            (30,228)        (28,015)
          Unamortized debt issue
            costs                        (6,255)         (7,049)
                                       --------        --------

          Total long-term debt         $246,104        $256,845
                                       ========        ========

The Company has a credit agreement with a syndicate of banks ("Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $80,000 ($50,000 outstanding at
June 30, 1994), the availability of which is reduced by outstanding letters of credit ($2,307 at June 30, 1994), provides for the outstanding project loan of $18,036 at June 30, 1994 and provides for the outstanding term loan of $37,500 at June 30, 1994. The Credit Agreement also allows for up to $20,000 of additional borrowings from other lenders ($8,675 outstanding at June 30, 1994). The revolving credit facility matures in August 1996, at which time any outstanding principal and interest are due. The term loan matures in August 1999 and provides for scheduled quarterly payments and for mandatory prepayments of certain percentages of the Company's Excess Cash Flow (as defined in the Credit Agreement). The project loan provides for monthly principal payments and matures in July 1996. The average interest rates on the term loan, the revolving credit facility and the $8,675 of additional borrowings at June 30, 1994 and September 30, 1993 (including all associated interest rate swaps) were 7.6% and 6.5%, respectively.

The Company has a separate stand-alone credit agreement and an unsecured $44,268 subordinated note for the pulp chemicals business
("Sterling Canada"). The Sterling Canada credit agreement includes a term loan to Sterling Canada ($117,513 outstanding at June 30, 1994), and an additional Cdn. $20,000 denominated revolving credit facility ($1,000 outstanding at June 30, 1994), the availability of which is reduced by outstanding letters of credit ($2,182 at June 30, 1994) and outstanding bank overdrafts (Cdn. $5,595 at June 30,
1994). The Sterling Canada term loan, which matures in August 1999, provides for scheduled quarterly payments and additionally provides for mandatory prepayments of certain percentages of the Excess Cash Flow (as defined in the Sterling Canada credit agreement) of Sterling Canada and its subsidiaries.

The Sterling Canada revolving credit facility expires in August 1997, at which time any outstanding principal and interest are due.
The interest rate on the term loan and revolving credit facility at
June 30, 1994 and September 30, 1993 were 6.9% and 5.7%, respectively. The unsecured $44,268 subordinated note matures in December 1999 and provides for mandatory prepayments of a certain percentage of Sterling Canada's Excess Cash Flow (as defined in the
Sterling Canada credit agreement). The interest rates on the subordinated note at June 30, 1994 and September 30, 1993 were 7.4%
and 6.7%, respectively.


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

The provision for income taxes was computed using effective tax rates of 33.2% and 15.2% for the nine month periods ended June 30,
1994 and 1993, respectively. The effective tax rate during the first nine months of fiscal 1993 was affected by the accrual of the earned surplus portion of the Texas Franchise Tax in addition to an adjustment for certain foreign taxes payable.


5.     Commitments and Contingencies:
       -----------------------------

FEDERAL INCOME TAXES. In October 1993, the Company and the Internal Revenue Service ("IRS") agreed upon a basis for settlement of the adjustments proposed as a result of the IRS's examination of the Company's federal income tax returns for fiscal years 1987 through 1990. This settlement will result in a tax refund of approximately $3,800 plus interest. The settlement also requires adjustments to the fiscal year 1991 and 1992 federal income tax returns which will result in additional taxes owed of approximately $1,400 plus interest. In addition, the Company's deferred tax liability for future years will increase by approximately $4,000. During fiscal year 1992, the Company accrued $2,000 in anticipation of this settlement. These adjustments resulted in a reduction of $429 in tax expense during fiscal 1994.

ACETIC ACID PATENT INFRINGEMENT.  In January 1993, Hoechst
Celanese
Corporation ("HCC") filed suit against BP Chemicals Limited
("BP")
and the Company alleging patent infringement in connection with the use of an ion exchange resin in a guard bed installed in the Company's acetic acid production facility in Texas City. The suit sought unspecified damages and issuance of an injunction against BP and the Company to enjoin further infringement. The trial commenced on January 10, 1994 and on January 19, 1994, the jury rendered its verdict that BP and the Company had willfully infringed HCC's patent and were liable to HCC for a reasonable royalty of .6 cents per pound ($.006/lb) for the acetic acid produced by the Company during the infringing period. On March 8,
1994, the court entered a final judgment upholding the jury verdict and awarding the following sums to HCC: $5,592 as lost royalties;
$5,592 as enhancement damages; $186 as prejudgment interest through
March 8, 1994; and $25 as HCC's costs. In addition, the court entered a permanent injunction against BP and the Company prohibiting any activities that constitute infringement or inducement of infringement of HCC's patent. On March 22, 1994, the court entered an order staying the final judgment pending a final decision of any appeal to the Court of Appeals for the Federal Circuit affirming the validity and infringement of HCC's patent and the award of damages. The order was based upon a stipulation of the parties waiving the condition of a supersedeas bond. Subject to the expected denial of a motion for new trial, BP and the Company intend to prosecute an appeal.

Under the terms of the Lease and Production Agreement between the Company and BP Chemicals, Inc. ("BPC"), a U.S. subsidiary of British Petroleum Company plc, BPC has undertaken the defense of the Company and will indemnify the Company against all damages incurred as a result of the suit. Regardless of the outcome, the Company does not anticipate that final resolution of this matter will have a material adverse impact on the Company's financial position or results of operations. In addition, future operations of the acetic acid production facility are not expected to be materially impacted by the final resolution of this matter.

AMMONIA RELEASE. On May 8, 1994, an ammonia release occurred at the Company's Texas City facility while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. The Company estimates that approximately three thousand pounds of ammonia were emitted into the atmosphere. Approximately 7,500 individuals have filed claims directly with the
Company alleging personal injury and/or property damage as a result of exposure to the ammonia. The Company is in the process of determining the merit of these claims. As of July 29, 1994, 48% of these claims have either been settled or rejected by the Company.

To date, two lawsuits involving approximately 221 plaintiffs have been filed against the Company seeking unspecified damages for personal injuries and property damage as a result of the release.

The Company anticipates that there is a substantial likelihood that additional litigation against the Company asserting similar claims will ensue. The Company believes that its general liability insurance coverage is sufficient to cover anticipated claims and has accrued its deductible under this coverage. Accordingly, the Company believes that final resolution of these matters will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

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

Report of Independent Accountants'
Review of Interim Financial Information


To the Board of Directors and Stockholders
Sterling Chemicals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. as of June 30, 1994 and the condensed consolidated statement of operations for the three and nine month periods ended June 30, 1994 and 1993 and the condensed consolidated statement of cash flows for the nine months ended June
30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
July 28, 1994

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

RESULTS OF OPERATIONS

Revenues for the third quarter of fiscal 1994 were $205 million compared to revenues of $132 million for the third quarter of fiscal 1993, an increase of 55%. Revenues for the nine month period ended June 30, 1994 were $490 million compared to revenues of $383 million for the same period a year ago, an increase of 28%.
Net income for the third quarter of fiscal 1994 was $5.5 million ($.10 per share) versus a net loss of $.4 million ($.01 per share) for the third quarter of fiscal 1993. Net income for the first nine months of fiscal 1994 was $3.9 million ($.07 per share) compared to a net loss of $2.9 million ($.05 per share) for the corresponding period in fiscal 1993.

For the third quarter of fiscal 1994, the Company's revenues from its petrochemical operations increased 69% to $171 million when compared to the third quarter of fiscal 1993. This increase in revenue was primarily due to an increase in direct sales of styrene resulting from a change in styrene product sales mix compared to a year ago. Near the end of fiscal 1993, the Company's styrene conversion agreement with Novacor Chemicals Inc. ("Novacor") expired and the Company replaced the lost conversion sales volumes with direct sales. The revenue recognized from a conversion sale is lower than the revenue from an equivalent direct sale by the value of the raw materials supplied by the conversion partner. Also, increased acrylonitrile export sales volumes in the third quarter of fiscal 1994 compared to the same period a year ago contributed to the increased revenues from petrochemical operations. Pulp chemicals revenues for the third quarter of fiscal 1994 increased 9% to $34 million compared to the third quarter of fiscal 1993. This increase in revenue was due primarily to higher sodium chlorate sales volumes resulting from contracts entered into during the first half of fiscal 1994.

In fiscal 1993, the Company granted stock appreciation rights ("SAR's") to certain key employees and directors. The expense recognized for the SAR's is determined based on the number of SAR's granted (3.7 million), the vesting period (five years beginning September 1992) and the appreciation of the Company's stock price above $4 per share, which was the fair market value of the Company's common stock on the date of grant of the SAR's. On June
30, 1994, the Company's stock price was $9-3/8 per share, which resulted in an expense for the vested portion of the SAR's of $7.1 million for the third quarter of fiscal 1994 and $9.6 million for the first nine months of fiscal 1994. The expense for the SAR's is included in selling, general and administrative expenses in the Company's income statement and will continue to impact earnings during the vesting period. Each $1 change in the price of the Company's common stock will result in approximately $1.8 million (before tax) or $.02 per share impact based on the vested status at
June 30, 1994.  There was no expense related to SAR's in fiscal
1993.

STYRENE: Styrene revenues in the third quarter of fiscal 1994 increased by 110% to $87 million compared to the third quarter of fiscal 1993. This increase was primarily due to an increase in direct sales of over 140% resulting from the change in sales mix as discussed above. Higher sales prices also contributed to the increase in revenues.

Styrene's performance improved during the third quarter of fiscal 1994 compared to the same period in fiscal 1993 due to higher sales volumes resulting from increased demand and higher sales margins resulting from price increases and higher operating rates.
Demand
for styrene increased due to growing worldwide demand for styrenic polymers. The Company's styrene unit operated at more than 95% of its rated capacity for the first nine months of fiscal 1994 compared to about 70% during the first nine months of fiscal 1993.
The price of styrene's two major raw materials, benzene and ethylene, were relatively stable in the third quarter of fiscal 1994 compared to the same period in fiscal 1993. However, the Company anticipates the prices for these raw materials will increase in the fourth quarter of fiscal 1994.

Overall, styrene sales margins improved as a strengthening in the styrene market seems to be occurring much earlier than the Company anticipated. While it is difficult at this point in the styrene cycle to predict the duration of this improvement in market conditions, the Company expects styrene earnings to continue improving in the fourth quarter of fiscal 1994.

ACRYLONITRILE: Acrylonitrile revenues in the third quarter of fiscal 1994 increased approximately 58% compared to the third quarter of fiscal 1993. This increase was a result of an approximate 110% increase in export sales volumes, partially offset by a decrease in export sales price during the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993. The Company's acrylonitrile unit operated at approximately 85% of its rated capacity during the first nine months of fiscal 1994 compared to approximately 70% of its rated capacity during the same period a year ago.

The increase in acrylonitrile demand is primarily due to strengthening in the synthetic fiber market, in part due to the current stabilization of the Chinese economy. Demand for acrylonitrile is heavily influenced by demand from export customers, particularly those supplying acrylic fiber to the People's Republic of China. In recent years, the acrylic fiber market, the largest market for acrylonitrile, has been subject to volatility due to the relatively unstable nature of the Chinese market.

Acrylonitrile's performance during the third quarter of fiscal
1994
was comparable to the same period in fiscal 1993. Although export sales volumes and operating rates were higher during the third quarter of fiscal 1994 compared to the same period in fiscal 1993, export sales margins declined primarily due to lower export sales prices. Costs associated with the ammonia release on May 8, 1994 (See Part II, Item 1, "Legal Proceedings") also negatively impacted acrylonitrile's performance. Currently, export sales margins have firmed and are expected to improve in the fourth quarter of fiscal
1994.

ACETIC ACID: Acetic acid revenues for the third quarter of fiscal
1994 increased 28% when compared to the corresponding period in fiscal 1993. The increase in revenues was due to increased profit sharing from the Company's contract partner.

On August 8, 1994, the Company and BP Chemicals, Inc. ("BP")
signed
an Amended and Restated Lease and Production Agreement (the "Agreement"). The Agreement extends BP's exclusive right to purchase acetic acid produced by the Company through July 31, 2016 and contains terms and conditions which are similar to the previous agreement.

PULP CHEMICALS: Pulp chemicals revenues for the third quarter of fiscal 1994 increased 9% to $34 million compared to the corresponding period a year ago. The revenue increase was due primarily due to higher sodium chlorate sales volumes resulting from contracts for additional volumes entered into with new and existing customers during the first half of fiscal 1994. Higher royalty income from the generator technology business also contributed to the increase in revenues. The increase in sales volumes was partially offset by lower sodium chlorate sales margins due in part to lower sales prices. The Company anticipates that sodium chlorate margins will improve during the fourth quarter of fiscal 1994 due to a price increase effective July 1st in North America.

The Company's sodium chlorate plants operated at approximately
82%
of their rated capacity during the first nine months of fiscal
1994
compared to 75% of their rated capacity for the same period in fiscal 1993.

OTHER PRODUCTS: Performance of the Company's other products improved during the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993 primarily because of plasticizers' performance. Demand has improved for plasticizers resulting in higher operating rates and increased profit sharing under the Company's long-term sales contract with BASF Corporation. Revenues during the third quarter of fiscal 1994 from plasticizers, lactic acid, tertiary butylamine and sodium cyanide increased approximately 17% compared to the third quarter of fiscal 1993.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Working capital increased to $67 million at June 30, 1994 from
$31
million at September 30, 1993. Net cash provided by operating activities was $11 million during the first nine months of fiscal 1994 compared to $35 million for the corresponding period in fiscal
1993. The increase in working capital was primarily attributable to a $63 million increase in accounts receivable which also negatively affected cash provided by operations. This increase in accounts receivable was due to significantly higher styrene and acrylonitrile sales volumes during the third quarter of fiscal 1994 compared to the fourth quarter of fiscal 1993. The increase in working capital was partially offset by the increase in accounts payable at June 30, 1994 from September 30, 1993. The increase in accounts payable resulted primarily from increased raw material purchases during the third quarter of fiscal 1994 as the Company's operating rates for its products improved.

The current deferred income tax asset increased, with a corresponding increase in the deferred income tax liability, due to the Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective October 1, 1993. The adoption of SFAS 109 had no impact on the results of operations.

The Company has a credit agreement with a syndicate of banks ("Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $80 million ($50 million outstanding at June 30, 1994), the availability of which is reduced by outstanding letters of credit ($2.3 million at June 30, 1994), provides for the outstanding project loan of $18.0 million at June
30, 1994 and provides for the outstanding term loan of $37.5 million at June 30, 1994. The Credit Agreement also allows for up to $20 million of additional borrowings from other lenders ($8.7 million outstanding at June 30, 1994). The revolving credit facility matures in August 1996, at which time any outstanding principal and interest are due. The term loan matures in August 1999 and provides for scheduled quarterly payments and for mandatory prepayments of certain percentages of the Company's Excess Cash Flow (as defined in the Credit Agreement). The project loan provides for monthly principal payments and matures in July 1996. The average interest rates on the term loan, the revolving credit facility and the $8.7 million of additional borrowings at June 30, 1994 and September 30, 1993 (including all associated interest rate swaps) were 7.6% and 6.5%, respectively.

The Company has a separate stand-alone credit agreement and an unsecured $44.3 million subordinated note for the pulp chemicals business ("Sterling Canada"). The Sterling Canada credit agreement includes a term loan to Sterling Canada ($117.5 million outstanding at June 30, 1994), and an additional Cdn. $20 million revolving credit facility ($1.0 million outstanding at June 30, 1994), the availability of which is reduced by outstanding letters of credit ($2.2 million at June 30, 1994) and outstanding bank overdrafts (Cdn.$5.6 million at June 30,1994). The Sterling Canada term loan, which matures in August 1999, provides for scheduled quarterly payments and additionally provides for mandatory prepayments of certain percentages of the Excess Cash Flow (as defined in the Sterling Canada credit agreement) of Sterling Canada and its subsidiaries.

The Sterling Canada revolving credit facility expires in August 1997, at which time any outstanding principal and interest are due.
The interest rate on the term loan and revolving credit facility at
June 30, 1994 and September 30, 1993 were 6.9% and 5.7%, respectively. The unsecured $44.3 million subordinated note matures in December 1999 and provides for mandatory prepayments of a certain percentage of Sterling Canada's Excess Cash Flow (as defined in the Sterling Canada credit agreement). The interest rates on the subordinated note at June 30, 1994 and September 30, 1993 were 7.4% and 6.7%, respectively.

Capital expenditures for the third quarter of fiscal 1994 were
$1.4
million and totaled $5.5 million for the first nine months of fiscal 1994 and are expected to approach $16 million for fiscal 1994, approximately $5 million of which will be used for pulp chemicals operations. The Company anticipates $5 million of these expenditures will be for environmental and safety matters, while the majority of the remainder will be for a part of the Company's contribution to a planned acetic acid expansion. In the future, the Company may incur additional significant expenditures in order to comply with environmental regulations.

The Company is subject to various litigation and tax contingencies which in the aggregate should not have a material impact on the Company's financial position of future results of operations. See
"Note 5 of Notes to Condensed Consolidated Financial Statements" and Part II, Item 1, "Legal Proceedings" incorporated herein by reference.

Part II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------

ACETIC ACID PATENT INFRINGEMENT. On January 5, 1993, Hoechst Celanese Corporation ("HCC") filed suit in U.S. District Court for the Southern District of Texas, Galveston Division against BP Chemicals Limited ("BP") and the Company (Civil Action No. G-93-
001) alleging patent infringement in connection with the use of an ion exchange resin in a guard bed installed in the Company's acetic acid production facility in Texas City. The suit sought unspecified damages and issuance of an injunction against BP and the Company to enjoin further infringement. The trial commenced on
January 10, 1994 and on January 19, 1994, the jury rendered its verdict that BP and the Company had willfully infringed HCC's patent and were liable to HCC for a reasonable royalty of .6 cents per pound ($.006/lb) for the acetic acid produced by the Company during the infringing period. On March 8, 1994, the court entered a final judgment upholding the jury verdict and awarding the following sums to HCC: $5,592,000 as lost royalties; $5,592,000 as enhancement damages; $186,000 as prejudgment interest through March
8, 1994; and $25,000 as HCC's costs. In addition, the court entered a permanent injunction against BP and the Company prohibiting any activities that constitute infringement or inducement of infringement of HCC's patent. On March 22, 1994, the court entered an order staying the final judgment pending a final decision of any appeal to the Court of Appeals for the Federal Circuit affirming the validity and infringement of HCC's patent and the award of damages. The order was based upon a stipulation of the parties waiving the condition of a supersedeas bond. Subject to the expected denial of a motion for new trial, BP and the Company intend to prosecute an appeal.

Under the terms of the Lease and Production Agreement between the Company and BP Chemicals, Inc. ("BPC"), a U.S. subsidiary of British Petroleum Company plc, BPC has undertaken the defense of the Company and will indemnify the Company against all damages incurred as a result of the suit. Regardless of the outcome, the Company does not anticipate that final resolution of this matter will have a material adverse impact on the Company's financial position or results of operations. In addition, future operations of the acetic acid production facility are not expected to be materially impacted by the final resolution of this matter.

AMMONIA RELEASE. On May 8, 1994, an ammonia release occurred at the Company's Texas City facility while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. The Company estimates that approximately three thousand pounds of ammonia were emitted into the atmosphere. Approximately 7,500 individuals have filed claims directly with the
Company alleging personal injury and/or property damage as a result of exposure to the ammonia. The Company is in the process of determining the merit of these claims. As of July 29, 1994, 48% of these claims have either been settled or rejected by the Company.

To date, two lawsuits involving approximately 221 plaintiffs have been filed against the Company seeking unspecified damages for personal injuries and property damage as a result of the release.

The Company anticipates that there is a substantial likelihood that additional litigation against the Company asserting similar claims will ensue. The Company believes that its general liability insurance coverage is sufficient to cover anticipated claims and has accrued its deductible under this coverage. Accordingly, the Company believes that final resolution of these matters will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits:  None

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 1994.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STERLING CHEMICALS, INC.
                                    (Registrant)



Date:  August 15, 1994        _________________________________
                                 J. Virgil Waggoner
                                 President and Chief Executive
                                  Officer (Principal Executive
                                  Officer)



Date:  August 15, 1994         __________________________________
                                 J. David Heaney
                                 Vice President-Finance and Chief
                                  Financial Officer (Principal
                                  Financial Officer and Principal
                                  Accounting Officer)