Form 10-K
period 1994-09-30
STERLING CHEMICALS INC
filed 1994-12-21
CIK 795662

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 1-10059

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  DELAWARE                                      76-0185186
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

        1200 SMITH STREET SUITE 1900                            77002-4312
               HOUSTON, TEXAS                                   (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 650-3700

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
- - ---------------------------------------------  ---------------------------------------------
   Common Stock, par value $.01 per share              New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/.
           ----
     As of December 5, 1994, the number of shares of common stock outstanding was 55,673,991. As of such date, the aggregate market value of common stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, was approximately $430 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994 (Part II Items 5-8 & Part IV Item 14 (a) 1)

(2) Portions of the Company's definitive Proxy Statement dated December 19, 1994
    (Part III Items 10-12).
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                              PART I

Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................   12
Item 3.    Legal Proceedings............................................................   13
Item 4.    Submission of Matters to Vote of Security Holders............................   14

                                             PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........   15
Item 6.    Selected Financial Data......................................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of      15
           Operations...................................................................
Item 8.    Financial Statements and Supplementary Data..................................   15
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial       15
           Disclosure...................................................................

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant...........................   15
Item 11.   Executive Compensation.......................................................   15
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   15
Item 13.   Certain Relationships and Related Transactions...............................   15

                                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   16

                                     PART I

ITEM 1. BUSINESS

     Sterling Chemicals, Inc. (the "Company") was organized as a Delaware corporation in 1986. At its Texas City, Texas plant ("Texas City Plant") it manufactures seven commodity petrochemicals: styrene, acrylonitrile, acetic acid, plasticizers, lactic acid, tertiary butylamine and sodium cyanide. In August 1992 the Company acquired four plants in Canada which manufacture sodium chlorate, a chemical used primarily in the pulp and paper industry, and one of which manufactures sodium chlorite. The Company also licenses, engineers and oversees construction of large scale generators for the pulp and paper industry to convert sodium chlorate into chlorine dioxide. Unless otherwise indicated herein, the "Company" refers to the Company and its subsidiaries collectively.

SALES, MARKETING AND COMPETITION

     The Company sells its products pursuant to long and short-term contracts and through its direct sales force. During fiscal 1994 a significant portion of the Company's production from the Texas City Plant was dedicated to long-term contracts with Monsanto Company ("Monsanto"), subsidiaries of British Petroleum Company plc, BASF Corporation ("BASF") and E.I. du Pont de Nemours and Company ("Dupont"). Although management of the Company does not anticipate the loss of any of these customers, under certain market conditions, the loss of or a material reduction in the amount of product purchased by these customers could have a material adverse effect on the Company. The balance of the Company's products are sold pursuant to short-term contracts and spot transactions by its direct sales force, which concentrates on the styrene, acrylonitrile, pulp chemicals and lactic acid markets. Sales to BP Chemicals Inc. ("BPC") and Mitsubishi International Corporation ("Mitsubishi") each accounted for 10% or more of the Company's revenue during the fiscal year ended September 30, 1994.

     Some of the Company's long-term contracts for its petrochemical products are structured as conversion agreements, pursuant to which the customer furnishes raw materials which the Company processes. In exchange, the Company receives a fee typically designed to cover its fixed and variable costs of production and to generally provide an element of profit dependent in amount on the then existing market conditions. These long-term contracts allow the Company to lower working capital requirements, maintain relatively low selling, general and administrative expenses related to the marketing of products and gain access to certain improvements in manufacturing process technology. The Company believes its long-term contracts help insulate the Company to some extent from the effects of declining markets while allowing it to share the benefits of favorable market conditions for most of the products sold under these arrangements.

     During fiscal 1994, the Company experienced a significant increase in direct sales versus conversion sales of styrene. The change resulted from the expiration in late fiscal 1993 of a conversion agreement that had been in effect since 1986 for approximately one-third of the Company's annual styrene production. During fiscal 1994, the Company successfully replaced all of the volumes from the expired conversion agreement with domestic and export sales arrangements and spot sales. In the current tight market for styrene, the sales arrangements were more profitable than the expired conversion agreement would have been and the shift from that long-term conversion agreement to more spot sales allowed the Company to take advantage of the greater price volatility in the spot market. In down cycles, however, long-term arrangements may provide more stability and conversions may continue to help insulate the Company from changes in raw materials prices.

     The Company competes primarily on the basis of product price, service, reliability and quality. Prices for the Company's commodity chemicals are determined by market factors that are largely beyond the Company's control, and, except with respect to a number of its long-term contracts, the Company generally sells its products at prevailing market prices. In managing its production schedules and product inventories, the Company emphasizes the importance of its ability to deliver products to its customers on time and within specifications. In its effort to ensure that its products are of consistently high quality, the Company uses a statistical quality control program.

     The industries in which the Company operates are highly competitive. Many of the Company's competitors, particularly in the petrochemical industry, are larger and have greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies and major integrated petroleum companies, some of which have their own raw material resources.

     The Company has both domestic and foreign competitors and sells its products in both domestic and foreign markets. The Company sells large percentages of its styrene and acrylonitrile production in the export market, which has historically been more volatile than the domestic market. Revenues and demographics of export sales from domestic operations are summarized below:

                                                              YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Export revenues (in thousands).....................  $324,930     $158,804     $183,241
    Percentage of total revenues.......................       46%          31%          43%
    Export revenues (as a percent of total exports) by
      geographical area:
      Asia.............................................       80%          61%          62%
      Europe...........................................       16%          39%          37%
      Other............................................        4%           --           1%

For additional information regarding the Company's domestic and foreign operations, see Item 8, "Note 8 of Notes to Consolidated Financial Statements."

PRODUCTS

     At its Texas City Plant, the Company manufactures seven commodity petrochemicals which are used in the manufacture of other goods or in other chemical processes. At its four Canadian plants, the Company manufactures chemicals used primarily in the bleaching of kraft pulp for paper manufacture. The Company also is a supplier of patented and proprietary technology for chlorine dioxide generators used by certain mills in the kraft pulp bleaching process.

  Petrochemicals

     Styrene. The Company manufactures styrene from ethylene and benzene using Monsanto/Lummus technology. Styrene is principally used in the manufacture of intermediate products such as polystyrene, latex, acrylonitrile butadiene styrene ("ABS") resins, synthetic rubbers and unsaturated polystyrene resins. These intermediate products are used to produce various consumer products, including building products, boat and automotive components, disposable cups and trays, packaging and containers, housewares, tires, audio and video cassettes, luggage, children's toys, paper coating, appliance parts and carpet backing.

     Effective April 1, 1994 the Company and BP Chemicals Ltd. entered into a sales and purchase agreement for approximately 15% of the Company's production of styrene, subject to specified minimum and maximum yearly requirements. The term of the agreement initially expires in December 1996 but extends on a year-to-year basis thereafter unless terminated by either party by giving at least twelve month's prior written notice.

     The Company and Monsanto are operating under a conversion agreement and a sales agreement, each effective through December 31, 1995. The Company is negotiating with Monsanto with respect to the renewal of these agreements. Although there can be no assurances, the Company anticipates that these agreements will be renewed on substantially similar terms. Under these agreements the Company provides Monsanto, subject to a specified minimum and maximum, a major portion of Monsanto's styrene requirements for its manufacture of styrene-containing polymers. Under the conversion agreement, Monsanto delivers ethylene and benzene to the Company and pays the Company a fee generally designed to recover the Company's conversion costs and to provide the Company an element of profit dependent on the then existing market conditions. Alternatively, under the sales agreement, Monsanto may purchase all or a portion of its styrene requirements described above from the Company at market price, subject to certain prior notice requirements. The agreements permit Monsanto to terminate all or part of its obligations upon twelve months' notice to the

Company should Monsanto sell or discontinue all or part of its business that uses styrene. During fiscal years 1994, 1993 and 1992, the Company delivered to Monsanto a significant portion of the Company's styrene production each year.

     Effective September 1992, the Company and Mitsubishi entered into a sales agreement which has an original term expiring in August 1995. The contract renews automatically on an annual basis unless terminated by either party with three months' prior notice. This agreement is for approximately 10% of the Company's production of styrene, subject to specified minimum and maximum yearly requirements.

     The balance of the Company's styrene production is sold pursuant to other contractual arrangements and by the Company's sales organization in the export and domestic markets.

     According to industry publications, the total domestic capacity for styrene is currently 11.6 billion pounds per year. The Company's rated capacity* of 1.5 billion pounds per year accounts for approximately 13% of the domestic capacity. The Company's major domestic competitors in the manufacture of styrene are Dow Chemical Company, Arco Chemical Company, Amoco Chemicals Company, Chevron Chemical Company, COS-MAR (a joint venture of General Electric Company and Fina) and Huntsman Chemical Corporation.

     The commodity chemical markets in which the Company competes are cyclical, volatile and sensitive to changes in supply and demand, which are in turn affected by general economic conditions. Tight market conditions for products that result in strong profit margins, such as those now existing for styrene, have historically caused significant new capacity additions. These typically lead to overcapacity and declining prices and profit margins until market growth can absorb the new capacity. The relative strength or weakness of the global economy can influence the rate of market growth.

     Beginning in 1991, styrene's profitability became depressed because of both overcapacity and recessionary pressures in parts of the world. By the spring of 1994, however, market growth resulting from economic expansion had absorbed much of the excess capacity. As a result, the Company's styrene volumes began increasing late in the first fiscal quarter and by the third fiscal quarter prices and margins were increasing as well. Generally, all of the Company's products benefited in 1994 from the recovery under way in the global commodity chemical markets. While fiscal 1994 began with weak demand for both styrene and acrylonitrile, by the end of fiscal 1994 both products were experiencing higher prices, margins and sales volumes.

     Acrylonitrile. The Company manufactures acrylonitrile from propylene and ammonia using BPC technology. Acrylonitrile is principally used in the manufacture of intermediate products such as acrylic fibers and ABS resins. These intermediate products are used to produce various consumer products, including apparel, carpets, furnishings, upholstery, household appliances, and plastics for automotive parts.

     Approximately 80% of the Company's acrylonitrile production was exported in fiscal 1994, primarily through large international trading companies or in connection with a conversion agreement with BPC. In 1988, the Company entered into a long-term conversion agreement with BPC, under which BPC contributed the majority of the capital expenditures required to start the third acrylonitrile reactor train at the Texas City Plant and BPC has the option to take up to approximately one-sixth of the Company's total acrylonitrile capacity. BPC furnishes the necessary raw materials and pays the Company a conversion fee for the amount of acrylonitrile it takes. During fiscal 1994, the Company delivered approximately 9% of its acrylonitrile production to BPC pursuant to this agreement, while in fiscal 1993 and 1992, the quantity was immaterial. This agreement has an initial term of ten years, with BPC having the option to extend the agreement for two additional five-year terms. The third reactor incorporates certain BPC technological improvements under a separate license agreement from BPC. During the term of the agreement, the Company has the right to incorporate these and any future improvements into its other existing acrylonitrile facilities. BPC has a first security interest in and lien on the third reactor and related equipment and in the first acrylonitrile produced in the reactor units and the proceeds generated from the sales thereof to the extent of the acrylonitrile which

- - ---------------

* "Rated capacity" or "capacity" is calculated by estimating the number of days in a year that a production unit is expected to operate and multiplying that number by an amount equal to the production unit's optimal daily output.

BPC is entitled to purchase under the production agreement. These rights may only be exercised upon an event of default by the Company.

     The Company and Monsanto entered into a long-term conversion agreement effective January 1, 1994, which supersedes and contains essentially the same terms as a prior agreement that had been in place since 1986. This agreement will expire at the end of 1998. Under this agreement, Monsanto pays the Company a fee generally designed to cover fixed and variable costs and to provide an element of profit, dependent on the then existing market conditions, with respect to acrylonitrile delivered. The agreement permits Monsanto to terminate all or part of its obligation upon six months' notice to the Company should Monsanto sell or discontinue all or part of its business using acrylonitrile. During fiscal years 1994, 1993 and 1992, the Company delivered a substantial amount of its acrylonitrile production to Monsanto.

     The balance of the Company's acrylonitrile production is sold by its sales force and certain international agents. During fiscal 1993, the Company opened an office in Beijing, China. During fiscal 1994, the Company made its first direct sales of acrylonitrile into China and anticipates increased marketing opportunities in this region.

     According to industry publications, the total domestic capacity for acrylonitrile production is approximately three billion pounds per year with the Company's rated capacity of approximately 700 million pounds accounting for approximately 25% of the total. Other major domestic producers of acrylonitrile are Cytec Industries (formerly American Cyanamid Co.), Dupont, BPC and Monsanto.

     Acetic Acid. The Company produces acetic acid from carbon monoxide (produced on-site from carbon dioxide and natural gas) and methanol using a technology owned and licensed to the Company by BPC. Acetic acid is principally used in the manufacture of intermediate products such as vinyl acetate monomer. These intermediate products are used to produce various consumer products, including pharmaceuticals, adhesives, glue, cigarette filters and surface coatings.

     The Company has had an agreement in effect since August 1986 with BPC giving BPC the exclusive right to purchase all of the Company's acetic acid production until August 1996. In exchange for that exclusive right, BPC is obligated to make unconditional payments to the Company through August 1, 1996 sufficient to repay the Company's project loan related to the acetic acid unit. This project loan will be discharged pursuant to its terms on August 1, 1996. BPC provides methanol and reimburses the Company on the basis of a formula designed to provide the Company with full cost recovery. In addition, the Company is entitled to receive annually a portion of the profits earned by BPC from the sale of acetic acid produced by the Company. The acetic acid unit is subject to certain security arrangements (taking the form of a sale-leaseback transaction) which provide that until August 1996, under certain limited circumstances generally under the Company's control, BPC could take physical possession of and operate the acetic acid unit. In August of 1996, the Company will reacquire title to the acetic acid unit.

     In August 1994 the Company and BPC amended and restated the 1986 agreement to extend the production provisions (but not the security arrangements) to August 2016. In connection with this extension, the Company and BPC modified the profit sharing provisions of the 1986 agreement and terminated BPC's conditional right to further extensions of the Agreement.

     The Company has reached agreement with BPC to expand acetic acid capacity from about 600 million pounds to nearly 800 million pounds annually. This expansion is expected to be completed in fiscal 1996 and should make acetic acid the Company's second largest volume product.

     According to industry publications, the total domestic capacity for acetic acid production is approximately 3.8 billion pounds per year, with the Company's current rated capacity of about 600 million pounds representing approximately 16% of the total domestic capacity. The Company's major domestic competitors are Hoechst Celanese Corporation, Eastman Chemical Products, Inc. and Hanson plc (formerly Quantum Chemicals).

     Plasticizers. The Company manufactures plasticizers employing a series of processes using alpha-olefins and orthoxylene as the primary raw materials. Plasticizers are used to make various products, including flexible plastics such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding.

     The Company has a product sales agreement with BASF that extends through the end of the decade but renews automatically for six years unless either party delivers a termination notice to the other on or prior to December 31, 1997. Pursuant to the agreement, the Company sells all of its plasticizer production to BASF. BASF provides certain raw materials to the Company and markets the plasticizers and BASF pays fees to the Company on a formula basis designed to reimburse the Company's direct and allocated costs. In addition, the Company is entitled to a share of profits earned by BASF attributable to the plasticizers supplied by the Company. BASF retains title to and has a security interest in the raw materials furnished by it and in the finished inventory of plasticizers produced by the Company for delivery to BASF.

     The Company's current rated capacity for the production of plasticizers is approximately 280 million pounds per year. The other major domestic producers of plasticizers are Exxon Chemical Americas, Aristech Chemicals and Eastman Chemical Products, Inc.

     Lactic Acid. The Company markets synthetic lactic acid to food processing and pharmaceutical companies in both the domestic and export markets through its sales personnel. The Company is the sole domestic producer of synthetic lactic acid, the highest purity lactic acid available. The Company uses hydrogen cyanide, a by-product of its acrylonitrile process, acetaldehyde and hydrogen chloride as raw materials. Primary uses for lactic acid are as a food additive and preservative and in pharmaceuticals. Major competition for the Company in lactic acid is from competitors who manufacture primarily fermentation grade lactic acid. Management believes that the quality of synthetic lactic acid generally is preferred over the quality of fermentation grade lactic acid, particularly in certain time and heat exposure applications.

     TBA. The Company manufactures TBA by adding part of the Company's by-product hydrogen cyanide to isobutylene in an acid catalyst reaction. TBA is used to make various products, including pesticides, solvents, pharmaceuticals and synthetic rubber. The Company sells all of its TBA production to Monsanto pursuant to a long-term contract that expires on December 31, 1996.

     The Company believes that there are currently only three TBA production units in the world: the Company's TBA unit (21 million pounds rated capacity), Nitto Chemical Industries Co., Ltd (3.3 million pounds rated capacity) and BASF (13 million pounds rated capacity).

     Sodium Cyanide. The Company operates a sodium cyanide facility owned by Dupont which was constructed in 1989 on land owned by the Company at the Texas City Plant. The facility has an annual rated capacity of 100 million pounds and utilizes as a raw material hydrogen cyanide, a by-product of the Company's acrylonitrile process. The Company and Dupont have an agreement whereby the Company receives a fee for operating the facility for up to 30 years. The Company is compensated by Dupont for the raw material value of the hydrogen cyanide as well as for the Company's allocated and incremental out-of-pocket costs for operating the facility. Either party may terminate this agreement by giving 36 months' written notice. Termination by the Company prior to the 15th anniversary of the agreement (May 2003) would require various remedies to be made by the Company to Dupont, including penalties and cost of removal of the facility from the Company's plant site. Termination by Dupont would require Dupont to pay for the cost of removal of the facility. Assignability of the agreement is limited, and if the Company assigns the agreement under certain circumstances, it must deliver to Dupont a lease for the land on which the facility is situated and permit Dupont to operate the facility. Dupont also may operate the sodium cyanide facility in the event of certain defaults.

  Pulp Chemicals

     On August 21, 1992 Sterling Canada, Inc. ("Sterling Canada"), a wholly-owned subsidiary of the Company, and Sterling Pulp Chemicals, Ltd., a wholly-owned subsidiary of Sterling Canada ("Sterling Pulp"), purchased substantially all of the assets of the pulp chemicals business of Albright & Wilson Americas, a division of Tenneco Canada, Inc., a wholly owned subsidiary of Tenneco Inc. ("Tenneco Canada") for approximately $202 million. All four of the Canadian plants acquired produce sodium chlorate, and one also produces sodium chlorite. In addition to the manufacturing facilities, the Company acquired from Tenneco Canada an operating unit that is one of the largest worldwide suppliers of patented technology for the large-scale generators used by certain kraft pulp mills to convert sodium chlorate into chlorine dioxide. The purchased assets also include systems for the design, installation, sale and servicing of such generators for use by kraft pulp mills and the licensing and construction of sodium chlorate plants.

     Sodium Chlorate. Sodium chlorate is used in the production of chlorine dioxide and is sold primarily to paper manufacturers for use as a bleaching chemical for kraft pulp manufacturing. Kraft pulp is a strong paper or paperboard made from wood chips. Bleached kraft pulp is used to make uncoated paper for commercial printing and for office copiers and printers and coated paper for magazines, catalogues and promotional printed products. Chlorine dioxide also is used to bleach paperboard for packing, tissue and other products and as a raw material to produce sodium chlorite. Other uses for sodium chlorate include a raw material for rocket propellants and as a cotton defoliant. The Company markets sodium chlorate primarily in Canada and the U.S. heightened environmental concerns and new regulations limiting dioxins and furans in pulp mill effluent have resulted in growth in the sodium chlorate industry as pulp mills have begun to substitute chlorine dioxide for elemental chlorine. Chlorine dioxide is an environmentally preferred substitute for elemental chlorine in the bleaching of kraft pulp. Chlorine dioxide is a powerful and highly selective oxidizing agent suitable for pulp bleaching with the ability to produce high-brightness pulp with little or no damage to the cellulose fiber. There are currently efforts in some jurisdictions to ban all chlorine and chlorine-containing products, including chlorine dioxide, from the pulp bleaching process. See "--Environmental and Safety Matters."

     The Company is one of the three largest producers of sodium chlorate in North America. Its rated capacity of 320,000 metric tons accounts for approximately 20% of North American capacity. The Company's major North American competitors in the manufacture of sodium chlorate are Akzo Nobel (formerly Eka Nobel), Occidental Petroleum, Canadian Occidental and Kerr-McGee.

     The Company sells sodium chlorate generally under one to five year contracts, most of which provide for minimum and maximum volumes at market prices. In addition, most of these contracts contain certain "meet or release" pricing clauses. Certain contracts are evergreen and require advance notice before termination.

     Chlorine Dioxide Generators. Through its ERCO Systems Group, the Company is one of the largest worldwide suppliers of patented technology for the generators which certain pulp mills use to convert sodium chlorate into chlorine dioxide. Each mill that uses chlorine dioxide requires at least one generator. The Company receives revenue when a generator is sold to a mill. More importantly, however, the Company also receives royalties from the mills generally over the next ten-year period based on the amount of chlorine dioxide produced. The Company was awarded ten new generator contracts during fiscal 1994, while eight of the generators sold in prior years commenced operation in fiscal 1994.

     The research and development group of Sterling Pulp works to develop new and more efficient generators. When pulp mills move to higher chlorine substitution levels, they usually upgrade generator capacity which frequently requires new generator technology. Mills may also convert to a newer generator to take advantage of efficiency advances and technological improvements. Each upgrade or conversion results in a licensing agreement which generally provides for payment of an additional ten-year royalty.

     Selection by the mills of the type of generator and the supplier of sodium chlorate is completely independent. The Company's pulp chemicals business historically has supplied approximately two-thirds of all large scale pulp mill generators worldwide. The Company's major competitor is Akzo Nobel. Outside of North America, Akzo Nobel operates under the name Cell Chem.

     During fiscal 1993, the Company opened a small representative office in Beijing, China. This office is expected to develop opportunities for future sales of sodium chlorate and chlorine dioxide generators and/or for the licensing and construction of sodium chlorate plants in that region. The first generator in China to convert sodium chlorate to chlorine dioxide was sold by ERCO and commenced operation in fiscal 1994. Several more generators are under construction in China by ERCO.

     Sodium Chlorite. The Company manufactures sodium chlorite at its Buckingham, Quebec facility. That facility's capacity is approximately 3,000 metric tons per year. Sodium chlorite is a specialty product used primarily for water treatment and as a disinfectant for fresh produce. North American capacity for sodium chlorite is approximately 13,000 metric tons with one other North American producer, Vulcan Chemicals.

     For information regarding the production capacities, operating rates and revenues generated by each of the Company's principal products, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AVAILABILITY OF RAW MATERIALS FOR PRODUCTS

     For each of the Company's products, the combined cost of raw materials and utilities is far greater than all other production costs combined. Thus, an adequate supply of these materials at reasonable prices is critical to the success of the Company's business. The Company does not produce any of its major raw materials, benzene, ethylene, propylene and ammonia at the Texas City Plant, and electricity at its pulp chemical facilities. Moreover, some of the Company's competitors are integrated and produce their own raw materials. Although management believes that the Company will continue to be able to secure adequate supplies of its raw materials to meet its requirements at acceptable prices, there can be no assurance that it will be able to do so.

  PETROCHEMICALS

     Styrene. Styrene is a clear liquid that the Company manufactures from ethylene and benzene. The Company's conversion agreements require that other parties furnish to the Company the ethylene and/or benzene necessary to fulfill its conversion obligations. In recent years, approximately one-third of the Company's ethylene has been furnished by customers pursuant to conversion arrangements. The Company nevertheless must purchase large volumes of ethylene and benzene for use in most of its production of styrene for sale to others. There is currently a high demand for ethylene and its price has risen significantly recently. The Company has arrangements with several ethylene suppliers that provide for its estimated requirements for purchased ethylene at generally prevailing and competitive market prices. If any of these suppliers were to experience significant operating problems, the Company would be forced to seek alternative sources at prices that could be unfavorable for the Company. Moreover, if various customers for whom the Company now manufactures styrene under conversion arrangements were to cease furnishing their own raw materials and seek only to purchase styrene from the Company, the Company's requirements for purchased ethylene and benzene could correspondingly increase.

     Acrylonitrile. The Company produces acrylonitrile by reacting propylene and ammonia over a solid-fluidized catalyst at low pressure. Similar to styrene, the Company sells a significant portion of its acrylonitrile pursuant to conversion agreements but must purchase large volumes of propylene and ammonia for use in most of its production of acrylonitrile for sale to others. If various customers for whom the Company now manufactures acrylonitrile under conversion arrangements were to cease furnishing their own raw materials and seek only to purchase acrylonitrile from the Company, the Company's requirements for purchased propylene and ammonia could increase. Although currently the demand for propylene is high and the price of propylene has risen significantly recently, the Company believes that both ammonia and propylene will, for the foreseeable future, remain in adequate supply to meet demand. Hydrogen cyanide is a by-product of the manufacture of acrylonitrile and is used by the Company as a raw material for the production of lactic acid, TBA and sodium cyanide and any excess is burned as fuel.

     Acetic Acid. Acetic acid is manufactured by the Company primarily from carbon monoxide (produced on-site from carbon dioxide and natural gas) and methanol. At present, the Company's methanol is supplied by BPC under its long-term contract with the Company. The Company believes that methanol will be available for its needs for the foreseeable future. Carbon dioxide and natural gas are purchased under requirements contracts with major suppliers and are available in adequate supply.

     Plasticizers. The Company manufactures plasticizers using a series of processes. Primary raw materials are alpha-olefins and orthoxylene, which are supplied by BASF under its long-term contract with the Company. Management believes that adequate supplies of raw materials will be available for the Company's needs in the foreseeable future.

     Lactic Acid. Lactic acid is manufactured from the Company's hydrogen cyanide, a by-product of its acrylonitrile process, and two other raw materials, acetaldehyde and hydrogen chloride, which are readily available from commercial suppliers.

     TBA. TBA is produced by the addition of hydrogen cyanide to isobutylene in an acid catalyst reaction. The Company uses a portion of its by-product hydrogen cyanide in this process. Monsanto supplies the isobutylene, sulfuric acid and caustic soda under its long-term contract with the Company, and management believes that supplies of these raw materials will remain adequate for its needs in the foreseeable future.

     Sodium Cyanide. Sodium cyanide is manufactured from the Company's by-product hydrogen cyanide and caustic soda. Dupont supplies the caustic soda under its long-term contract with the Company.

  PULP CHEMICALS

     Sodium Chlorate. Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride. There are various technologies available for production of sodium chlorate. The Company's current technology was developed internally prior to the acquisition and is metal cell technology utilizing titanium anodes, piping and reactors. Electric power is purchased by each of the Company's pulp chemical facilities pursuant to contracts with local electric utilities. Electric power costs typically represent approximately 70% of the variable cost of production of sodium chlorate. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. On average, the Company's electrical power costs are believed to be competitive with other producers in the areas in which it operates.

     The Company also purchases sodium chloride (salt) for use in the manufacture of sodium chlorate. Sodium chloride is purchased under requirements contracts with major suppliers. The Company believes that sodium chloride will be available for its needs for the foreseeable future.

TECHNOLOGY AND LICENSING

  PETROCHEMICALS

     In connection with the Company's purchase of the Texas City Plant in 1986, Monsanto assigned to the Company certain third party technology licenses that granted the Company a nonexclusive, irrevocable and perpetual right and license to use Monsanto's technology at the Texas City Plant in effect at the time of the acquisition for the purpose of (i) continuing the production of the chemicals which were then produced at the Texas City Plant and (ii) modifying, operating and maintaining the synthesis gas production unit to produce carbon monoxide, blend gas and hydrogen for internal plant use. During fiscal 1991, BPC purchased the technology and the license related to the acetic acid unit from Monsanto. Under this license, the Company is not obligated to make any royalty payments to BPC. The Company believes that these licenses are material to the operation of the Texas City Plant. The right and license granted by Monsanto with respect to styrene does not require the Company to make royalty payments unless the styrene capacity or production level exceeds 1.5 billion pounds per year. In the event that Monsanto grants to another a similar license with respect to styrene offering more favorable royalty rates, Monsanto must offer the Company the more favorable rates.

     BPC has granted to the Company a perpetual, royalty free license to use BPC's acrylonitrile technology at the Company's Texas City Plant as part of the acrylonitrile expansion project. The Company and BPC have agreed to cross-license any technology or improvements relating to the manufacture of acrylonitrile in the Company's facility.

     During the term of the sodium cyanide contract, Dupont has the option to provide to the Company any improvements in its sodium cyanide technology without cost to the Company.

     Management believes that the manufacturing processes that the Company utilizes at the Texas City Plant are cost effective and competitive. Although the Company does not engage in alternative process research with respect to its U.S. operations, it does monitor new technology developments, and when management believes it is appropriate, the Company seeks to obtain licenses for process improvements.

  PULP CHEMICALS

     Along with the sodium chlorate manufacturing facilities, the Company also acquired from Tenneco Canada an operating unit that is one of the largest worldwide suppliers of patented technology for the generators used by certain pulp mills to convert sodium chlorate into chlorine dioxide. The purchased assets also included chlorine dioxide generation technology and systems for the design, installation, sale and servicing of such technology for use by kraft pulp mills.

     The principal business of this unit is the design, sale and technical service of custom-built patented chlorine dioxide generators. Sterling Pulp's engineering group is involved in the technical support of its company's sales and marketing group through joint calling efforts and defines the scope of a project and produces technical schedules and cost estimates. The Company subcontracts the detailed design and construction of the chlorine dioxide generators. Plant and instrumentation testing and generator start-up are handled by a joint engineering/technical service team of the Company. The Company is involved in a number of patent disputes with Akzo Nobel. See Item 3, "Legal Proceedings."

     The Company's pulp chemicals research and development activities are carried out at its Toronto, Ontario laboratories. Activities include the development of new or improved chlorine dioxide generation processes and research in new technologies focusing on electrochemical and membrane technology related to chorine dioxide, its by-products and pulp mill effluent.

ENVIRONMENTAL AND SAFETY MATTERS

     The Company's operations are subject to extensive regulation relating to environmental emissions or discharges, process controls, waste management, worker and community health and safety and chemical products. Operating permits or approvals are or may be required for the Company's production operations and waste disposal practices, and these permits are subject to revocation or modification for cause and to renewal upon expiration. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to mandatory orders, fines, injunctions or imprisonment of individuals. In the U.S., third parties may also have the right to sue to enjoin certain actions or to enforce compliance.

     Management believes that the environmental management programs that the Company has implemented to maintain compliance with applicable environmental laws are exemplary for the chemical industry generally. As part of its ongoing environmental oversight efforts, the Company conducts or commissions reviews of its environmental performance and addresses issues identified in those reviews. The Company routinely conducts inspection and surveillance programs to detect and respond to any leaks or spills of regulated hazardous substances and to correct any identified regulatory deficiency. To reduce the risk of off-site consequences from any unanticipated event, the Company acquired a greenbelt buffer zone adjacent to the Texas City Plant in 1991. The Company also initiated and continues its participation in a regional air monitoring network to monitor ambient air quality in the Texas City community. This model five-year program is a cooperative effort as part of the Company's commitment to the Chemical Manufacturers Association and Canadian Chemical Producers Association Responsible Care initiatives. The Company was a Regional Finalist in EPA's Administrator Awards for 1992 in recognition of "excellence in effort and significant contributions to environmental improvement through pollution prevention." In 1993 and 1994, the Company received a Certificate of Nomination from the EPA in recognition of the efficient operation, maintenance and management of its deep-well disposal facility. In 1994 the Company's Commitment to Safety was also rewarded. The Company became the first facility in Texas City, Texas to be accepted into the Merit Program of the U.S. Occupational Safety and Health Administration ("OSHA"), part of OSHA's Voluntary Protection Program.

     Changing and increasingly strict environmental laws and regulations might affect the manufacture, handling, processing, distribution or use of chemical products and the release, treatment, storage or disposal of wastes by the Company. For example, at both the state and federal level, the trend towards regulation of discharges on a sectoral, geographic or multimedia basis may directly or indirectly affect producers of specific chemicals. Such actions may be expected to exert pressure on companies in the commodity chemical industry to enhance their wastewater recycling and on-site treatment systems to reflect the government's evolving views. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses. There can be no assurance that material costs and liabilities will not be incurred.

     Production of chemical products involves the use, storage, transportation and disposal of materials that may be classified as hazardous or toxic under applicable laws. Management believes that the Company's procedures for the use, storage, transportation and disposal of these materials are consistent with industry standards and applicable laws and that it takes precautions to protect its employees and others from harmful exposure to such materials. However, there can be no assurance that past or future operations will not result in exposure or injury or to claims of injury by employees or the public due to the use, storage, transportation or disposal of these materials.

     In connection with the Company's purchase of the Texas City Plant from Monsanto, Monsanto contractually retained liability for any pre-closing violations, for pre-closing deposits or emissions, including costs for cleanups (defined as remediation work mandated by a governmental agency to clean up, contain or remove hazardous substances) and third party claims as a result thereof and for related legal fees, costs and expenses. These obligations terminate under a variety of circumstances, including an assignment of the acquisition agreement without Monsanto's consent. The obligations also terminate if either of Mr. Gordon A. Cain or Mr. J. Virgil Waggoner, the Company's Chairman and President, respectively, cease to have active management responsibility for the Company or cease to own at least 2.5% of the outstanding voting stock of the Company, except due to death or disability. The Company has the right, until August 1, 1996, to designate, subject to Monsanto's reasonable approval, a replacement for either of these individuals who might die or become disabled on or before such date. After that date, the Monsanto indemnity obligations expire, if, for any reason, either of the two named individuals no longer have such management responsibility or ownership. These obligations may also terminate (as to the facilities as a whole or any operating unit) on the purchase or assumption of operating responsibility by a third party for the entire facility or unit. Under certain circumstances, however, BPC's assumption of operating control of the acetic acid unit under the BPC agreement would not terminate Monsanto's obligations. The indemnity obligations would also terminate or be limited in the event of other occurrences such as the release by the Company of securely-contained deposits or the operation of the deep injection wells in excess of certain contractual limitations. The expansion of the acrylonitrile facilities has caused the injection wells to be operated outside of those contractual operating conditions, although within applicable state operating permit conditions. This may jeopardize Monsanto's contractual indemnity with respect to the injection wells. The Company's management is unable to determine the impact, if any, of such loss of indemnity for the injection wells or the potential expiration of the indemnity upon a change in ownership or management, as described above, after August 1, 1996.

     In connection with the Company's purchase of the pulp chemicals business, Tenneco Canada contractually retained liability for costs, damages, fines, penalties and other losses arising from claims by third parties (including employees and authorities) arising from the ownership or operation of the facilities and businesses prior to the acquisition. Tenneco Canada's indemnification obligations are guaranteed by Albright & Wilson Ltd., subject to certain net-worth conditions. The Company is also indemnified against the breach of Tenneco Canada's environmental remediation covenants. These covenants oblige Tenneco Canada to do specific remedial work (including decommissioning the old section of the Vancouver facility, which is underway) at the facilities within set time periods, and to do any investigation, monitoring or remedial work required by present or future legislation in connection with environmental conditions predating the acquisition. Tenneco Canada has, in addition, indemnified the Company against losses arising from the remediation of preacquisition environmental conditions or from preacquisition violations of environmental laws. With the exception of any third party claims, the losses against which the Company is indemnified do not include consequential damages or lost profits.

     Environmental regulations may also affect certain of the Company's markets. For example, there are currently efforts by certain environmental groups to ban all chlorine and chlorine-containing products, including chlorine dioxide, from the pulp bleaching process. The Canadian province of British Columbia has passed legislation that would effectively ban the discharge of effluents containing certain byproducts that result from the use of chlorine or chlorine-containing bleaching agents by the year 2002. In light of recent scientific research, however, the Environment Ministry of British Columbia has expressed willingness to reconsider its ban on effluent discharges containing chlorine-bleaching products. Any significant ban on all chlorine products could have a material adverse effect on the Company's financial condition and results of operations. The pulp and paper portions of the chemical industry are opposing such proposals and legislation. The Company believes British Columbia will face both scientific reasons and economic pressures to change its legislation. The Company and most of its customers believe that bleaching methods that substitute chlorine dioxide for elemental chlorine achieve all reasonable pollution reduction targets for air and water emissions, and that a conversion to totally chlorine-free bleaching will yield no measurable environmental or public health benefits. The cost to industry of switching to alternative bleaching methods would be significant and important qualities of pulp and paper such as strength, durability, brightness, absorbency and softness would be diminished. Based on current scientific research, the Company believes that higher levels of chlorine dioxide substitution for elemental chlorine may be the preferred solution and the current technical debate could actually benefit the Company. The ultimate resolution of this issue may not be known for several years.

     Long-term joint research efforts between the University of Toronto and the Company have had a significant role in the widespread adoption of chlorine dioxide as a substitute for elemental chlorine in the pulp bleaching process. Among other activities, the University of Toronto is conducting research into the characterization of organochlorine compounds found in pulp and paper products and mill effluents. This research should be valuable in directing the Company's activity to help its chlorine dioxide pulp bleaching technologies meet customer and environmental demands. The Company was also one of the leading founders of an industry association to commission scientific research into the environmental effects of the production and use of chlorine dioxide. The association will continue to focus on supporting the pulp and paper industry in regulatory and legislative matters through sound science.

     The Company could be required from time to time to make expenditures to upgrade its wastewater collection, pretreatment or disposal systems at the Texas City Plant. The Company has completed a focused baseline sampling of groundwater conditions beneath its Canadian facilities in connection with Tenneco Canada's indemnification of the Company for preclosing conditions which confirmed the previous data. Groundwater data obtained in the course of the acquisition of the pulp chemical business indicated elevated concentrations of certain chemicals in the soil and groundwater at the four Canadian sites. Tenneco Canada continues to work with the provincial governments to address these issues. The Company from time to time has encountered elevated concentrations of chemicals in soils or groundwater at its plants which it has or is addressing.

     Emissions into the air from the Company's Texas City Plant are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal law. The Company's Texas City Plant is located in an area that is classified by the EPA as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds ("VOCs") and nitrogen oxide ("NOx"). Additional requirements were issued in fiscal 1992 and modified in fiscal 1994 by the Texas Natural Resource Conservation Commission ("TNRCC") in order to achieve ambient air quality standards for ozone. These measures may substantially increase the Company's VOCs and NOx control costs in the future, although the cost and full impact, if any, cannot be determined at this time. See also Item 3. "Legal Proceedings".

     Additionally, the Clean Air Act Amendments of 1990 contain new federal permit requirements and provisions governing toxic air emissions. The Company expects that it will incur additional compliance costs as a result of this law as well as requirements issued by the State of Texas to control VOCs and NOx, as will all other organic chemical manufacturing facilities similarly situated. The cost and full impact cannot be determined at this time. The Company has voluntarily committed to achieve, by 1995, a 65% reduction in emissions of six of the chemicals targeted in the EPA's "33/50 Plan," which called for voluntary emissions reductions. The Company met this commitment in reporting year 1991, four years ahead of schedule. In addition, by 1993 further emission reductions had resulted in a 83% voluntary decrease in the emissions of these targeted compounds.

     During the course of the acquisition of the pulp chemical facilities by the Company, air emissions sources were reviewed, and any available dustfall and vegetation stress studies were considered. This review indicated emission excursion episodes at specific locations in the scrubber systems at the Thunder Bay, Buckingham and Vancouver facilities. Management believes that the issues disclosed by the review have been or are being addressed and that the Company is otherwise in compliance in all material respects with permit requirements under applicable provincial law for operating emissions sources.

     Management believes that the Company's solid and hazardous waste management practices are in compliance in all material respects with permit and other requirements under applicable environmental law. However, there can be no assurance that past practices will not result in claims or regulatory action.

     See also Item 3. "Legal Proceedings."

EMPLOYEES

     As of September 30, 1993, just over 1,200 persons were employed by the Company including approximately 300 at its facilities in Canada. Approximately 60% of the employees at the Company's manufacturing facilities are covered by union agreements. The primary union agreement is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas and covers all hourly employees except security guards at the Texas City Plant. The union agreements for the security guards are with the Associated Guards of the United States. These agreements were last negotiated in May 1993 and are again subject to renegotiation in May 1996. Employees at the Buckingham and Vancouver plants are represented by the Energy and Chemicals Workers Union and the Pulp Paper and Woodworkers Union, respectively. The Buckingham agreement, which was last negotiated in December 1992, expires in November 1994 and negotiations are underway. The Vancouver agreement was renegotiated in November 1994 and is subject to renegotiation in November 1997. The Company enjoys a good relationship with its employees.

INSURANCE

     The Company maintains $75 million in excess liability coverage. In addition, it maintains $500 million of coverage for property damage to its Texas City Plant and resulting business interruption. Although the Company carries such insurance, it has only one styrene manufacturing facility and one acrylonitrile manufacturing facility; thus, a significant interruption in the operation of either facility could have a material adverse affect on the Company's financial condition and operations. The Company maintains $364 million of combined coverage for property damage and resulting business interruption for its pulp chemical operations. The Company also maintains other insurance covering risks associated with its business. From time to time various types of insurance for companies in the chemicals industry have been very expensive or, in some cases, unavailable. There is no assurance that in the future the Company will be able to maintain its existing coverage or that the premiums will not increase substantially. In addition, a catastrophic event at the Company's facilities could result in liabilities to the Company in excess of its insurance coverages.

ITEM 2. PROPERTIES

     The Company's Texas City Plant is located approximately 45 miles south of Houston in Texas City, Texas, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. The Company has facilities to load its products in drums, containers, trucks, railcars, barges and ocean-going tankers for shipment to customers. The 290-acre site offers room for future expansion and includes a greenbelt around the plant site.

     The Company's Texas City Plant comprises seven basic operating units which can be divided into three groups based on the chemistry involved. One group of operating units involves synthesis gas chemistry (carbon monoxide and hydrogen), and its facilities include the synthesis gas complex, the acetic acid unit and three plasticizer units (oxo-alcohol, phthalic anhydride and linear phthalate esters). Carbon monoxide and hydrogen are utilized as feedstocks in the oxo-alcohol manufacturing process, and carbon monoxide is a feedstock to produce acetic acid. A second group of operating units involves acrylonitrile and hydrogen cyanide chemistry, and its facilities include the acrylonitrile unit, the lactic acid unit, the TBA unit and the sodium cyanide unit. Ammonia and propylene are used as feedstocks in the acrylonitrile process, and hydrogen cyanide, a by-product of that process, is used as a feedstock for the other units in this second group and is also burned as fuel. The third operating group is based on ethylene and benzene chemistry, and its facilities comprise the ethylbenzene and styrene units. Although the styrene unit is independent of the rest of the facility from a feedstock and by-product standpoint, it is the cornerstone of the Company's energy balance, as it uses large quantities of by-product steam generated by the acrylonitrile and phthalic anhydride units, thus reducing the demands on the Company's steam generating facility. In this way, the Company's utilities system links the three operating groups together in an effort to minimize utility costs. This integration results in cost efficiencies without significantly compromising the operating flexibility of the individual product units.

     The Company owns or leases all of the real property, plant and equipment which comprise its Texas City Plant, other than the sodium cyanide unit owned by Dupont, the acetic acid unit and related facilities which it operates under a sale leaseback arrangement with BPC that expires in August of 1996 and a cogeneration facility owned by a joint venture with a subsidiary of Praxair, Inc. The Company also owns storage facilities, approximately 200 rail cars and an acetic acid barge. In addition, the Company leases approximately 20,000 square feet of office space in Houston, Texas for its corporate headquarters and leases several storage facilities in the U.S. and Asia.

     The Company's pulp chemical operations include four manufacturing plants. The Company purchased 20 acres out of a total of 104 acres (owned by Tenneco Canada) at the Buckingham, Quebec site. The facility is essentially a stand-alone operation and is physically separate from the other facilities at the site. The Vancouver, British Columbia site covers 20 acres owned by the Company. The Thunder Bay, Ontario and Grande Prairie, Alberta sites are leased by the Company. The Company also leases approximately 200 rail cars. Headquarters for the Canadian operations is located in Toronto in a single story office building owned by the Company which contains approximately 50,000 square feet. The building is situated on 6.56 acres owned by the Company and serves as the headquarters for the pulp chemical business and its respective laboratories.

     Management believes that these properties and equipment are sufficient to conduct the Company's business.

     See Item 1. "Business" for other information required by this item.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. There is no litigation pending or threatened against the Company that management believes will have a material adverse effect on the financial position or results of operations of the Company.

     On May 9, 1991, a lawsuit styled Moranda Allen, et al. v. Sterling Chemicals, Inc., et al., Cause No. 91-019786; In the 127th Judicial District Court of Harris County, Texas, was filed against the Company and several other petrochemical companies operating in the Texas City area. The plaintiffs in the lawsuit assert personal injury and property damage claims arising from alleged chemical releases. The plaintiffs seek an unspecified amount of damages in excess of $50,000. Although the court dismissed a number of the plaintiffs for failure to comply with discovery, over 300 plaintiffs remain in the action. The Company is vigorously defending the lawsuit.

     On April 27, 1994, approximately 1,000 plaintiffs sued the Company and 18 other corporate defendants in the Texas City area in a lawsuit styled Angela Smith, et al. v. Amoco Chemical Company, et al.; Cause No. B-0148-927; In the 60th Judicial District Court of Jefferson County, Texas. The plaintiffs seek an unspecified amount of damages in excess of $50,000 for claimed personal injury and property damages arising from alleged chemical releases. Discovery is proceeding and the Company is vigorously defending this lawsuit.

     On May 8, 1994, an ammonia release occurred at the Texas City Plant facility while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. The Company estimates that approximately 3,000 pounds of ammonia were emitted into the atmosphere. As of November 15, 1994, approximately 9,000 individuals had filed claims directly with the Company alleging personal injury and/or property damage as a result of exposure to the ammonia. The Company and its insurance carrier are in the process of evaluating the merits of these claims. Approximately 2,000 of these claims have been settled and 3,000 have been denied by the Company. As of December 15, 1994, five lawsuits involving approximately 1,100 plaintiffs had been filed against the Company seeking unspecified damages for personal injuries and property damage as a result of the release. Otis Pointer, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 94-CV-0514; In the 56th Judicial District Court of Galveston County, Texas; Bobbie J. Adams, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-0764; In the 56th Judicial District Court of Galveston County, Texas; Courtney Adomond, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-0947; In the 56th Judicial District Court of Galveston County, Texas; and Caroll Allen, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-1147; In the 212th Judicial District Court of Galveston County, Texas; Beverly O. Mitchell, et al. v. Sterling Chemical, Inc., et al.; Cause No. 94-CV-1312; In the 202nd Judicial District Court of Galveston County, Texas. The Company anticipates that additional claims and litigation against the Company asserting similar claims will ensue. The Company believes that its general liability insurance coverage is sufficient to cover anticipated costs and expenses and has accrued its deductible under this coverage. The Company intends to vigorously defend these claims and litigation.

     The Company's primary competitor in the supply of patented technology for generators which convert sodium chlorate into chlorine dioxide is Akzo Nobel (formerly Eka Nobel) and its affiliates. The Company is engaged with Akzo Nobel in numerous patent disputes throughout the world in which the Company and Akzo Nobel are challenging certain patents of the other and attempting to restrict the other's operating range. If either party is successful in these disputes, the other party may have to make adjustments and modifications in its commercial operations or obtain a license from the prevailing party. The Company s management believes that any potential costs for such adjustments or modifications would not be material. The Company believes it is entitled to certain indemnities from Tenneco Canada with respect to the technology acquired from Tenneco Canada.

     In October 1993, the Company and the Internal Revenue Service ("IRS") agreed upon a basis for settlement of the adjustments proposed as a result of the IRS' examination of the Company's federal income tax returns for fiscal years 1987 through 1990. This settlement will result in a tax refund of approximately $3,800,000 plus interest. The settlement also requires adjustments to the fiscal year 1991 and 1992 federal income tax returns which will result in additional taxes owed of approximately $1,400,000 plus interest. In addition, the Company s deferred tax liability for future years will increase by approximately $4,000,000. During fiscal year 1992, the Company accrued $2,000,000 in anticipation of this settlement. These adjustments resulted in a reduction of $429,000 in tax expense during fiscal 1994.

     On August 6, 1993, the Company received a Notice of Violation ("NOV") from the TNRCC alleging that NOx emissions from one of its Waste Oxidation Boilers ("WOB-A") exceeded a federal new source performance standard that the TNRCC contends is applicable. The Company has challenged the applicability of this federal standard in its timely response to the NOV. WOB-A operates under a permit issued by the TNRCC, which contains a NOx emission limit which is less stringent than the NOx limit set in the federal standard which the permit incorporates by reference. In February 1993, the Company filed a petition with the EPA seeking relief from the more stringent federal standard. In August 1994, EPA notified the Company that after reviewing extensive technical data provided by the Company regarding the operation of WOB-A and the NOx content of the fuel stream used to fire that boiler, EPA has determined that WOB-A was being (and had always been) operated in compliance with the federal NOx standard. The Company believes that all compliance issues associated with NOx emissions from WOB-A have been resolved, and is awaiting TNRCC's concurrence that EPA's finding resolves all enforcement issues with respect to WOB-A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information on pages 21, 29, 30 and page 38 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA

     The information on pages 38 and 39 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 18 to 23 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The information on pages 24 to 39 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors of the Company beginning on page 2 and the information beginning on page 15 of the Proxy Statement for the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning Executive Compensation beginning on page 5 of the Proxy Statement for the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information beginning on page 2 and beginning on page 13 of the Proxy Statement for the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements, Financial Statement Schedules and Exhibits

          1.  Consolidated Financial Statements

                                                                                        PAGE
                                                                                        ----
           Report of Management.......................................................   *
           Report of Independent Accountants..........................................   *
           Sterling Chemicals, Inc. Consolidated Balance Sheet as of September 30,
             1994 and 1993............................................................   *
           Sterling Chemicals, Inc. Consolidated Statements of Operations for the
             fiscal years ended September 30, 1994, 1993 and 1992.....................   *
           Sterling Chemicals, Inc. Consolidated Statement of Changes in Stockholders'
             Equity for the fiscal years ended September 30, 1994, 1993 and 1992......   *
           Sterling Chemicals, Inc. Consolidated Statement of Cash Flows for the
             fiscal years ended September 30, 1994, 1993 and 1992.....................   *
           Notes to Consolidated Financial Statements.................................   *

           2.  Consolidated Financial Statement Schedules

           Report of Independent Accountants..........................................   S-1
           Schedule V  -- Property, Plant and Equipment for the fiscal years ended
                          September 30, 1994, 1993 and 1992...........................   S-2
           Schedule VI -- Accumulated Depreciation, Depletion and Amortization of
                          Property, Plant and Equipment for the fiscal years ended
                          September 30, 1994, 1993 and 1992...........................   S-3
           Schedule X  -- Supplementary Income Statement Information for the fiscal
                          years ended September 30, 1994, 1993 and 1992...............   S-4

     All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

        3.  Exhibits

             Except as otherwise noted under "Description of Exhibit," each exhibit is incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement of Form S-1 (Registration No. 33-24020).

              EXHIBIT
              NUMBER                             DESCRIPTION OF EXHIBIT
            -----------     -----------------------------------------------------------------
                2.1         Purchase Agreement dated as of August 20, 1992 between Tenneco
                            Canada Inc. as Seller, and Sterling Pulp Chemicals, Ltd. and
                            Sterling Canada, Inc. as Buyers (Purchase Agreement)incorporated by reference from Exhibit 2.1 to the Company's Current Report on
                            Form 8-K dated as of September 3, 1992.
                3.1         Restated Certificate of Incorporation of the Company.
              **3.2         Amended By-laws of the Company.
                4.2         Form of Registration Rights Agreements dated as of July 30, 1986 among the Company and the holders of Common Stock listed on the signature page thereto.
               10.1         Asset Purchase Agreement dated August 1, 1986, between Monsanto
                            Company and the Company incorporated by reference from exhibit
                            10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

              EXHIBIT
              NUMBER                             DESCRIPTION OF EXHIBIT
            -----------     -----------------------------------------------------------------
               10.2         Third Amended and Restated Credit Agreement dated as of August
                            20, 1992 among the Company, the Banks, The Chase Manhattan Bank
                            (National Association) ("Chase"), and The Bank of Nova Scotia, as
                            Agent incorporated by reference from Exhibit 10.2(F) to the
                            Company's Current Report on Form 8-K dated September 2, 1992.
               10.3         Amendment No. 1 dated as of August 20, 1992 among the Company, the Banks and The Bank of Nova Scotia as Agent incorporated by reference from exhibit 10.3 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1992.
               10.3(A)      Amendment No. 2 dated as of June 30, 1993 among the Company, the
                            Banks and The Bank of Nova Scotia, as Agent.
             **10.3(B)      Amendment No. 3 dated as of April 29, 1994 among the Company, the
                            Banks and The Bank of Nova Scotia, as Agent.
               10.4         Third Amended and Restated Security Agreement dated as of August
                            20, 1992, among the Company, the Banks and The Bank of Nova
                            Scotia, as Agent incorporated by reference from exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
               10.5         First Amendment to Credit Agreement dated as of August 20, 1992 among Sterling Canada, Inc., Sterling Pulp Chemicals, Ltd., certain financial institutions and The Bank of Nova Scotia, as
                            Agent incorporated by reference from exhibit 10.5 to the
                            Company's Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1992.
               10.5(A)      Second Amendment to Credit Agreement dated as of March 31, 1993 among Sterling Canada, Inc. Sterling Pulp Chemicals, Ltd. certain financial institutions and The Bank of Nova Scotia, as Agent.
             **10.5(B)      Third Amendment to Credit Agreement dated as of September 30,
                            1994 among Sterling Canada, Inc. Sterling Pulp Chemicals, Ltd.
                            certain financial institutions and The Bank of Nova Scotia, as
                            Agent.
               10.6         Sterling Chemicals, Inc. (Restated as of October 1, 1993)
                            Salaried Employees' Pension Plan incorporated by reference from exhibit 10.6 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1993.
             **10.6(a)      Supplement to the Sterling Chemicals, Inc. Salaried Employees'
                            Pension Plan Restated as of January 1, 1994.
             **10.6(b)      First and Second Amendments to the Sterling Chemicals, Inc.
                            Salaried Employees' Pension Plan dated April 27, 1994 and
                            September 23, 1994, respectively.
               10.8         Sterling Chemicals, Inc. (Restated as of October 1, 1993) Hourly
                            Paid Employees' Pension Plan incorporated by reference from exhibit 10.8 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1993.
             **10.8(a)      Supplement to the Sterling Chemicals, Inc. Hourly Paid Employees'
                            Pension Plan restated as of January 1, 1994.
             **10.8(b)      First Amendment to the Sterling Chemicals, Inc. Hourly Paid
                            Employees' Pension Plan dated April 27, 1994.
               10.10        Sterling Chemicals, Inc. Amended and Restated Savings and
                            Investment Plan incorporated by reference from exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
             **10.10(a)     Supplements to Sterling Chemicals, Inc. Savings and Investment
                            Plan for Hourly Paid Employees and Salaried Employees.

              EXHIBIT
              NUMBER                             DESCRIPTION OF EXHIBIT
            -----------     -----------------------------------------------------------------
             **10.10(b)     First and Second Amendments to the Sterling Chemicals, Inc.
                            Amended and Restated Savings and Investment Plan dated April 27,
                            1994 and October 26, 1994, respectively.
               10.12        Sterling Chemicals, Inc. Amended and Restated Employee Stock
                            Ownership Plan incorporated by reference from exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
             **10.12(a)     First Amendment to the Sterling Chemicals, Inc. Amended and
                            Restated Employees' Stock Ownership Plan dated April 27, 1994.
               10.15        Sterling Chemicals, Inc. Pension Benefit Equalization Plan
                            incorporated by reference from exhibit 10.15 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended September
                            30, 1993.
               10.16        Sterling Chemicals, Inc. 1989 Omnibus Stock and Incentive Plan.
              +10.17        Styrene Monomer Sales Contract dated as of August 1, 1991, between the Company and Monsanto Company incorporated by
                            reference from exhibit 10.12(A) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990.
              +10.18        Styrene Monomer Exchange Contract dated as of August 1, 1991, between the Company and Monsanto Company incorporated by
                            reference from exhibit 10.13(A) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990.
             ++10.19        Acrylonitrile Exchange Contract dated January 1, 1994, between the Company and Monsanto Company.
             ++10.21        Amended and Restated Lease and Production Agreement dated August
                            8, 1994, between BP Chemicals Americas Inc. and the Company.
              +10.22        Product Sales Agreement dated August 1, 1986, between BASF
                            Corporation and the Company incorporated by reference from exhibit 10.22 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1992.
             ++10.22(a)     Amendment No. 3 to Product Sales Agreement as of January 1,1994
                            between BASF Corporation and the Company.
              +10.25        Production Agreement dated April 15, 1988 between BP Chemicals
                            Americas Inc. and the Company and First and Second Amendment
                            thereto.
              +10.26        Agreement dated May 2, 1988, between E.I. du Pont de Nemours and
                            Company and the Company.
               10.27        License Agreement dated April 15, 1988, between BP Chemicals
                            Americas Inc. and the Company.
              +10.28        Sales Agreement dated September 1992, between the Company and
                            Mitsubishi International Corporation incorporated by reference from exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
               10.29        License Agreement dated August 1, 1988, between the Monsanto
                            Company and the Company.
             **10.30        Form of Indemnity Agreement executed between the Company and each of its officers and directors.
               10.31        Amended and Restated Sterling Chemicals, Inc. Salaried Employee's
                            Profit Sharing Plan incorporated by reference from exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
               10.32        Amended and Restated Sterling Chemicals, Inc. Hourly Employees'
                            Profit Sharing Plan incorporated by reference from exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

              EXHIBIT
              NUMBER                             DESCRIPTION OF EXHIBIT
            -----------     -----------------------------------------------------------------
               10.33        Agreement dated January 30, 1987 among J. Virgil Waggoner, Gordon
                            A. Cain and the Company regarding capital stock of the Company.
               10.35        Article of Agreement between the Company, its successors and assigns and Texas City, Texas Metal Trades Council, AFL-CIO Texas
                            City, Texas May 1, 1992 to May 1, 1995 incorporated.
               10.36        Sterling Chemicals, Inc. Amended and Restated Supplemental
                            Employee Retirement Plan incorporated by reference from exhibit
                            10.34. to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989
               10.37        Sterling Chemicals, Inc. Deferred Compensation Plan.
              +10.38        Buckingham Transition and Services Agreement dated as of August
                            21, 1992 between Tenneco Canada Inc. and Sterling Pulp Chemicals,
                            Ltd. incorporated by reference from exhibit 10.36 to the
                            Company's Current Report on Form 8-K dated September 3, 1992.
               10.39        Processing Agreement dated as of August 21, 1992 between ERCO
                            Industries, Inc. and Sterling Canada, Inc.
               10.40        Conditional Performance Guaranty dated as of August 20, 1992 by
                            Albright & Wilson, Ltd. in favor of Sterling Pulp Chemicals,
                            Ltd., Sterling Canada, Inc. and the Indemnitees identified in
                            Section 10.2 of the Purchase Agreement incorporated by reference from exhibit 10.38 to the Company's Current Report on Form 8-K dated September 3, 1992.
               10.41        Performance Guaranty dated as of August 20, 1992 by the Company in favor of Tenneco Canada Inc., Rio Linda Chemical Co., Albright
                            & Wilson Americas, Inc. and the Indemnitees under Section 10.3 of the Purchase Agreement incorporated by reference from exhibit
                            10.39 to the Company's Current Report on Form 8-K dated September
                            3, 1992.
               10.42        Replacement Subordinated Promissory Note dated August 20, 1992 in the original principal amount of $44,268,114.43 from Sterling
                            Canada, Inc. to Tenneco Credit Corporation incorporated by reference from exhibit 10.42 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1992.
               10.43        Subordinated Note Guaranty dated as of August 20, 1992 by the
                            Company in favor of Tenneco Canada Inc. incorporated by reference from exhibit 10.41 to the Company's Current Report on Form 8-K dated September 3, 1992.
               10.44        Credit Agreement dated as of August 12, 1992 among Sterling
                            Canada, Inc., Sterling Pulp Chemicals, Ltd., certain financial institutions and The Bank of Nova Scotia, as Agent incorporated by reference from exhibit 10.42 to the Company's Current Report on Form 8-K dated September 3, 1992.
               10.45        Lease dated March 1, 1990 between Procter & Gamble, Inc. and
                            Tenneco Canada Inc., as amended by a Lease Modification Agreement dated August 9, 1991, and Consent and Assignment Agreement dated as of August 21, 1992 among 982174 Ontario Limited, Sterling Pulp
                            Chemicals, Ltd., Proctor & Gamble, Inc., Tenneco Canada Inc. and
                            The Bank of Nova Scotia incorporated by reference from exhibit
                            10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
               10.46        Lease dated July 1, 1977 between Canadian National Railway
                            Company and ERCO Industries Limited, and Consent and Assignment
                            Agreement dated as of August 21, 1992 among Tenneco Canada Inc.,
                            Sterling Pulp Chemicals, Ltd., Canadian National Railway Company
                            and The Bank of Nova Scotia incorporated by reference from exhibit 10.46 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1992.

              EXHIBIT
              NUMBER                             DESCRIPTION OF EXHIBIT
            -----------     -----------------------------------------------------------------
             ++10.48        Sales and Purchase Agreement dated April 1, 1994 between BP
                            Chemicals Ltd. and the Company.
             ++10.49        Contract for Sale and Purchase of Ethylene dated October 28, 1988 between Phillips 66 Company and the Company.
             **10.50        Agreement between Sterling Pulp Chemicals Ltd. North Vancouver
                            British Columbia and Pulp, Paper and Woodworkers of Canada Local
                            5 British Columbia effective December 1, 1994 to November 30,
                            1997
             **13.1         Sterling Chemicals, Inc. Annual Report to Shareholders for the
                            fiscal year ended September 30, 1994.
             **27           Financial Data Schedule

- - ---------------

 * Incorporated herein by reference to the appropriate portions of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994.

** Filed herewith.

 + Confidential treatment has been requested with respect to positions of this Exhibit, and such request has been granted.

++ Filed herewith and confidential treatment has been requested with respect to portions of this Exhibit.

   (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING CHEMICALS, INC.
                                               (Registrant)

                                          By:    /s/  J. VIRGIL WAGGONER
                                                    (J. Virgil Waggoner)
                                                    President and Chief
                                                     Executive Officer

Date: December 5, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                TITLE                   DATE
- - -----------------------------------------------     -------------------------  ------------------
                /s/  GORDON A. CAIN                 Chairman of the Board of    December 5, 1994
                  (Gordon A. Cain)                          Directors

               /s/  J. VIRGIL WAGGONER               President and Director     December 5, 1994
                 (J. Virgil Waggoner)                 (principal executive
                                                            officer)

                 /s/  JIM P. WISE                   Vice President -- Finance   December 5, 1994
                  (Jim P. Wise)                        (principal financial
                                                             officer)
              /s/  PAUL G. VANDERHOVEN
                (Paul G. Vanderhoven)                 Controller (principal     December 5, 1994
                                                       accounting officer)
               /s/  JAMES J. KERLEY
                (James J. Kerley)                           Director            December 5, 1994

              /s/  RAYMOND R. KNOWLAND
                (Raymond R. Knowland)                       Director            December 5, 1994

                /s/  WILLIAM A. McMINN
                  (William A. McMinn)                       Director            December 5, 1994

                /s/  FRANK J. PIZZITOLA
                  (Frank J. Pizzitola)                      Director            December 5, 1994

              /s/  GILBERT M. A. PORTAL
                (Gilbert M. A. Portal)                      Director            December 5, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of Sterling Chemicals, Inc. has been incorporated by reference in this Form 10-K from page 37 of the 1994 Annual Report to Shareholders of Sterling Chemicals, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the table of contents on page 16 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/  COOPERS & LYBRAND L.L.P.
COOPERS & LYBRAND L.L.P.

November 11, 1994
Houston, Texas

                                                                      SCHEDULE V

                            STERLING CHEMICALS, INC.

                         PROPERTY, PLANT AND EQUIPMENT

          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------

                                   BALANCE AT                                                           BALANCE
                                    BEGINNING                                                           AT END
                                    OF PERIOD     ADDITIONS    RETIREMENTS     TRANSFERS     OTHER     OF PERIOD
- - ----------------------------------------------------------------------------------------------------------------
Year ended September 30, 1992
  Land............................  $    4,226    $   5,015      $     --      $      --    $    --    $   9,241
  Buildings.......................      13,021       11,406            --            690         --       25,117
  Machinery and Equipment.........     259,964      106,462          (236)        29,198         --      395,388
  Construction in Progress........      30,667       14,946            --        (29,888)        --       15,725
                                    ----------    ---------     ---------      ---------    -------    ---------
          Total...................  $  307,878    $ 137,829      $   (236)     $      --    $    --    $ 445,471
                                    ==========    =========     =========      =========    =======    =========

Year ended September 30, 1993
  Land............................  $    9,241    $      --      $     --      $      --    $  (330)   $   8,911
  Buildings.......................      25,117           --            --             37       (857)      24,297
  Machinery and Equipment.........     395,388          291        (2,363)         8,839     (8,179)     393,976
  Construction in Progress........      15,725       11,427            --         (8,876)     1,933       20,209
                                    ----------    ---------     ---------      ---------    -------    ---------
          Total...................  $  445,471    $  11,718      $ (2,363)     $      --    $(7,433)   $ 447,393
                                    ==========    =========     =========      =========    =======    =========

Year ended September 30, 1994
  Land............................  $    8,911    $      --      $     --      $   2,892    $   (32)   $  11,771
  Buildings.......................      24,297           --            (1)           721        (73)      24,944
  Machinery and Equipment.........     393,976          129        (1,267)        14,710       (688)     406,860
  Construction in Progress........      20,209       12,258            --        (18,323)       (12)      14,132
                                    ----------    ---------     ---------      ---------    -------    ---------
          Total...................  $  447,393    $  12,387      $ (1,268)     $      --    $  (805)   $ 457,707
                                    ==========    =========     =========      =========    =======    =========

                                                                     SCHEDULE VI

                            STERLING CHEMICALS, INC.

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

- - ------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                               BALANCE AT     CHARGED                              BALANCE
                                               BEGINNING        TO                                  AT END
                                               OF PERIOD      EXPENSE     RETIREMENTS    OTHER    OF PERIOD
- - ------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1992
  Buildings..................................   $   3,338     $   878       $    --      $  --     $   4,216
  Machinery and Equipment....................      73,962      23,573           (95)        --        97,440
                                                ---------    --------      --------      -----     ---------
       Total.................................   $  77,300     $24,451       $   (95)     $  --     $ 101,656
                                                =========    ========      ========      =====     =========
Year Ended September 30, 1993
  Buildings..................................   $   4,216     $ 1,294       $    --      $ (21)    $   5,489
  Machinery and Equipment....................      97,440      31,615        (1,091)      (375)      127,589
                                                ---------    --------      --------      -----     ---------
       Total.................................   $ 101,656     $32,909       $(1,091)     $(396)    $ 133,078
                                                =========    ========      ========      =====     =========
Year Ended September 30, 1994
  Buildings..................................   $   5,489     $ 1,388       $    --      $ (36)    $   6,841
  Machinery and Equipment....................     127,589      32,944          (771)       (22)      159,740
                                                ---------    --------      --------      -----     ---------
       Total.................................   $ 133,078     $34,332       $  (771)     $ (58)    $ 166,581
                                                =========    ========      ========      =====     =========

                                                                      SCHEDULE X

                            STERLING CHEMICALS, INC.

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

- - -----------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------
                                                                   YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                 1994        1993        1992
- - -----------------------------------------------------------------------------------------------
Maintenance and Repairs.......................................  $57,726     $53,061     $49,630
Depreciation and Amortization of Intangible Assets............    6,134       6,038         773
Property Taxes(1).............................................    8,877       9,396       7,769

- - ---------------

(1) Taxes, other than property taxes, payroll and income taxes, do not exceed 1% of total revenues.

                              INDEX TO EXHIBITS

              EXHIBIT
              NUMBER                             DESCRIPTION OF EXHIBIT
            -----------     -----------------------------------------------------------------
                2.1         Purchase Agreement dated as of August 20, 1992 between Tenneco
                            Canada Inc. as Seller, and Sterling Pulp Chemicals, Ltd. and
                            Sterling Canada, Inc. as Buyers (Purchase Agreement)incorporated by reference from Exhibit 2.1 to the Company's Current Report on
                            Form 8-K dated as of September 3, 1992.
                3.1         Restated Certificate of Incorporation of the Company.
              **3.2         Amended By-laws of the Company.
                4.2         Form of Registration Rights Agreements dated as of July 30, 1986 among the Company and the holders of Common Stock listed on the signature page thereto.
               10.1         Asset Purchase Agreement dated August 1, 1986, between Monsanto
                            Company and the Company incorporated by reference from exhibit
                            10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
               10.2         Third Amended and Restated Credit Agreement dated as of August
                            20, 1992 among the Company, the Banks, The Chase Manhattan Bank
                            (National Association) ("Chase"), and The Bank of Nova Scotia, as
                            Agent incorporated by reference from Exhibit 10.2(F) to the
                            Company's Current Report on Form 8-K dated September 2, 1992.
               10.3         Amendment No. 1 dated as of August 20, 1992 among the Company, the Banks and The Bank of Nova Scotia as Agent incorporated by reference from exhibit 10.3 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1992.
               10.3(A)      Amendment No. 2 dated as of June 30, 1993 among the Company, the
                            Banks and The Bank of Nova Scotia, as Agent.
             **10.3(B)      Amendment No. 3 dated as of April 29, 1994 among the Company, the
                            Banks and The Bank of Nova Scotia, as Agent.
               10.4         Third Amended and Restated Security Agreement dated as of August
                            20, 1992, among the Company, the Banks and The Bank of Nova
                            Scotia, as Agent incorporated by reference from exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
               10.5         First Amendment to Credit Agreement dated as of August 20, 1992 among Sterling Canada, Inc., Sterling Pulp Chemicals, Ltd., certain financial institutions and The Bank of Nova Scotia, as
                            Agent incorporated by reference from exhibit 10.5 to the
                            Company's Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1992.
               10.5(A)      Second Amendment to Credit Agreement dated as of March 31, 1993 among Sterling Canada, Inc. Sterling Pulp Chemicals, Ltd. certain financial institutions and The Bank of Nova Scotia, as Agent.
             **10.5(B)      Third Amendment to Credit Agreement dated as of September 30,
                            1994 among Sterling Canada, Inc. Sterling Pulp Chemicals, Ltd.
                            certain financial institutions and The Bank of Nova Scotia, as
                            Agent.


              EXHIBIT
              NUMBER                             DESCRIPTION OF EXHIBIT
            -----------     -----------------------------------------------------------------
               10.6         Sterling Chemicals, Inc. (Restated as of October 1, 1993)
                            Salaried Employees' Pension Plan incorporated by reference from exhibit 10.6 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1993.
             **10.6(a)      Supplement to the Sterling Chemicals, Inc. Salaried Employees'
                            Pension Plan Restated as of January 1, 1994.
             **10.6(b)      First and Second Amendments to the Sterling Chemicals, Inc.
                            Salaried Employees' Pension Plan dated April 27, 1994 and
                            September 23, 1994, respectively.
               10.8         Sterling Chemicals, Inc. (Restated as of October 1, 1993) Hourly
                            Paid Employees' Pension Plan incorporated by reference from exhibit 10.8 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1993.
             **10.8(a)      Supplement to the Sterling Chemicals, Inc. Hourly Paid Employees'
                            Pension Plan restated as of January 1, 1994.
             **10.8(b)      First Amendment to the Sterling Chemicals, Inc. Hourly Paid
                            Employees' Pension Plan dated April 27, 1994.
               10.10        Sterling Chemicals, Inc. Amended and Restated Savings and
                            Investment Plan incorporated by reference from exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
             **10.10(a)     Supplements to Sterling Chemicals, Inc. Savings and Investment
                            Plan for Hourly Paid Employees and Salaried Employees.
             **10.10(b)     First and Second Amendments to the Sterling Chemicals, Inc.
                            Amended and Restated Savings and Investment Plan dated April 27,
                            1994 and October 26, 1994, respectively.
               10.12        Sterling Chemicals, Inc. Amended and Restated Employee Stock
                            Ownership Plan incorporated by reference from exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
             **10.12(a)     First Amendment to the Sterling Chemicals, Inc. Amended and
                            Restated Employees' Stock Ownership Plan dated April 27, 1994.
               10.15        Sterling Chemicals, Inc. Pension Benefit Equalization Plan
                            incorporated by reference from exhibit 10.15 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended September
                            30, 1993.
               10.16        Sterling Chemicals, Inc. 1989 Omnibus Stock and Incentive Plan.
              +10.17        Styrene Monomer Sales Contract dated as of August 1, 1991, between the Company and Monsanto Company incorporated by
                            reference from exhibit 10.12(A) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990.
              +10.18        Styrene Monomer Exchange Contract dated as of August 1, 1991, between the Company and Monsanto Company incorporated by
                            reference from exhibit 10.13(A) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990.
             ++10.19        Acrylonitrile Exchange Contract dated January 1, 1994, between the Company and Monsanto Company.
             ++10.21        Amended and Restated Lease and Production Agreement dated August
                            8, 1994, between BP Chemicals Americas Inc. and the Company.
              +10.22        Product Sales Agreement dated August 1, 1986, between BASF
                            Corporation and the Company incorporated by reference from exhibit 10.22 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1992.
             ++10.22(a)     Amendment No. 3 to Product Sales Agreement as of January 1,1994
                            between BASF Corporation and the Company.



              EXHIBIT
              NUMBER                             DESCRIPTION OF EXHIBIT
            -----------     -----------------------------------------------------------------
              +10.25        Production Agreement dated April 15, 1988 between BP Chemicals
                            Americas Inc. and the Company and First and Second Amendment
                            thereto.
              +10.26        Agreement dated May 2, 1988, between E.I. du Pont de Nemours and
                            Company and the Company.
               10.27        License Agreement dated April 15, 1988, between BP Chemicals
                            Americas Inc. and the Company.
              +10.28        Sales Agreement dated September 1992, between the Company and
                            Mitsubishi International Corporation incorporated by reference from exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
               10.29        License Agreement dated August 1, 1988, between the Monsanto
                            Company and the Company.
             **10.30        Form of Indemnity Agreement executed between the Company and each of its officers and directors.
               10.31        Amended and Restated Sterling Chemicals, Inc. Salaried Employee's
                            Profit Sharing Plan incorporated by reference from exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
               10.32        Amended and Restated Sterling Chemicals, Inc. Hourly Employees'
                            Profit Sharing Plan incorporated by reference from exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
               10.33        Agreement dated January 30, 1987 among J. Virgil Waggoner, Gordon
                            A. Cain and the Company regarding capital stock of the Company.
               10.35        Article of Agreement between the Company, its successors and assigns and Texas City, Texas Metal Trades Council, AFL-CIO Texas
                            City, Texas May 1, 1992 to May 1, 1995 incorporated.
               10.36        Sterling Chemicals, Inc. Amended and Restated Supplemental
                            Employee Retirement Plan incorporated by reference from exhibit
                            10.34. to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989
               10.37        Sterling Chemicals, Inc. Deferred Compensation Plan.
              +10.38        Buckingham Transition and Services Agreement dated as of August
                            21, 1992 between Tenneco Canada Inc. and Sterling Pulp Chemicals,
                            Ltd. incorporated by reference from exhibit 10.36 to the
                            Company's Current Report on Form 8-K dated September 3, 1992.
               10.39        Processing Agreement dated as of August 21, 1992 between ERCO
                            Industries, Inc. and Sterling Canada, Inc.
               10.40        Conditional Performance Guaranty dated as of August 20, 1992 by
                            Albright & Wilson, Ltd. in favor of Sterling Pulp Chemicals,
                            Ltd., Sterling Canada, Inc. and the Indemnitees identified in
                            Section 10.2 of the Purchase Agreement incorporated by reference from exhibit 10.38 to the Company's Current Report on Form 8-K dated September 3, 1992.
               10.41        Performance Guaranty dated as of August 20, 1992 by the Company in favor of Tenneco Canada Inc., Rio Linda Chemical Co., Albright
                            & Wilson Americas, Inc. and the Indemnitees under Section 10.3 of the Purchase Agreement incorporated by reference from exhibit
                            10.39 to the Company's Current Report on Form 8-K dated September
                            3, 1992.


              EXHIBIT
              NUMBER                             DESCRIPTION OF EXHIBIT
            -----------     -----------------------------------------------------------------
               10.42        Replacement Subordinated Promissory Note dated August 20, 1992 in the original principal amount of $44,268,114.43 from Sterling
                            Canada, Inc. to Tenneco Credit Corporation incorporated by reference from exhibit 10.42 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1992.
               10.43        Subordinated Note Guaranty dated as of August 20, 1992 by the
                            Company in favor of Tenneco Canada Inc. incorporated by reference from exhibit 10.41 to the Company's Current Report on Form 8-K dated September 3, 1992.
               10.44        Credit Agreement dated as of August 12, 1992 among Sterling
                            Canada, Inc., Sterling Pulp Chemicals, Ltd., certain financial institutions and The Bank of Nova Scotia, as Agent incorporated by reference from exhibit 10.42 to the Company's Current Report on Form 8-K dated September 3, 1992.
               10.45        Lease dated March 1, 1990 between Procter & Gamble, Inc. and
                            Tenneco Canada Inc., as amended by a Lease Modification Agreement dated August 9, 1991, and Consent and Assignment Agreement dated as of August 21, 1992 among 982174 Ontario Limited, Sterling Pulp
                            Chemicals, Ltd., Proctor & Gamble, Inc., Tenneco Canada Inc. and
                            The Bank of Nova Scotia incorporated by reference from exhibit
                            10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
               10.46        Lease dated July 1, 1977 between Canadian National Railway
                            Company and ERCO Industries Limited, and Consent and Assignment
                            Agreement dated as of August 21, 1992 among Tenneco Canada Inc.,
                            Sterling Pulp Chemicals, Ltd., Canadian National Railway Company
                            and The Bank of Nova Scotia incorporated by reference from exhibit 10.46 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1992.
             ++10.48        Sales and Purchase Agreement dated April 1, 1994 between BP
                            Chemicals Ltd. and the Company.
             ++10.49        Contract for Sale and Purchase of Ethylene dated October 28, 1988 between Phillips 66 Company and the Company.
             **10.50        Agreement between Sterling Pulp Chemicals Ltd. North Vancouver
                            British Columbia and Pulp, Paper and Woodworkers of Canada Local
                            5 British Columbia effective December 1, 1994 to November 30,
                            1997
             **13.1         Sterling Chemicals, Inc. Annual Report to Shareholders for the
                            fiscal year ended September 30, 1994.
             **27           Financial Data Schedule

- - ---------------

 * Incorporated herein by reference to the appropriate portions of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994.

** Filed herewith.

 + Confidential treatment has been requested with respect to positions of this Exhibit, and such request has been granted.

++ Filed herewith and confidential treatment has been requested with respect to portions of this Exhibit.