Form 10-Q
period 1994-12-31
STERLING CHEMICALS INC
filed 1995-02-14
CIK 795662

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

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

          Yes /x/       No / /

     As of January 25, 1995, the number of shares of common stock outstanding was 55,673,991.

Part I. - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                            STERLING CHEMICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In Thousands Except Per Share Data)
                                  (Unaudited)

                                     December 31,   September 30,
                                         1994            1994
                                     -----------    -------------
        ASSETS
Current assets:
    Cash and cash equivalents           $    646      $  2,013
    Accounts receivable                  144,666       127,705
    Inventories                           57,661        69,758
    Prepaid expenses                       3,758         2,700
    Deferred income taxes                  9,194         9,332
                                        --------      --------
         Total current assets            215,925       211,508

Property, plant and equipment, net       285,441       291,126
Other assets                              71,878        72,456
                                        --------      --------
         Total assets                   $573,244      $575,090
                                        ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $ 75,842      $ 76,857
    Accrued liabilities                   64,626        80,071
    Current portion of long-term debt     32,844        33,771
                                        --------      --------
         Total current liabilities       173,312       190,699

Long-term debt                           184,203       186,786
Deferred income taxes                     39,849        38,837
Deferred credits and other liabilities    69,021        69,034
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value
      150,000 shares authorized,
      60,327 and 60,325 shares issued
      and 55,674 and 55,660 shares
      outstanding, respectively              603           603
    Additional paid-in capital            33,269        33,232
    Retained earnings                    147,263       125,003
    Pension adjustment                      (950)         (950)
    Accumulated translation adjustment   (22,493)      (17,322)
    Deferred compensation                   (219)          (68)
                                        --------      --------
                                         157,473       140,498
    Treasury stock at cost, 4,653
      and 4,667 shares, respectively     (50,614)      (50,764)
                                        --------      --------
         Total stockholders' equity      106,859        89,734
                                        --------      --------
         Total liabilities and
           stockholders' equity         $573,244      $575,090
                                        ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                  (Unaudited)


                                 Three Months Ended December 31,
                                 -------------------------------
                                       1994           1993
                                     --------       --------
Revenues                             $240,622       $130,560

Cost of goods sold                    192,268        127,589
                                     --------       --------

     Gross profit                      48,354          2,971

Selling, general and
  administrative expenses               8,739          5,201

Interest and debt related expenses,
  net of interest income                5,532          5,212

Other income                               --          2,606
                                     --------       --------
Income before income taxes             34,083         (4,836)

Provision (benefit) for
  income taxes                         11,824         (1,347)
                                     --------       --------
Net income (loss)                    $ 22,259       $ (3,489)
                                     ========       ========

Per share data:

Net income (loss)                    $   0.40       $  (0.06)
                                     ========       ========

Weighted average
  shares outstanding                   55,669         55,501
                                     ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                  Three Months Ended December 31,
                                  -------------------------------
                                           1994         1993
                                         --------     --------
Cash flows from operating activities:
   Cash received from customers          $238,023     $132,439
   Miscellaneous cash receipts              2,519        2,638
   Cash paid to suppliers and
     employees                           (217,021)    (132,182)
   Interest paid                           (4,799)      (4,503)
   Interest received                           52            7
   Income taxes paid                       (8,573)        (578)
                                         --------     --------
Net cash provided by operating
  activities                               10,201       (2,179)

Cash flows from investing activities:
   Capital expenditures                    (7,272)      (2,845)
   Proceeds from sale of assets                --        2,606
                                         --------     --------
Net cash used in investing activities      (7,272)        (239)

Cash flows from financing activities:
   Net change in revolving debt             5,506        8,012
   Payments on other long-term debt        (9,767)      (6,802)
   Other                                       --          (86)
                                         --------     --------
Net cash used in financing activities      (4,261)       1,124
Effect of exchange rate on cash               (35)          10
                                         --------     --------
Net decrease in cash
  and cash equivalents                     (1,367)      (1,284)
Cash and cash equivalents -
  beginning of period                       2,013        1,352
                                         --------     --------
Cash and cash equivalents -
  end of period                          $    646     $     68
                                         ========     ========

                                     -4-

                            STERLING CHEMICALS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
                                 (In Thousands)
                                  (Unaudited)


                  RECONCILIATION OF NET INCOME (LOSS) TO CASH
                        PROVIDED BY OPERATING ACTIVITIES


                                  Three Months Ended December 31,
                                  -------------------------------
                                         1994         1993
                                       -------      -------
Net income (loss)                      $22,259      $(3,489)

Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:

    Depreciation and amortization       10,378       10,076
    Loss (gain) on sale of assets           60       (2,606)
    Deferred tax expense                 1,143        3,209
    Accrued compensation                 1,594           39
    Treasury stock issued to ESOP           --          422

Change in:
      Accounts receivable              (17,480)     (16,865)
      Inventories                       11,867        6,313
      Prepaid expenses                  (1,092)      (2,737)
      Other assets                      (2,141)         604
      Accounts payable                     (12)       1,951
      Accrued liabilities              (16,683)      (2,313)
      Interest payable                  (2,183)         180
      Taxes payable                      1,994          464
      Other liabilities                    497        2,573
                                       -------      -------
Cash provided by operating
  activities                           $10,201      $(2,179)
                                       =======      =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                      (In Thousands Except Per Share Data)


1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of December 31, 1994 and the consolidated results of their operations for the three month periods ended December 31, 1994 and 1993 and consolidated cash flows for the three months ended December 31, 1994 and 1993, and all such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be and are assumed to have been read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the fiscal year ended September 30, 1994. The condensed consolidated financial statements included herein have been subjected to a review by Coopers & Lybrand L.L.P., the Company's independent accountants, whose report is included herein.

2.  Inventories:

Inventories consisted of the following:

                                 December 31,   September 30,
                                    1994            1994
                                 ------------   -------------
     Inventories:
          Finished products        $27,584         $42,431
          Work in process            5,414           6,758
          Raw materials             14,874          21,761
                                   -------         -------
     Inventories at FIFO cost       47,872          70,950
     Inventories under
       exchange agreements          (1,315)        (12,350)
     Stores and supplies            11,104          11,158
                                   -------         -------
                                   $57,661         $69,758
                                   =======         =======

3.  Commitments and Contingencies

Product Contracts

The Company has certain long-term agreements which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, tertiary butylamine (TBA) and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements which dedicate significant portions of the Company's production of styrene monomer and acrylonitrile, the Company's largest products, to various customers.

Environmental Regulations

The Company's operations are subject to extensive federal, state, provincial and local environmental regulations. The Company may incur significant expenditures in order to comply with environmental regulations.

Legal Proceedings

Petrochemicals

In May 1994, an ammonia release occurred at the Company's Texas City facility while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. The Company estimates that approximately three thousand pounds of ammonia were emitted into the atmosphere.

As of January 31, 1995, approximately nine thousand individuals have filed claims directly with the Company alleging personal injury and/or property damage as a result of exposure to the ammonia. The Company and its insurance carrier are in the process of evaluating these claims. Approximately two thousand of these claims have been settled and three thousand have been denied by the Company. As of January 31, 1995, five lawsuits involving approximately two thousand plaintiffs have been filed against the Company seeking unspecified damages for personal injuries and property damage as a result of the release. The Company anticipates that additional claims and litigation against the Company asserting similar claims will ensue. The Company believes that its general liability insurance coverage is sufficient to cover all costs and expenses and has accrued and reflected in expense its deductible under this coverage. Accordingly, the Company believes that final resolution of this matter will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

On April 27, 1994, approximately one thousand plaintiffs sued the Company and eighteen other corporate defendants in the Texas City area. The plaintiffs seek an unspecified amount of damages for claimed personal injury and property damages arising from alleged chemical releases. Discovery is proceeding and the Company is vigorously defending this lawsuit.

On May 9, 1991, a lawsuit was filed against the Company and several other petrochemical companies operating in the Texas City area. The plaintiffs in the lawsuit assert personal injury and property damage claims arising from alleged chemical releases. The plaintiffs seek an unspecified amount of damages. Although the court dismissed a number of the plaintiffs for failure to comply with discovery, over three hundred plaintiffs remain. The Company is vigorously defending the lawsuit.

Pulp chemicals

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

                       Report of Independent Accountants'
                    Review of Interim Financial Information

To the Board of Directors and Stockholders
Sterling Chemicals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. as of December 31, 1994, and the condensed consolidated statement of operations for the three month periods ended December 31, 1994 and 1993 and the condensed consolidated statement of cash flows for the three months ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   COOPERS & LYBRAND L.L.P.

Houston, Texas
January 25, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

Revenues for the first quarter of fiscal 1995 were $241 million compared to revenues of $131 million for the first quarter of fiscal 1994, an increase of 84%. Net income for the first quarter of fiscal 1995 was $22.3 million ($0.40 per share) compared to a net loss of $3.5 million ($0.06 per share) for the first quarter of fiscal 1994.

For the first quarter of fiscal 1995, the Company's revenues from its petrochemical operations increased 99% to $209 million when compared to the first quarter of fiscal 1994. This increase in revenues resulted primarily from the increased sales volume of styrene and acrylonitrile as well as higher sales prices for both products. Pulp chemicals revenues for the first quarter of fiscal 1995 increased 23% to $32 million compared to the first quarter of fiscal 1994. The increase in revenues for the pulp chemicals business resulted primarily from substantially higher sodium chlorate sales volume.

STYRENE: Styrene revenues in the first quarter of fiscal 1995 more than doubled to $108 million compared to the first quarter of fiscal 1994. Styrene sales prices and margins increased substantially as a result of improved worldwide demand. Demand for styrene has improved due to continuing market growth for styrene and its derivatives based on global economic expansion.
Even though some incremental capacity additions are anticipated over the next few years, demand growth is expected to absorb the capacity additions during that period. Sales volume increased approximately 15% in the first quarter over the same quarter last year, despite a shutdown for scheduled maintenance and catalyst replacement. If the scheduled shutdown had not occurred, earnings for styrene would have been significantly higher, both because of higher styrene sales volume and the resulting lower fixed costs for each pound of styrene produced. In the first quarter of fiscal 1994, styrene sales volume was depressed as the Company was in the process of replacing its largest previous styrene customer whose contract expired in August, 1993.

The Company's styrene unit operated at approximately 90% of capacity for the first three months of fiscal 1995, compared to 84% for the first quarter of fiscal 1994. The styrene unit was shutdown during the first quarter of fiscal 1995 for scheduled maintenance and catalyst replacement. If the unit had not been shutdown the operating rate would have been significantly higher.

The price of styrene's two major raw materials, benzene and ethylene, were substantially higher in the first quarter of fiscal 1995 compared to the same period in fiscal 1994. Benzene prices were approximately one-third higher while ethylene prices were over 50% higher. However, the Company was able to pay these increased prices and still improve margins for styrene. The Company anticipates that prices for these raw materials will remain at these increased levels or increase slightly in the second quarter of fiscal 1995.

While it is difficult to predict the duration of the improved market conditions for styrene, the Company expects styrene earnings to continue improving in the second quarter of fiscal 1995.

ACRYLONITRILE: Acrylonitrile revenues in the first quarter of fiscal 1995 totaled over $50 million and were more than double those of the first quarter of fiscal 1994. This increase was a result of nearly a 100% increase in export sales prices and 50% increase in total sales volume due to the improved demand for acrylic fibers, the largest derivatives of acrylonitrile. Demand for acrylic fibers has improved in the last year because of favorable economic conditions worldwide and poor cotton crops in parts of the world. This has led to increased demand for all synthetic fibers, including acrylic fibers. Export sales margins improved throughout the first quarter of fiscal 1995, and have reached historic levels, as sales prices increased more rapidly than rising raw material costs. The Company expects acrylonitrile margins to remain at their improved levels in the second quarter of fiscal 1995.

The Company's acrylonitrile unit operated at approximately 85% of its rated capacity during the first three months of fiscal 1995 compared to approximately 60% of its rated capacity during the same period a year ago. The improved operating rate was achieved even though the unit was shutdown for scheduled maintenance for a significant period during the first quarter of fiscal 1995. If the scheduled shutdown had not occurred, earnings for acrylonitrile would have been significantly higher, both because of higher acrylonitrile sales volume and the resulting lower fixed costs for each pound of acrylonitrile produced.

The prices of the major raw materials used to make acrylonitrile, propylene and ammonia, were significantly higher in the quarter just ended than in the first quarter of fiscal 1994. Propylene prices were nearly 70% higher and ammonia prices were up by almost 90%. Although the demand for these raw materials is expected to remain strong, applying upward pressure on prices, the Company anticipates that it will be able to secure sufficient supplies to meet its needs.

PULP CHEMICALS: Pulp chemicals revenues for the first quarter of fiscal 1995 increased 23% to $32 million compared to the corresponding period a year ago. The increase in revenues was due primarily to higher sodium chlorate sales volume. Improved sales and production volume have resulted in improved earnings for sodium chlorate despite slightly lower average sales prices than in the first quarter of fiscal 1994. Royalties from installed generator technology also increased in the first quarter of fiscal 1995 as a result of higher customer operating rates and an increase in our licensees' total capacity. However, net earnings for the business were lower because last year's results included a one-time gain from the sale of the Company's rights to a portion of the power from a hydroelectric plant owned by a third-party, which provided a portion of the power requirements to the Buckingham, Quebec plant.

The Company's sodium chlorate plants operated near capacity during the first three months of fiscal 1995 compared to approximately 70% of capacity for the same period in fiscal 1994.

The Company anticipates that sodium chlorate margins will continue to improve during the second quarter of fiscal 1995 as recent price increases become effective and operating rates remain high.

OTHER PRODUCTS: The performance of the Company's other products in the first quarter of fiscal 1995 remained approximately the same as in the first quarter of fiscal 1994. Revenues during the first quarter of fiscal 1995 from acetic acid, plasticizers, lactic acid, tertiary butylamine and sodium cyanide increased approximately 43% compared to the first quarter of fiscal 1994. This increase was the result of higher prices for the acetic acid raw material methanol, which the Company's passes on to its contract partner with no effect on acetic acid margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 1995 were $8.7 million, a 70% increase over the first quarter of fiscal 1994. The primary reason for this increase was the expense related to the stock appreciation rights program ("SARs"). The Company recognized expense of $1.6 million or $.02 per share in the first quarter of fiscal 1995 for the SARs. Additionally the expense for employee profit sharing included in SG&A was $.9 million during the quarter just ended. In the first quarter of fiscal 1994, there was no expense for the SARs or employee profit sharing. These expenses for the first quarter of fiscal 1995 have resulted because of the increased earnings of the Company and the increase in the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Working capital increased to $43 million at December 31, 1994 from $21 million at September 30, 1994. The increase in working capital was primarily attributable to a $16 million decrease in accrued liabilities resulting from significant expenditures for the scheduled maintenance shutdowns of the styrene and acrylonitrile units, which reduced accrued repairs, as well as from an $8.3 million payment in October 1994 under the Company's Omnibus Stock and Incentive Plan for SARs, which reduced accrued compensation. Accounts receivable increased by $17 million as styrene and acrylonitrile sales prices increased from September 1994, and sales volume increased. The increase in accounts receivable was partially offset by a $12 million decrease in inventories resulting from the increased sales volume combined with reduced operating rates due to the maintenance shutdowns in the styrene and acrylonitrile units.

Net cash provided by operations was $10.2 million during the first three months of fiscal 1995 compared to $(2.2) million for the corresponding period in fiscal 1994. The increase is attributed to the increased profitability of styrene and acrylonitrile. Increases in accounts receivable and decreases in accrued liabilities utilized a significant portion of the improved cash flow during the quarter just ended.

The Company's long-term debt did not change significantly during the first quarter of fiscal 1995 and consisted of the following:

                                        December 31,   September 30,
                                            1994           1994
Revolving credit facilities               $ 38,545      $ 32,940
Term loan                                   19,250        20,000
Project loan                                14,188        16,134
Subsidiary term loan (pulp chemicals)      106,257       113,050
Subordinated note (pulp chemicals)          43,990        44,268
                                          --------      --------
  Total debt outstanding                  $222,230      $226,392
Less:
  Current maturities                        32,844        33,771
  Unamortized debt issue costs               5,183         7,049
                                          --------      --------
  Total long-term debt                    $184,203      $186,786
                                          ========      ========

Under all of its credit agreements, the Company has, in aggregate, revolving credit available of approximately $65 million at December 31, 1994. The Company anticipates this amount of available credit to be sufficient to meet its operating and capital needs for the coming year. However, the Company is pursuing a refinancing of its existing indebtedness to improve financial flexibility and lower its overall borrowing costs. The Company anticipates that it will combine most of its outstanding debt under one global credit agreement that should provide the company with more flexibility and lower interest rates than its current credit agreements. The refinancing is expected to be completed on or about March 31, 1995.

The Company's current credit agreements require an interest spread over the LIBOR, the CD rate, the U.S. prime rate or the Federal Reserve rate, and consequently the Company is subject to variation in these rates. The average interest rate the Company is paying on its outstanding indebtedness at December 31, 1994 increased to approximately 9% from 8.1% at September 30, 1994 as a result of increases in these rates.

Capital expenditures were $7.3 million in the first quarter of fiscal 1995, substantially higher than the $2.8 million in the first quarter of fiscal 1994. The capital expenditures during the first quarter were primarily for plant instrumentation modernization, process improvement and environmental projects. During fiscal 1995, the Company expects to spend a total of $40-50 million on capital expenditures. These expenditures will be focused on further plant instrumentation modernization and process improvements, the planned acetic acid expansion, and various environmental and safety projects. The Company expects to fund its fiscal 1995 capital expenditures from operating cash flow and its revolving credit facilities as needed.


CERTAIN KNOWN EVENTS, TRENDS AND UNCERTAINTIES
- - ----------------------------------------------

PETROCHEMICAL RAW MATERIAL PRICES AND AVAILABILITY

For each of the Company's petrochemical products, the cost of raw materials and utilities is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices is critical to the success of the Company's business. The Company does not produce any of its major raw materials, benzene, ethylene, propylene and ammonia. There is currently a high demand for ethylene and propylene and the prices of each have recently risen significantly. The Company has several long-term arrangements with ethylene suppliers that provide for the majority of its estimated requirements for purchased ethylene. Although no assurances can be given, management believes that the Company will continue to be able to secure adequate supplies of all its raw materials at acceptable prices.

ENVIRONMENTAL AND SAFETY MATTERS

The Company's operations involve the handling, production, transportation and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits are required for the Company's operations. They are subject to periodic renewal and may be revoked or modified for cause.

Increasingly strict new laws or permits might affect the Company's operations, products or waste disposal. Past or future operations may result in claims or liabilities. Also, expenditures could be required to upgrade wastewater collection, pretreatment or disposal systems or other matters. Although no assurances can be given, the Company does not anticipate any material environmental costs or liabilities associated with its operations or products.

The Company's sodium chlorate market (pulp chemicals) is sensitive to potential environmental regulation. Certain environmental groups are encouraging passage of regulations which restrict the amount of Absorbable Organic Halides (AOX) in pulp mill effluent. In general, environmental regulations support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process. As long as there is not an outright ban on these compounds, such regulation favors the use of chlorine dioxide, thus sodium chlorate.

British Columbia has a regulation in place that would effectively eliminate the use of chlorine dioxide in the bleaching process by the year 2002. The industry is actively working to change this regulation on the basis that it is not supported by sound science. The industry is becoming increasingly optimistic of success. There are no other laws or regulations currently in place which would be detrimental to the product. The Company believes that bleaching methods that substitute chlorine dioxide for elemental chlorine achieve all reasonable pollution reduction targets for air and water emissions, and it believes that a conversion to totally chlorine-free bleaching will yield no measurable environmental or public health benefits. The Company believes its position is supported by the EPA's selection of chlorine dioxide as the best available technology for pulp bleaching.

LEGAL PROCEEDINGS

In May 1994 approximately 3,000 pounds of ammonia were released into the atmosphere at the Company's Texas City facility while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. As of January 31, 1995, approximately 9,000 individuals have filed claims directly with the Company. About 2,000 of these claims have been settled and 3,000 have been denied by the Company and its insurance carrier. Five lawsuits involving approximately 2,000 plaintiffs have been filed against the Company and the Company anticipates that additional litigation will ensue. The Company believes that its general liability insurance coverage is sufficient to cover all costs and expenses and has accrued and reflected in expense its deductible under this coverage.

The Company is a defendant, together with other chemical company defendants, in several lawsuits. In each case, a large number of plaintiffs have asserted unspecified damages for alleged personal injury and property damage arising from exposure to chemical releases. The Company believes there will be no material adverse effect from these lawsuits on the financial position or results of operations of the Company.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On May 8, 1994, an ammonia release occurred at the Company's Texas City facility while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. The Company estimates that approximately 3,000 pounds of ammonia were emitted into the atmosphere. As of January 31, 1995, approximately 9,000 individuals had filed claims directly with the Company alleging personal injury and/or property damage as a result of exposure to the ammonia. The Company and its insurance carrier are in the process of evaluating the merits of these claims. Approximately 2,000 of these claims have been settled and 3,000 have been denied by the Company. As of January 31, 1995 five lawsuits involving approximately 2,000 plaintiffs have been filed against the Company seeking unspecified damages for personal injuries and property damage as a result of the release. Otis Pointer, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 94-CV-0514; in the 56th Judicial District Court of Galveston County, Texas; Bobbie J. Adams, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-0764; In the 56th Judicial District Court of Galveston County, Texas; Courtney Adomond, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-0947; In the 56th Judicial District Court of Galveston County, Texas; Caroll Allen, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-1147; In the 212th Judicial District Court of Galveston County, Texas; and Beverly O. Mitchell, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 94-CV-1312; In the 202nd Judicial District Court of Galveston County, Texas. The Company anticipates that additional claims and litigation against the Company asserting similar claims will ensue. The Company believes that its general liability insurance coverage is sufficient to cover anticipated costs and expenses and has accrued its deductible under this coverage. The Company intends to vigorously defend these claims and litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 1994, however, the Annual Meeting of Stockholders was held January 25, 1995, at which time the Company's nominees for directors were elected.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27    Financial Data Schedule

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended December 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STERLING CHEMICALS, INC.
                                    (Registrant)



Date:  February 13, 1995         _________________________________
                                 J. Virgil Waggoner
                                 President and Chief Executive
                                   Officer (Principal Executive
                                   Officer)



Date:  February 13, 1995         __________________________________
                                 Jim P. Wise
                                 Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)