Form 10-K405/A
period 1994-09-30
STERLING CHEMICALS INC
filed 1995-03-03
CIK 795662

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                            ------------------------
(MARK ONE)

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

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994 (Part II Items 5-8 & Part IV Item 14 (a) 1)

(2) Portions of the Company's definitive Proxy Statement dated December 19, 1994 (Part III Items 10-12).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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
             **10.10(b)     First and Second Amendments to the Sterling Chemicals, Inc.
                            Amended and Restated Savings and Investment Plan dated April 27,
                            1994 and October 26, 1994, respectively.
               10.12        Sterling Chemicals, Inc. Amended and Restated Employee Stock
                            Ownership Plan incorporated by reference from exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
             **10.12(a)     First Amendment to the Sterling Chemicals, Inc. Amended and
                            Restated Employees' Stock Ownership Plan dated April 27, 1994.
               10.15        Sterling Chemicals, Inc. Pension Benefit Equalization Plan
                            incorporated by reference from exhibit 10.15 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended September
                            30, 1993.
               10.16        Sterling Chemicals, Inc. 1989 Omnibus Stock and Incentive Plan.
              +10.17        Styrene Monomer Sales Contract dated as of August 1, 1991, between the Company and Monsanto Company incorporated by
                            reference from exhibit 10.12(A) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990.
              +10.18        Styrene Monomer Exchange Contract dated as of August 1, 1991, between the Company and Monsanto Company incorporated by
                            reference from exhibit 10.13(A) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990.
            +++10.19        Acrylonitrile Exchange Contract dated January 1, 1994, between the Company and Monsanto Company.
             ++10.21        Amended and Restated Lease and Production Agreement dated August
                            8, 1994, between BP Chemicals Americas Inc. and the Company.
              +10.22        Product Sales Agreement dated August 1, 1986, between BASF
                            Corporation and the Company incorporated by reference from exhibit 10.22 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1992.
             ++10.22(a)     Amendment No. 3 to Product Sales Agreement as of January 1,1994
                            between BASF Corporation and the Company.
              +10.25        Production Agreement dated April 15, 1988 between BP Chemicals
                            Americas Inc. and the Company and First and Second Amendment
                            thereto.
              +10.26        Agreement dated May 2, 1988, between E.I. du Pont de Nemours and
                            Company and the Company.
               10.27        License Agreement dated April 15, 1988, between BP Chemicals
                            Americas Inc. and the Company.
              +10.28        Sales Agreement dated September 1992, between the Company and
                            Mitsubishi International Corporation incorporated by reference from exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
               10.29        License Agreement dated August 1, 1988, between the Monsanto
                            Company and the Company.
             **10.30        Form of Indemnity Agreement executed between the Company and each of its officers and directors.
               10.31        Amended and Restated Sterling Chemicals, Inc. Salaried Employee's
                            Profit Sharing Plan incorporated by reference from exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
               10.32        Amended and Restated Sterling Chemicals, Inc. Hourly Employees'
                            Profit Sharing Plan incorporated by reference from exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

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

 ** Filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 ("1994 10-K").

  + Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.

 ++ Filed with the 1994 10-K. Confidential treatment has been requested with respect to portions of this Exhibit.

+++ Filed herewith. Confidential treatment has been requested with respect to portions of this Exhibit.

    (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STERLING CHEMICALS, INC.
                                        (Registrant)

                                   By:        /s/  J. Virgil Waggoner
                                       ----------------------------------------
                                                   J. Virgil Waggoner
                                         President and Chief Executive Officer
                                            (Principal Executive Officer)


Date: March 3, 1995

                                   By:           /s/  Jim P. Wise
                                       ----------------------------------------
                                                      Jim P. Wise
                                                Vice President - Finance
                                              (Principal Financial Officer)


Date: March 3, 1995

                                           LIST OF EXHIBITS


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
             **10.10(b)     First and Second Amendments to the Sterling Chemicals, Inc.
                            Amended and Restated Savings and Investment Plan dated April 27,
                            1994 and October 26, 1994, respectively.
               10.12        Sterling Chemicals, Inc. Amended and Restated Employee Stock
                            Ownership Plan incorporated by reference from exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
             **10.12(a)     First Amendment to the Sterling Chemicals, Inc. Amended and
                            Restated Employees' Stock Ownership Plan dated April 27, 1994.
               10.15        Sterling Chemicals, Inc. Pension Benefit Equalization Plan
                            incorporated by reference from exhibit 10.15 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended September
                            30, 1993.
               10.16        Sterling Chemicals, Inc. 1989 Omnibus Stock and Incentive Plan.
              +10.17        Styrene Monomer Sales Contract dated as of August 1, 1991, between the Company and Monsanto Company incorporated by
                            reference from exhibit 10.12(A) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990.
              +10.18        Styrene Monomer Exchange Contract dated as of August 1, 1991, between the Company and Monsanto Company incorporated by
                            reference from exhibit 10.13(A) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990.
            +++10.19        Acrylonitrile Exchange Contract dated January 1, 1994, between the Company and Monsanto Company.
             ++10.21        Amended and Restated Lease and Production Agreement dated August
                            8, 1994, between BP Chemicals Americas Inc. and the Company.
              +10.22        Product Sales Agreement dated August 1, 1986, between BASF
                            Corporation and the Company incorporated by reference from exhibit 10.22 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1992.
             ++10.22(a)     Amendment No. 3 to Product Sales Agreement as of January 1,1994
                            between BASF Corporation and the Company.
              +10.25        Production Agreement dated April 15, 1988 between BP Chemicals
                            Americas Inc. and the Company and First and Second Amendment
                            thereto.
              +10.26        Agreement dated May 2, 1988, between E.I. du Pont de Nemours and
                            Company and the Company.
               10.27        License Agreement dated April 15, 1988, between BP Chemicals
                            Americas Inc. and the Company.
              +10.28        Sales Agreement dated September 1992, between the Company and
                            Mitsubishi International Corporation incorporated by reference from exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
               10.29        License Agreement dated August 1, 1988, between the Monsanto
                            Company and the Company.
             **10.30        Form of Indemnity Agreement executed between the Company and each of its officers and directors.
               10.31        Amended and Restated Sterling Chemicals, Inc. Salaried Employee's
                            Profit Sharing Plan incorporated by reference from exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
               10.32        Amended and Restated Sterling Chemicals, Inc. Hourly Employees'
                            Profit Sharing Plan incorporated by reference from exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

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

 ** Filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 ("1994 10-K").

  + Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.

 ++ Filed with the 1994 10-K. Confidential treatment has been requested with respect to portions of this Exhibit.

+++ Filed herewith. Confidential treatment has been requested with respect to portions of this Exhibit.