Form 10-Q
period 1995-03-31
STERLING CHEMICALS INC
filed 1995-05-15
CIK 795662

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1995

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

                  Commission File Number 1-10059


                    STERLING CHEMICALS, INC.
      (Exact name of registrant as specified in its charter)

           Delaware                           76-0185186
- -----------------------------------       -----------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)         Identification Number

1200 Smith Street, Suite 1900, Houston, Texas     77002-4312
- --------------------------------------------------------     --------------
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

          Yes /x/       No / /

     As of April 25, 1995, the number of shares of common stock outstanding was 55,673,991.

                           Page 1 of 25


Part I. - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                     STERLING CHEMICALS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET
               (In Thousands Except Per Share Data)
                             (Unaudited)

                                      March 31,     September 30,
                                         1995            1994
        ASSETS
Current assets:
    Cash and cash equivalents           $    117      $  2,013
    Accounts receivable                  174,015       127,705
    Inventories                           56,789        69,758
    Prepaid expenses                       4,048         2,700
    Deferred income taxes                  6,437         9,332
                                        --------      --------
         Total current assets            241,406       211,508

Property, plant and equipment, net       285,574       291,126
Other assets                              68,532        72,456
                                        --------      --------
         Total assets                   $595,512      $575,090
                                        ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $ 68,199      $ 76,857
    Accrued liabilities                   72,398        80,071
    Current portion of long-term debt     31,606        33,771
                                         -------       -------
         Total current liabilities       172,203       190,699

Long-term debt                           151,447       186,786
Deferred income taxes                     39,833        38,837
Deferred credits and other liabilities    68,763        69,034
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value, 150,000
     shares authorized, 60,327 and 60,325
     shares issued and 55,674 and 55,660
     shares outstanding, respectively        603           603
    Additional paid-in capital            33,269        33,232
    Retained earnings                    203,340       125,003
    Pension adjustment                      (950)         (950)
    Accumulated translation adjustment   (22,193)      (17,322)
    Deferred compensation                   (189)          (68)
                                        --------      --------
                                         213,880       140,498
    Treasury stock at cost, 4,653
      and 4,667 shares, respectively     (50,614)      (50,764)
                                        --------      --------
         Total stockholders' equity      163,266        89,734
                                        --------      --------
    Total liabilities and
           stockholders' equity         $595,512      $575,090
                                        ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                     STERLING CHEMICALS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In Thousands Except Per Share Data)
                             (Unaudited)

                      Three Months Ended    Six Months Ended
                           March 31,             March 31,
                        1995      1994        1995      1994
Revenues              $303,954  $154,754    $544,576  $285,313

Cost of goods sold     210,424   139,948     402,690   267,537
                      --------  --------    --------  --------
     Gross profit       93,530    14,806     141,886    17,776

Selling, general
  and administrative
  expenses               7,740     6,996      16,480    12,197

Interest and debt related
 expenses, net of
 interest income         4,183     5,394       9,715    10,605

Other income                 -         -           -     2,606
                      --------  --------    --------  --------
Income before
  income taxes          81,607     2,416     115,691    (2,420)

Provision (benefit)
  for income taxes      25,530       587      37,354      (760)
                      --------  --------    --------  --------
Net income (loss)      $56,077   $ 1,829     $78,337   $(1,660)
                      ========  ========    ========  ========
Per share data:

Net income (loss)      $  1.01   $  0.03     $  1.41   $ (0.03)
                      ========  ========    ========  ========
Weighted average
  shares outstanding    55,674    55,605      55,674    55,170
                      ========  ========    ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                     STERLING CHEMICALS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)
                            (Unaudited)

                                      Six Months Ended March 31,
                                           1995         1994
Cash flows from operating activities:
   Cash received from customers          $533,496     $281,936
   Miscellaneous cash receipts              9,682        7,084
   Cash paid to suppliers and
     employees                           (451,726)    (280,901)
   Interest paid                           (9,649)      (9,310)
   Interest received                        2,188           12
   Income taxes paid                      (31,458)        (815)
                                         --------     --------
Net cash provided by (used in)
   operating activities                    52,533       (1,994)

Cash flows from investing activities:
   Capital expenditures                   (15,774)      (4,124)
   Proceeds from sale of assets                 -        2,606
                                         --------     --------
Net cash used in investing activities     (15,774)      (1,518)

Cash flows from financing activities:
   Net change in revolving debt           (18,678)      15,981
   Payments on other long-term debt       (19,896)     (13,829)
   Other                                      (50)         106
                                         --------     --------
Net cash provided by (used in)
   financing activities                   (38,624)       2,258
Effect of exchange rate on cash               (31)          10
                                         --------     --------
Net decrease in cash
  and cash equivalents                     (1,896)      (1,244)
Cash and cash equivalents -
  beginning of period                       2,013        1,352
                                         --------     --------
Cash and cash equivalents -
  end of period                          $    117     $    108
                                         ========     ========

                     STERLING CHEMICALS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
                            (In Thousands)
                              (Unaudited)


           RECONCILIATION OF NET INCOME (LOSS) TO CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES

                                    Six Months Ended March 31,
                                         1995         1994
Net income (loss)                      $78,337      $(1,660)

Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in)operating activities:

    Depreciation and amortization       20,769       20,161
    Loss(gain) on disposal of assets       103       (2,398)
    Deferred tax expense                 3,374        5,373
    Accrued compensation                   571        2,620
    Treasury stock issued to ESOP            -          823

Change in:
    Accounts receivable                (47,095)     (37,946)
    Inventories                         12,754        1,152
    Prepaid expenses                    (1,382)         385
    Other assets                        (1,187)      (1,627)
    Accounts payable                    (7,301)      11,055
    Accrued liabilities                 (8,802)      (4,917)
    Interest payable                    (2,591)         209
    Taxes payable                        3,098          833
    Other liabilities                    1,885        3,943
                                      --------     --------
Net cash provided by (used in)
  operating activities                 $52,533      $(1,994)
                                      ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                     STERLING CHEMICALS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
               (In Thousands Except Per Share Data)


1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of March 31, 1995 and the consolidated results of their operations for the three and six month periods ended March 31, 1995 and 1994 and consolidated cash flows for the six months ended March 31, 1995 and 1994, and all such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the fiscal year ended September 30, 1994. The condensed consolidated financial statements included herein have been subjected to a review by Coopers & Lybrand L.L.P., the Company's independent accountants, whose report is included herein.

2.  Reclassification

Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income
(loss) or stockholders' equity.

3.  Inventories:

Inventories consisted of the following:

                                  March 31,     September 30,
                                    1995            1994
     Inventories:
     Finished products             $39,821         $49,189
     Raw materials                  16,248          21,761
                                   -------         -------
     Inventories at FIFO cost       56,069          70,950
     Inventories under
       exchange agreements         (10,467)        (12,350)
     Stores and supplies            11,187          11,158
                                   -------         -------
                                   $56,789         $69,758
                                   =======         =======

4.  Long-Term Debt

Long-term debt consisted of the following:

                                      March 31,   September 30,
                                        1995          1994
Revolving credit facilities           $ 14,262      $ 32,940
Term loan                               16,250        20,000
Project loan                            11,522        16,134
Subsidiary term loan (pulp chemicals)  101,794       113,050
Subordinated note (pulp chemicals)      43,990        44,268
                                      --------      --------
  Total debt outstanding              $187,818      $226,392
Less:
  Current maturities                    31,606        33,771
  Unamortized debt issue costs           4,765         5,835
                                      --------      --------
  Total long-term debt                $151,447      $186,786
                                      ========      ========

On April 13, 1995, the Company, with a group of 14 commercial banks, with Texas Commerce Bank N.A. as agent, closed a new $275,000 bank financing that was used to refinance the Company's existing debt except for the revolving debt associated with Sterling Pulp (approximately $3,000). The seven-year credit agreement ("Credit Agreement") provides for a revolving credit facility of $150,000 ("Revolver") and a term loan of $125,000 ("Term Loan"). The Credit Agreement will reduce the Company's future interest costs and provide additional financial flexibility and debt capacity. In a separate agreement, the Company has arranged a Cdn. $20,000 revolving credit facility with the Bank of Nova Scotia ("Canadian Revolver") for Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"). The Canadian Revolver was utilized to refinance the revolving debt associated with Sterling Pulp.

The new bank financing lowers the Company's overall interest cost. The Revolver and the Term Loan bear interest at the Base Rate or, at the Company's option, the Eurodollar rate, plus, in either case, the applicable Margin Percentage. The Base Rate is equal to the lesser of the prime rate as announced from time to time by the agent bank, or the Federal Funds Rate plus 1/2%. The Margin Percentage is adjustable quarterly and can range from 0.65% to 1.25%. Subsequent to the closing of the Credit Agreement, The Company entered into an interest rate swap, equivalent in amount and term to the Term Loan. The swap effectively replaces the variable rate on the Term Loan with a fixed interest rate of approximately 7% per annum.

In connection with the refinancing, the Company incurred fees of approximately $3,000. The unamortized debt issue costs at March 31, 1995 will be expensed in the third quarter of fiscal 1995 resulting in an extraordinary loss from early extinguishment of debt of approximately $3,100, net of tax.

All of the Company's existing debt was paid in full upon the closing of the Credit Agreement, except for the revolving debt associated with Sterling Pulp (approximately $3,000) which was refinanced by the Canadian Revolver. The Term Loan was drawn in full at closing and the Revolver was utilized for the remainder of the funds needed to retire the prior debt. The Term Loan requires equal quarterly installments of $4,464 over the seven year period beginning July 1, 1995, resulting in a decrease in current maturities of long-term debt to $13,392 as of the closing date of the Credit Facility. The Revolver will mature at the end of the seven year term, and no principal payments on it are required prior to that time.

The Revolver and the Term Loan are collateralized by substantially all of the inventory and accounts receivable of the Company and certain of its subsidiaries, all of the Company's equity interests in Sterling Canada, Inc. (a wholly-owned subsidiary of the Company), 65% of the equity of Sterling Pulp and Sterling NRO, Ltd., and certain contract rights of the Company. Additionally, certain of the Company's subsidiaries have guaranteed the Revolver and Term Loan.

The Credit Agreement contains a number of financial and other covenants which management believes are customary in lending transactions of this type. The Credit Agreement allows the Company to redeem, retire or acquire shares of its capital stock and to make dividend payments, within certain conditions and limitations, as long as no Default or Event of Default (as defined in the Credit Agreement) has occurred or is continuing.


5. Commitments and Contingencies

PRODUCT CONTRACTS

The Company has certain long-term agreements which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, tertiary butylamine (TBA) and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements which dedicate significant portions of the Company's production of styrene monomer and acrylonitrile, the Company's major petrochemical products, to various customers.

ENVIRONMENTAL REGULATIONS

The Company's operations are subject to extensive federal, state, provincial and local environmental regulations. The Company may incur significant expenditures in order to comply with environmental regulations.

LEGAL PROCEEDINGS

Petrochemicals

HUNTSMAN LAWSUIT: On January 30, 1995, the Company filed a lawsuit against Huntsman Chemical Corporation and certain affiliates seeking a declaratory judgment in connection with an alleged agreement arising from discussions, since suspended by the Company, relating to future capacity rights for a significant portion of the Company's styrene monomer facility at its Texas City, Texas plant. Sterling Chemicals, Inc. v. Huntsman Chemical Corporation, Huntsman Styrene Corporation and Huntsman Corporation; Cause No. 95-005256; In the 61st Judicial District Court of Harris County, Texas. In the lawsuit, the Company is requesting a judicial determination that, among other things, there is no enforceable agreement between the Company and any of the defendants. In response, the defendants have filed a counterclaim asserting that a contractual agreement existed, that the Company breached the alleged agreement, and that as a result the defendants incurred an unspecified amount of "massive damages".

The Company believes that no enforceable agreement ever existed between the Company and any of the defendants and that the litigation will not have a material adverse impact on the financial position, results of operations or liquidity of the Company. The Company intends to prosecute its declaratory judgment action and defend the counterclaim vigorously.

AMMONIA RELEASE: In May 1994, an ammonia release occurred at the Company's Texas City facility while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. The Company estimated that approximately three thousand pounds of ammonia were emitted into the atmosphere.

As of April 26, 1995, approximately nine thousand individuals have filed claims directly with the Company alleging personal injury and/or property damage as a result of exposure to the ammonia. The Company and its insurance carrier are in the process of evaluating these claims. Approximately two thousand of these claims have been settled and three thousand have been denied. As of April 26, 1995, six lawsuits involving approximately two thousand three hundred plaintiffs have been filed against the Company seeking unspecified damages for personal injuries and property damage as a result of the release. Otis Pointer, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 94-CV-0514; In the 56th Judicial District Court of Galveston County, Texas. Bobbie J. Adams, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-0764; In the 56th Judicial District Court of Galveston County, Texas. Courtney Adomond, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-0947; In the
56th Judicial District Court of Galveston County, Texas. Caroll Allen, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-1147;
In the 212th Judicial District court of Galveston County, Texas. Beverly O. Mitchell, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 94-CV-1312; In the 212th Judicial District Court of Galveston County, Texas. Holly Benefiel, et al. v. Sterling Chemicals, Inc.; Cause No. 95-CV-0246; In the 56th Judicial District Court of Galveston County, Texas. The Company anticipates that additional claims and litigation against the Company asserting similar claims will ensue. The Company believes that its general liability insurance coverage is sufficient to cover all costs and expenses. The Company has accrued and reflected in expense in fiscal 1994 its deductible under this coverage. Accordingly, the Company believes that final resolution of this matter will not have a material adverse impact on the financial position, results of operations or liquidity of the Company.

SMITH LAWSUIT: On April 27, 1994, approximately one thousand two hundred plaintiffs sued the Company and eighteen other corporate defendants in the Texas City, Texas area in a lawsuit styled Angela Smith, et al. v. Amoco Chemical Company, et al.; Cause no. B-0148-927; In the 60th Judicial District Court of Jefferson County Texas.
 The plaintiffs seek an unspecified amount of damages for claimed personal injury and property damages arising from alleged chemical releases. Venue has subsequently been transferred to Galveston County, Texas. Discovery is proceeding and the Company is vigorously defending this lawsuit.

ALLEN LAWSUIT: On May 9, 1991, a lawsuit styled Moranda Allen, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 91-019786; In the 127th Judicial District Court of Harris County, Texas, was filed against the Company and several other petrochemical companies operating in the Texas City, Texas area. The plaintiffs in the lawsuit assert personal injury and property damage claims arising from alleged chemical releases. The plaintiffs seek an unspecified amount of damages. Although the court dismissed a number of the plaintiffs for failure to comply with discovery, over three hundred plaintiffs remain. The Company is vigorously defending this lawsuit.

Pulp Chemicals

The Company's primary competitor in the supply of patented technology for generators which convert sodium chlorate into chlorine dioxide is Akzo Nobel (formerly Eka Nobel) and its affiliates. The Company is engaged with Akzo Nobel in numerous patent disputes throughout the world in which the Company and Akzo Nobel are challenging certain patents of the other and attempting to restrict the other's operating range. If either party is successful in these disputes, the other party may have to make adjustments and modifications in its commercial operations or obtain a license from the prevailing party. The Company believes that any potential costs for such adjustments or modifications would be immaterial and that the Company is entitled to certain indemnities from Tenneco Canada with respect to the acquired technology.

6.  Financial Accounting Statement No. 121.

The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company is required to adopt this Statement by fiscal 1997. The Company does not anticipate the adoption of this Statement to have a material adverse effect on the Company's financial position, results of operations or liquidity.


                  Report of Independent Accountants'
             Review of Interim Financial Information

To the Board of Directors and Stockholders
Sterling Chemicals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. as of March 31, 1995, and the condensed consolidated statement of operations for the three and six month periods ended March 31, 1995 and 1994 and the condensed consolidated statement of cash flows for the six months ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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
Houston, Texas
April 26, 1995


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the first six months of fiscal 1995 were $545 million compared to revenues of $285 million for the first six months of fiscal 1994, an increase of 91%. Net income for the first six months of fiscal 1995 was $78.3 million ($1.41 per share) compared to a net loss of $1.7 million ($0.03 per share) for the first six months of fiscal 1994.

For the second quarter of fiscal 1995, revenues were $304 million compared to revenues of $155 million for the second quarter of fiscal 1994, an increase of 96%. Net income for the second quarter of fiscal 1995 was $56.1 million or $1.01 per share compared to net income of $1.8 million or $.03 per share for the second quarter of fiscal 1994. Strong market conditions for the Company's two major petrochemical products -- styrene and acrylonitrile -- as well as sodium chlorate resulted in the second best quarterly results in the Company's history.


PETROCHEMICALS:

The financial performance of the Company's petrochemical business improved significantly during the first six months of fiscal 1995 compared to the same period a year ago.

For the first six months of fiscal 1995, the Company's revenues from its petrochemical business increased 109% to $476 million when compared to the first six months of fiscal 1994. This increase in revenues resulted primarily from increased sales prices for styrene and acrylonitrile as well as higher sales volumes for both products. Net income from the Company's petrochemical business increased to $75.1 million for the first six months of fiscal 1995 from a loss of $5.1 million during the same period in fiscal 1994. The improved earnings resulted primarily from the substantially higher margins and increased sales volumes for styrene and acrylonitrile.

STYRENE: Styrene revenues in the first six months of fiscal 1995 increased 150% to $256 million when compared to the same period of fiscal 1994. Styrene sales prices and margins increased substantially as a result of improved worldwide demand. Demand for styrene has improved due to continuing market growth for styrene and its derivatives based on global economic expansion. Sales volume increased by more than 20% in the first half of this year over the same period last year, despite a shutdown for scheduled maintenance and catalyst replacement in the first quarter of this year. In the first quarter of fiscal 1994, styrene sales volume was depressed as the Company was in the process of replacing volumes previously sold to its largest styrene customer whose contract expired in August, 1993. In the second quarter of fiscal 1994, the Company's sales volumes improved substantially over the first quarter. Margins began increasing in the second quarter of fiscal 1994 and have continued to increase each quarter to their current level.

The Company's styrene unit operated at approximately 101% of capacity for the first six months of fiscal 1995 and 111% for the second fiscal quarter, compared to 90% and 95%, respectively, for the corresponding periods of fiscal 1994. As noted above, the styrene unit was shut down during the first quarter of fiscal 1995 for scheduled maintenance and catalyst replacement. If the unit had not been shut down the operating rate for the first six months of fiscal 1995 would have been significantly higher. The Company anticipates that high operating rates will continue in the third quarter of fiscal 1995 but a scheduled maintenance shutdown of the unit in the fourth fiscal quarter will limit production in that period.

The price of styrene's two major raw materials, benzene and ethylene, were substantially higher in the first six months of fiscal 1995 compared to the same period in fiscal 1994. Benzene prices were approximately 30% higher while ethylene prices were more than 50% higher. Not withstanding these increases, the Company was able to substantially improve margins due to increases in its selling price. The Company anticipates that prices for these raw materials will remain at these increased levels or increase slightly in the third quarter of fiscal 1995.

The Company anticipates continued strong demand for styrene. Even though some incremental capacity additions are anticipated over the next few years, demand growth is expected to absorb the capacity additions during that period. While it is difficult to predict the duration of the improved market conditions for styrene, the Company expects its present earnings level from styrene to continue in the third quarter of fiscal 1995.

ACRYLONITRILE: Acrylonitrile revenues in the first six months of fiscal 1995 were $129 million and were approximately 120% higher than in the corresponding period in fiscal 1994. Revenues in the second quarter of fiscal 1995 were $76 million, approximately 40% higher than in the first quarter of fiscal 1995. The increase in revenues was primarily a result of the rapid increase in export sales prices to their current unprecedented levels. Total sales volume in the first six months of fiscal 1995 increased by nearly 40% over the same period in fiscal 1994 due to the improved demand for acrylic fibers, the largest derivatives of acrylonitrile. Demand for acrylic fibers has improved in the last year because of favorable economic conditions worldwide and poor cotton crops in parts of the world. This has led to increased demand for all synthetic fibers, including acrylic fibers. Export sales margins improved throughout the first six months of fiscal 1995, and have reached historic high levels, as sales prices increased more rapidly than rising raw material costs. The Company expects acrylonitrile margins to remain at their improved levels in the third quarter of fiscal 1995.

The Company's acrylonitrile unit operated at approximately 98% of capacity during the first six months of fiscal 1995 and 112% during the second quarter, compared to approximately 75% and 90%, respectively, for the corresponding periods of fiscal 1994. The improved operating rate was achieved even though the unit was shutdown for scheduled maintenance during the first quarter of fiscal 1995. If the scheduled shutdown had not occurred, the operating rate for the first six months of fiscal 1995 would have been significantly higher.

The prices of the major raw materials used to make acrylonitrile, propylene and ammonia, were significantly higher in the first six months of fiscal 1995 than in the first six months of fiscal 1994. Propylene prices were over 80% higher and ammonia prices were up by approximately 75%. However, the Company was able to substantially improve margins for acrylonitrile due to vigorous price increases. Although the demand for these raw materials is expected to remain strong, applying upward pressure on prices, the Company anticipates that it will be able to secure sufficient supplies to meet its needs.

OTHER PRODUCTS: The performance of the Company's other products in the first half of fiscal 1995 remained approximately the same as in the first half of fiscal 1994. Revenues during the first six months of fiscal 1995 from acetic acid, plasticizers, lactic acid, tertiary butylamine and sodium cyanide increased approximately 35% compared to the same period in fiscal 1994. This increase was mainly the result of higher prices for the acetic acid raw material methanol, which the Company's passes on to its contract partner.

The Company recently announced plans to construct a world-scale, 150 million gallons per year, methanol plant at its Texas City, Texas facility. The project is expected to be completed by June, 1996. Capital investment and production capacity will be shared by the Company and BP Chemicals, Inc. ("BP"), the Company's contract partner in acetic acid. A major portion of the methanol production will be used as a raw material in the Company's acetic acid plant, while the remainder will be available for BP's worldwide acetic acid business and for the merchant market. The Company will have the rights to a larger share of the output than the ratio of capital contributed.

The plant will be constructed at significantly less than normal replacement cost because available and underutilized equipment already at the Company's Texas City facility will be reactivated. The unit will use highly efficient state-of-the-art ICI catalyst technology. The lower capital investment coupled with the modern operating technology should result in a very cost competitive methanol plant.

PULP CHEMICALS:

Pulp chemicals revenues for the first six months of fiscal 1995 increased by nearly 20% to $68 million compared to the first six months of fiscal 1994. The increase in revenues resulted primarily from higher sodium chlorate sales volume. Sodium chlorate experienced higher sales volumes and increased margins in the first six months of fiscal 1995 compared to the same period in fiscal 1994 as a result of increased chlorine dioxide utilization in pulp bleaching. Royalty revenues from installed generator technology also increased in the period as a result of higher customer operating rates and increased capacity. However, net earnings for the business were slightly lower in the first six months of fiscal 1995 because last year's results included a one-time gain from the sale of the Company's rights to a portion of the power from a hydroelectric plant owned by a third-party, which provided a portion of the power requirements to the Buckingham, Quebec plant.

The Company's sodium chlorate plants operated near capacity during the first six months of fiscal 1995 compared to approximately 80% of capacity for the same period in fiscal 1994.

The Company anticipates that sodium chlorate margins will continue to improve during the third quarter of fiscal 1995 as strong demand continues and operating rates remain high.

The Company is planning its first production facility for sodium chlorate in the United States to meet growing market demand by the pulp and paper industry. While the majority of the sodium chlorate consumption in North America is in the southeastern U.S., two-thirds of North America's sodium chlorate production is in Canada Therefore the Company has begun the process of selecting a site in the southeastern U.S. for construction of the new facility. The availability of low cost electricity and proximity to customers are the critical factors in the selection of a site. In addition to building the new facility to meet growing demand, the Company is actively debottlenecking its existing facilities to gain additional production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses for the first six months of fiscal 1995 were $16.5 million compared to $12.2 million in the first six months of fiscal 1994, a 35% increase. The increase in SG&A resulted from increased employee profit sharing expense resulting from the Company's improved earnings and from increased legal expenses due to the Company's various lawsuits and business and financing transactions. These increases were partially offset by a reduction in the expense related to the stock appreciation rights program ("SARs") to $.5 million for the first six months of fiscal 1995, from $2.6 million for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital increased to $69 million at March 31, 1995 from $21 million at September 30, 1994. The increase in working capital was primarily attributable to a $46 million increase in accounts receivable resulting from the increased sales prices in styrene and acrylonitrile as well as from the high sales volumes for these products. The increase in working capital was also attributable to decreases in accounts payable ($8.7 million) and accrued liabilities ($7.7 million) resulting from significant expenditures for the scheduled maintenance shutdowns of the styrene and acrylonitrile units in the first quarter, as well as from an $8.3 million payment in October 1994 under the Company's Omnibus Stock and Incentive Plan for SARs. These increases were partially offset by a $13 million decrease in inventories resulting primarily from the increased sales volume of styrene and acrylonitrile.

CASH FLOW

Net cash provided by operations was $52.5 million during the first six months of fiscal 1995 compared to $2.0 million used by operations for the corresponding period in fiscal 1994. The increase is primarily attributable to the increased profitability of styrene and acrylonitrile partially offset by the increase in working capital. The Company utilized the improved cash from operations to repay approximately $38 million of debt and to begin its increased capital spending program.

FINANCING

On April 13, 1995, the Company, with a group of 14 commercial banks, with Texas Commerce Bank N.A. as agent, closed a new $275 million bank financing that was used to refinance the Company's existing debt except for the revolving debt associated with Sterling Pulp (approximately $3,000). The seven-year credit agreement ("Credit Agreement") provides for a revolving credit facility of $150 million ("Revolver") and a term loan of $125 million ("Term Loan"). The Credit Agreement will reduce the Company's future interest costs and provide additional financial flexibility. In a separate agreement, the Company has arranged a Cdn. $20 million revolving credit facility with the Bank of Nova Scotia ("Canadian Revolver")for Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"). The Canadian Revolver was utilized to refinance the revolving debt associated with Sterling Pulp.

The new bank financing lowers the Company's overall interest cost. The Revolver and the Term Loan bear interest at the Base Rate or, at the Company's option, the Eurodollar rate, plus in either case the applicable Margin Percentage. The Base Rate is equal to the lesser of the prime rate as announced from time to time by the agent bank, or the Federal Funds Rate plus 1/2%. The Margin Percentage is adjustable quarterly and can range from 0.65% to 1.25%. Subsequent to the closing of the Credit Agreement, The Company entered into an interest rate swap, equivalent in amount and term to the Term Loan. The swap effectively replaces the variable rate on the Term Loan with a fixed interest rate of approximately 7% per annum.

In connection with the refinancing, the Company incurred fees of approximately $3 million. The unamortized debt issue costs at March 31, 1995 will be expensed in the third quarter of fiscal 1995 resulting in an extraordinary loss from early extinguishment of debt of approximately $3.1 million, net of tax.

All of the Company's existing debt was paid in full upon the closing of the Credit Agreement, except for the revolving debt associated with Sterling Pulp (approximately $3 million) which was refinanced by the Canadian Revolver. The Term Loan was drawn in full at closing and the Revolver was utilized for the remainder of the funds needed to retire the prior debt. The Term Loan requires equal quarterly installments of approximately $4.5 million over the seven year period beginning July 1, 1995, resulting in a decrease in current maturities of long-term debt to approximately $13.4 million as of the closing date of the Credit Facility. The Revolver will mature at the end of the seven year term, and no principal payments on it are required prior to that time.

The Revolver and the Term Loan are collateralized by substantially all of the inventory and accounts receivable of the Company and certain of its subsidiaries, all of the Company's equity interests in Sterling Canada, Inc. (a wholly-owned subsidiary of the Company), 65% of the equity of Sterling Pulp and Sterling NRO, Ltd., and certain contract rights of the Company. Additionally, certain of the Company's subsidiaries have guaranteed the Revolver and Term Loan.

The Credit Agreement contains a number of financial and other covenants which management believes are customary in lending transactions of this type. The Credit Agreement allows the Company to redeem, retire or acquire shares of its capital stock and to make dividend payments, as long as no Default or Event of Default (as defined in the Credit Agreement) has occurred or is continuing.

CAPITAL EXPENDITURES

Capital expenditures for the first six months of fiscal 1995 were $15.8 million compared to $4.1 million in the same period last year. The fiscal 1995 capital expenditures were primarily for plant instrumentation modernization and process improvement projects. During fiscal 1995, the Company expects to spend a total of $60-70 million on capital expenditures. These expenditures will be focused on further plant instrumentation modernization and process improvements, the acetic acid expansion, the new sodium chlorate plant in the southeastern U.S. and the new methanol plant at Texas City. The Company expects to fund its fiscal 1995 capital expenditures from operating cash flow and its Revolver, as needed.

The Company is planning a capital spending program of approximately $200 million over the next three years. The program includes modernization of the Company's Texas City petrochemical plant, the new methanol plant at Texas City, the acetic acid expansion, the new sodium chlorate plant, capacity increasing process improvements at its existing sodium chlorate facilities and various environmental and safety projects. The plant modernization effort includes a significant capital commitment for replacing the older control technology in the styrene and acrylonitrile units with state-of-the-art distributive control systems, which should result in increased efficiencies and stronger operating fundamentals.

CERTAIN KNOWN EVENTS, TRENDS AND UNCERTAINTIES

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

The Company, after almost nine years of continuous operations, has reduced 17 targeted pollutants 83% under the EPA's 33/50 program, lowered hydrocarbon emissions 71% with a major waste water treatment facility and decreased hydrogen cyanide emissions 97% by converting the by-product into sodium cyanide. In addition to these improvements, the Company has voluntary initiated a complete review of the overall environmental condition at its Texas City, Texas petrochemical plant. If warranted by the review, the Company may address overall site conditions.

[The Company has initiated a voluntary, comprehensive review of the overall environmental condition of its Texas City, Texas petrochemical plant site and, if warranted, may address site conditions and begin process improvements.]

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

British Columbia has a regulation in place that would effectively eliminate the use of chlorine dioxide in the bleaching process by the year 2002. The industry is actively working to change this regulation on the basis that it is not supported by sound science. The industry is becoming increasingly optimistic of success. There are no other laws or regulations currently in place which would restrict the use of the product. The Company believes that bleaching methods that substitute chlorine dioxide for elemental chlorine achieve all reasonable pollution reduction targets for air and water emissions, and it believes that a conversion to totally chlorine-free bleaching would yield no measurable environmental or public health benefits. The Company believes its position is supported by the EPA's selection of chlorine dioxide as the best available technology for pulp bleaching.

LEGAL PROCEEDINGS

The information under "Legal Proceedings" in note 5 of the notes to condensed consolidated financial statements herein is hereby incorporated by reference.


Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information under "Legal Proceedings" in note 5 of the notes to condensed consolidated financial statements herein is incorporated by reference in response to this item.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on January 25, 1995, the Company's nominees for directors were elected and Coopers & Lybrand L.L.P. was appointed as independent accountants for the Company for the fiscal year ended September 30, 1995. The results of the voting were as follows:

        (a)  Board of Directors:

                NAME               VOTES FOR       VOTES WITHHELD
           Gordon A. Cain          43,814,209         461,238
           J. Virgil Waggoner      43,821,619         453,828
           William A. McMinn       43,950,384         325,063
           James J. Kerley         43,098,388       1,177,059
           Gilbert M. A. Portal    43,612,248         663,199
           Frank J. Pizzitola      43,423,988         851,459
           Ray R. Knowland         43,954,484         320,963

        (b)  Ratification of Independent Accountants:

                            VOTES FOR   VOTES AGAINST   ABSTENTIONS
           Coopers &
           Lybrand L.L.P.   43,985,271      27,677        262,499

There were no broker nonvotes with respect to either of these items.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
              27.    Financial Data Schedule

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1995


                            SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STERLING CHEMICALS, INC.
                                    (Registrant)



Date:  May 15, 1995               _________________________________
                                 J. Virgil Waggoner
                                 President and Chief Executive
                                   Officer (Principal Executive
                                   Officer)



Date:  May 15, 1995             _________________________________
                                 Jim P. Wise
                                 Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)