Form 10-Q
period 1995-06-30
STERLING CHEMICALS INC
filed 1995-08-14
CIK 795662

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995

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
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)         Identification Number)

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

          Yes /x/       No / /

      As of July 26, 1995, the number of shares of common stock outstanding was 55,673,991.

                           Page 1 of 28
Part I. - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                     STERLING CHEMICALS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET
               (In Thousands Except Per Share Data)
                             (Unaudited)

                                       June 30,     September 30,
                                         1995            1994
        ASSETS
Current assets:
    Cash and cash equivalents           $    617      $  2,013
    Accounts receivable                  173,615       127,705
    Inventories                           63,057        69,758
    Prepaid expenses                       5,575         2,700
    Deferred income taxes                  5,861         9,332
         Total current assets            248,725       211,508

Property, plant and equipment, net       288,951       291,126
Other assets                              82,955        78,291
         Total assets                   $620,631      $580,925

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $ 74,037      $ 76,857
    Accrued liabilities                   73,042        80,071
    Current portion of long-term debt     13,393        33,771
         Total current liabilities       160,472       190,699

Long-term debt                           115,252       192,621
Deferred income taxes                     40,661        38,837
Deferred credits and other liabilities    82,089        69,034
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value, 150,000
     shares authorized, 60,327 shares
     issued, 55,674 and 55,660 shares
     outstanding, respectively               603           603
    Additional paid-in capital            33,269        33,232
    Retained earnings                    260,004       125,003
    Pension adjustment                      (950)         (950)
    Accumulated translation adjustment   (19,996)      (17,322)
    Deferred compensation                   (159)          (68)
                                         272,771       140,498
    Treasury stock at cost, 4,653
      and 4,667 shares, respectively     (50,614)      (50,764)
         Total stockholders' equity      222,157         89,734

    Total liabilities and
           stockholders' equity         $620,631      $580,925

The accompanying notes are an integral part of the condensed consolidated financial statements.
                     STERLING CHEMICALS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In Thousands Except Per Share Data)
                             (Unaudited)

                      Three Months Ended    Nine Months Ended
                           June 30,              June 30,
                        1995      1994        1995      1994
Revenues              $298,491  $204,668    $843,067  $489,981
Cost of goods sold     194,987   176,807     597,677   444,343
Gross profit           103,504    27,861     245,390    45,638
Selling, general
  and administrative
  expenses               9,606    13,579      26,086    25,777
Interest and debt
  related expenses,
  net of interest income 2,983     6,045      12,698    16,650
Other income                 -         -           -     2,606
Income before income
  taxes and
  extraordinary item    90,915     8,237     206,606     5,817
Provision for
  income taxes          31,148     2,693      68,502     1,933
Income before
  extraordinary item    59,767     5,544     138,104     3,884
Extraordinary item, loss
  on early extinguishment
  of debt, net of tax    3,104         -       3,104         -
Net income             $56,663   $ 5,544    $135,000   $ 3,884

Per share data:
Income before
  extraordinary item   $  1.08   $  0.10    $   2.48   $  0.07
Extraordinary item        (.06)        -        (.06)        -
Net income             $  1.02   $  0.10    $   2.42   $  0.07

Weighted average
  shares outstanding    55,674    55,657      55,674    55,588

The accompanying notes are an integral part of the condensed consolidated financial statements.
                     STERLING CHEMICALS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)
                            (Unaudited)

                                       Nine Months Ended June 30,
                                           1995         1994
Cash flows from operating activities:
   Cash received from customers          $862,019     $471,367
   Miscellaneous cash receipts             13,450        9,070
   Cash paid to suppliers and
     employees                           (675,326)    (453,323)
   Interest paid                          (12,316)     (15,142)
   Interest received                        2,254           23
   Income taxes paid                      (62,454)      (1,108)
Net cash provided by
   operating activities                   127,627       10,888

Cash flows from investing activities:
   Capital expenditures                   (26,770)      (5,538)
   Proceeds from sale of assets                 -        2,606

Net cash used in investing activities     (26,770)      (2,932)

Cash flows from financing activities:
   Proceeds from long-term debt           217,535            -
   Repayment of long-term debt           (315,282)      (9,184)
   Other                                   (4,491)         (69)

Net cash used in
   financing activities                  (102,238)      (9,253)
Effect of exchange rate on cash               (15)          17

Net decrease in cash
  and cash equivalents                     (1,396)      (1,280)
Cash and cash equivalents -
  beginning of period                       2,013        1,352
Cash and cash equivalents -
  end of period                          $    617     $     72

                     STERLING CHEMICALS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
                            (In Thousands)
                              (Unaudited)


              RECONCILIATION OF NET INCOME TO CASH
                PROVIDED BY OPERATING ACTIVITIES

                                    Nine Months Ended June 30,
                                         1995         1994
Net income                             $135,000     $ 3,884

Adjustments to reconcile net income
  to net cash provided by
  operating activities:

    Depreciation and amortization        32,170      30,518
    Loss (gain) on disposal of assets       259      (2,218)
    Deferred tax expense                  4,835       3,303
    Accrued compensation                  1,659       9,764
    Treasury stock issued to ESOP             -         954

Change in:
    Accounts receivable                 (41,798)    (63,426)
    Inventories                           6,581       4,149
    Prepaid expenses                     (2,898)      3,841
    Other assets                        (11,220)     (2,420)
    Accounts payable                     (1,706)     13,901
    Accrued liabilities                  (5,796)      3,191
    Interest payable                     (2,462)     (1,508)
    Taxes payable                        (1,659)      3,865
    Other liabilities                    14,662       3,090

Net cash provided by
  operating activities                 $127,627     $ 10,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     STERLING CHEMICALS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
               (In Thousands Except Per Share Data)


1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of June 30, 1995 and the consolidated results of their operations for the three and nine month periods ended June 30, 1995 and 1994 and consolidated cash flows for the nine months ended June 30, 1995 and 1994, and all such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the fiscal year ended September 30, 1994. The condensed consolidated financial statements included herein have been subjected to a review by Coopers & Lybrand L.L.P., the Company's independent accountants, whose report is included herein.

2.  Reclassification:

Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income or stockholders' equity.
3.  Inventories:

Inventories consisted of the following:

                                  June 30,     September 30,
                                    1995            1994
     Finished products             $38,126         $49,189
     Raw materials                  13,595          21,761
     Inventories at FIFO cost       51,721          70,950
     Inventories under
       exchange agreements            (291)        (12,350)
     Stores and supplies            11,627          11,158
                                   $63,057         $69,758

4.  Long-Term Debt:

Long-term debt consisted of the following:

                                      June 30,    September 30,
                                        1995          1994
Revolving credit facilities           $  8,109      $ 32,940
Term loan                              120,536        20,000
Project loan                                 -        16,134
Subsidiary term loan (Sterling Pulp)         -       113,050
Subordinated note (Sterling Pulp)            -        44,268
  Total debt outstanding                $128,645      $226,392
Less:
  Current maturities                      13,393        33,771
  Total long-term debt                  $115,252      $192,621

On April 13, 1995, the Company, with a group of 14 commercial banks including Texas Commerce Bank N.A. as agent, closed a new $275,000 bank financing that was used to refinance the Company's existing debt except for the revolving debt associated with Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"). The seven-year credit agreement ("Credit Agreement") provides for a revolving credit facility of $150,000 ("Revolver") and a term loan of $125,000 ("Term Loan"). The Credit Agreement will reduce the Company's future interest costs and provide additional financial flexibility and debt capacity. In a separate agreement, the Company has arranged a Cdn. $20,000 revolving credit facility with the Bank of Nova Scotia ("Canadian Revolver") for Sterling Pulp. The Canadian Revolver was utilized to refinance the revolving debt associated with Sterling Pulp.

The new bank financing lowers the Company's overall borrowing rate by approximately 200 basis points compared to the prior financing. The Revolver and the Term Loan bear interest at the Base Rate or, at the Company's option, the Eurodollar rate. The Base Rate is equal to the greater of the Prime Rate as announced from time to time by the agent bank, or the Federal Funds Rate plus 1/2%. The Eurodollar Rate is equal to the Eurodollar Interbank Rate plus the Margin Percentage, which is adjustable quarterly and can range from 0.65% to 1.25%.

Subsequent to the closing of the Credit Agreement, the Company entered into an interest rate swap, equivalent in amount and term to the Term Loan. The swap effectively replaces the variable rate on the Term Loan with a fixed interest rate of approximately 7% per annum for the remaining term.

In connection with the refinancing, the Company incurred fees of approximately $3,000 which will be amortized over the term of the loans. Unamortized debt issue costs related to the retired loans were expensed in April, 1995 and are recorded as an extraordinary loss from early extinguishment of debt of approximately $3,104, net of tax, or $.06 per share.

All of the Company's existing debt was paid in full upon the closing of the Credit Agreement, except for the revolving debt associated with Sterling Pulp (approximately $3,000) which was refinanced by the Canadian Revolver. The Term Loan was drawn in full at closing and the Revolver was utilized for the remainder of the funds needed to retire the prior debt.

The Term Loan requires equal quarterly installments of $4,464 over the seven year term. This payment schedule has resulted in a significant decrease in current maturities of long-term debt from $33,771 on September 30, 1994 to $13,393 on June 30, 1995. The
Revolver will mature at the end of the seven year term, and no principal payments on it are required prior to that time.

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

5. Commitments and Contingencies:

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

ENVIRONMENTAL REGULATIONS

The Company's operations are subject to extensive federal, state, provincial and local environmental regulations.  The Company  may
incur    significant   expenditures   to   comply   with   future
environmental regulations.
LEGAL PROCEEDINGS

Petrochemicals

HUNTSMAN LAWSUIT: On January 30, 1995, the Company filed a lawsuit against Huntsman Chemical Corporation and certain affiliates seeking a declaratory judgment in connection with an alleged agreement arising from discussions, previously suspended by the Company, relating to possible future capacity rights for a significant portion of the Company's styrene monomer facility at its Texas City, Texas plant. Sterling Chemicals, Inc. v. Huntsman Chemical Corporation, Huntsman Styrene Corporation and Huntsman Corporation; Cause No. 95-005256; In the 61st Judicial District Court of Harris County, Texas. In the lawsuit, the Company is requesting a judicial determination that, among other things, there is no enforceable agreement between the Company and any of the defendants. In response, the defendants have filed a counterclaim demanding a jury trial and asserting that a contractual agreement existed, that the Company breached the alleged agreement, and that as a result the defendants incurred an unspecified amount of "massive damages". Subsequently, the Company has filed a motion for summary judgment.

The Company believes that no enforceable agreement ever existed between the Company and any of the defendants and the Company intends to prosecute its declaratory judgment action and defend the counterclaim vigorously. The Company believes a loss with respect to this matter is not probable and is unable to quantify a reasonably possible loss estimate(as defined in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies") at this time.
ALLEMAND LAWSUIT: On June 19, 1995, a lawsuit styled George Allemand and Willa Allemand v. Sterling Chemicals, Inc., Olin Corporation, Goodyear Tire & Rubber Co., Inc. and Marine Fueling Service, Inc.; Cause No. A-152,286; In the 58th Judicial District Court of Jefferson County, Texas, was filed against the Company. The plaintiffs in the lawsuit assert personal injury and mental anguish resulting from an incident occurring on June 16, 1995 in which a hose being used to unload a barge of sulfuric acid at the Company's Texas City, Texas facility ruptured, spraying sulfuric acid on Mr. Allemand, an employee of Marine Fueling Service, Inc. The plaintiffs seek an unspecified amount of damages. The incident is under investigation and discovery is ongoing.

AMMONIA RELEASE: On May 8, 1994, an ammonia release occurred at the Company's Texas City facility while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. The Company estimated that approximately three thousand pounds of ammonia were emitted into the atmosphere.

As of July 26, 1995, approximately nine thousand individuals have filed claims directly with the Company alleging personal injury and/or property damage as a result of exposure to the ammonia. The Company and its insurance carrier are in the process of evaluating these claims. Approximately two thousand of these claims have been settled and three thousand have been denied. Settlements, costs and expenses to date have totaled less than $2,000. All amounts above the Company's $1,000 deductible (which has been charged against earnings) have been paid by its insurance carriers.

As of July 26, 1995, six lawsuits involving approximately two thousand three hundred plaintiffs have been filed against the Company seeking unspecified damages for personal injuries and property damage as a result of the release.
      1. Otis Pointer, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 94-CV-0514; In the 56th Judicial District Court of Galveston County, Texas.
      2. Bobbie J. Adams, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-0764; In the 56th Judicial District Court of Galveston County, Texas.
      3. Courtney Adomond, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-0947; In the 56th Judicial District Court of Galveston County, Texas.
      4. Caroll Allen, et al. v. Sterling Chemicals, Inc.; Cause No. 94-CV-1147; In the 212th Judicial District court of Galveston County, Texas.
     5. Beverly O. Mitchell, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 94-CV-1312; In the 212th Judicial District Court of Galveston County, Texas.
      6. Holly Benefiel, et al. v. Sterling Chemicals, Inc.; Cause No. 95-CV-0246; In the 56th Judicial District Court of Galveston County, Texas.

Additional claims and litigation against the Company asserting similar claims may ensue.

SMITH LAWSUIT: On April 27, 1994, approximately one thousand two hundred plaintiffs sued the Company and eighteen other corporate defendants in the Texas City, Texas area in a lawsuit styled Angela Smith, et al. v. Amoco Chemical Company, et al.; Cause no. 95CV0509; In the 212th Judicial District Court of Galveston County, Texas. The plaintiffs seek an unspecified amount of damages for personal injury and property damages arising from alleged chemical releases. Discovery is proceeding and the Company is vigorously defending this lawsuit.

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

The Company's primary competitor in the supply of patented technology for generators which convert sodium chlorate into chlorine dioxide is Akzo Nobel (formerly Eka Nobel) and its affiliates. The Company is engaged with Akzo Nobel in numerous patent disputes throughout the world in which the Company and
Akzo Nobel are challenging certain patents of the other and attempting to restrict the other's operating range. If either party is successful in these disputes, the other party may be required to make adjustments and modifications to its commercial operations or obtain a license from the prevailing party. The Company believes that it is entitled to certain indemnities from Tenneco Canada with respect to the acquired technology.

LITIGATION CONTINGENCY:

In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and Financial Accounting Standards Board Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts", the Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur liability. These estimates are based on currently available information and consultation with the Company's insurance carriers and outside legal counsel, in addition to management's judgments. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third party indemnification of the Company. The Company therefore has also made estimates of its anticipated recoveries under insurance policies or from third party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors and consultation with outside legal counsel, in addition to management's judgments. Based on the foregoing, the Company has accrued approximately $12,000 as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers and third party indemnitors of $12,000. In addition, management estimates that at present, the reasonably possible range of loss, in addition to the amount accrued, is from $0 to $36,000. The Company believes that it is insured or indemnified for all but an immaterial portion of the additional possible loss.
While the Company has based its estimates on its evaluation of available information to date and the other matters described above, much of the litigation is in its early stages and it is impossible to predict with certainty the ultimate outcome. The Company will adjust its estimates as necessary as additional information is developed and evaluated.


The timing of probable insurance and indemnity recoveries, and payment of liabilities, if any, is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

While most of the Company's litigation is in the early stages, the Company believes that the final resolution of this litigation will not have a material adverse impact on the financial position, results of operations, or cash flows of the Company.


6.  New Accounting Standards:

The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company is required to adopt this Statement by fiscal 1997. The Company does not anticipate the adoption of this Statement to have a material adverse effect on the Company's financial position, results of operations or cash flows.

Beginning in fiscal 1995, the Company adopted the Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39"). That standard requires, among other things, that insured liabilities of the Company be recorded separately as a liability and a claim receivable. The Company previously recorded these items on a net basis. The adoption of FIN 39 did not have a material effect on the Company's results of operations or cash flows.
                  Report of Independent Accountants'
             Review of Interim Financial Information

To the Board of Directors and Stockholders
Sterling Chemicals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. as of June 30, 1995, and the condensed consolidated statement of operations for the three and nine month periods ended June 30, 1995 and 1994 and the condensed consolidated statement of cash flows for the nine months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Coopers & Lybrand L.L.P.
Houston, Texas
July 26, 1995
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the first nine months of fiscal 1995 were $843 million compared to revenues of $490 million for the first nine months of fiscal 1994, an increase of 72%. Net income for the first nine months of fiscal 1995 was $135 million ($2.42 per share) compared to $3.9 million ($0.07 per share) for the first nine months of fiscal 1994.

For the third quarter of fiscal 1995, revenues were $299 million compared to revenues of $205 million for the third quarter of fiscal 1994, an increase of 46%. Net Income for the third quarter of fiscal 1995 was $56.7 million or $1.02 per share compared to $5.5 million or $.10 per share for the third quarter of fiscal 1994.

Net income for the three and nine month periods ended June 30, 1995 included an extraordinary charge of $3.1 million or $.06 per share related to early extinguishment of debt. Net income for the same periods in fiscal 1994 did not include any extraordinary items.

The increase in revenues and earnings for the three and nine month periods ended June 30, 1995 over the prior year periods was primarily from the Company's petrochemical business. Styrene and acrylonitrile, the Company's two major petrochemical products, experienced significantly higher margins during the quarter and year to date period compared to the same periods a year ago as a result of stronger demand worldwide. Earnings from the Company's pulp chemical business were slightly better in the third quarter of fiscal 1995 than in the prior year and its earnings for the first nine months of fiscal 1995 were approximately the same as in the first nine months of fiscal 1994.
PETROCHEMICALS:

The financial performance of the Company's petrochemical business was significantly better during the first nine months of fiscal
1995 compared to the same period a year ago.

For the first nine months of fiscal 1995, the Company's revenues from its petrochemical business increased 85% to $737 million when compared to the first nine months of fiscal 1994. This increase in revenues resulted primarily from substantial increases in styrene and acrylonitrile sales prices and higher sales volumes for both products in the current year period. Net income from the Company's petrochemical business increased to $132 million ($2.36 per share) for the first nine months of fiscal 1995 from $.7 million ($.01 per share) during the same period in fiscal 1994. The improved earnings resulted primarily from substantially higher margins and increased sales volumes for styrene and acrylonitrile in fiscal 1995.

Results for the third quarter of fiscal 1995 improved over the prior year's quarter for the same reasons as the year to date period. For the third quarter of fiscal 1995, petrochemical revenues increased 53% to $261 million compared to $171 million for the third quarter of fiscal 1994. Net income for the third quarter of fiscal 1995 was $56.5 million or $1.02 per share compared to net income of $5.8 million or $.11 per share for the third quarter of fiscal 1994.


STYRENE: Styrene revenues in the first nine months of fiscal 1995 increased 109% to $398 million as compared to the same period of fiscal 1994. Styrene sales prices and margins increased substantially over the same fiscal 1994 period because of improved worldwide demand and continued market growth for styrene and its derivatives generated by global economic expansion. Sales volume increased by approximately 7% in the first nine months of this year over the same period last year, despite a shutdown for scheduled maintenance and catalyst replacement in the first quarter of this year. In the first quarter of fiscal 1994, styrene sales volume was depressed as the Company was in the process of replacing volumes previously sold to its largest styrene customer whose contract expired in August, 1993. In the second quarter of fiscal 1994, the Company's sales volumes improved substantially over the first quarter. Quarterly average margins began increasing in the second quarter of fiscal 1994 and have increased each quarter through the third quarter of fiscal 1995.

Styrene revenues in the third quarter of fiscal 1995 increased 62% to $142 million as compared to the same period of fiscal 1994. The substantial increase in revenues resulted from higher sales prices and was partially offset by a 14% decrease in sales volume from the same period in fiscal 1994. Sales volume in the third quarter of fiscal 1994 was unusually high due to large export shipments in that period.

The Company anticipates that earnings for styrene in the fourth quarter of fiscal 1995 will be down substantially from the third quarter. The scheduled shutdown discussed above will result in lower sales volume during the fourth quarter. Also, spot prices for styrene have significantly weakened recently, which the Company believes to be due to a decrease in demand for styrene in the Far East resulting from changes in China's economic and tax policies that affect its polymer imports. The Company believes that the fundamental demand for styrenic polymers in China remains strong and that Chinese economic growth will continue. However, the Company is presently unable to predict whether the effect of the changes in China's economic and tax policies will be temporary or longer term.

The Company's styrene unit operated at approximately 104% of rated capacity for the first nine months of fiscal 1995 and 109% for the third fiscal quarter, compared to approximately 95% and 110%, respectively, for the corresponding periods of fiscal 1994. As noted above, the styrene unit was shut down during the first quarter of fiscal 1995 for scheduled maintenance and catalyst replacement. The Company anticipates that the operating rate in the fourth quarter of fiscal 1995 will be substantially lower than in the third quarter due to a scheduled shutdown for maintenance and catalyst replacement that will limit production in that period. During the shutdown, major progress will be made on the instrumentation modernization project which involves replacing older control technology with state-of-the-art distributive control systems. This new instrumentation should produce additional operating efficiencies after start-up.

The price of styrene's two major raw materials, benzene and ethylene, was substantially higher during the first nine months of fiscal 1995 compared to the same period in fiscal 1994. Benzene prices were approximately 20% higher while ethylene prices were more than 60% higher. Not withstanding these increases, the Company was able to substantially improve styrene margins due to higher selling prices in fiscal 1995. The Company anticipates that benzene prices will remain relatively stable and that ethylene prices will decline somewhat in the fourth quarter of fiscal 1995.

ACRYLONITRILE: Acrylonitrile revenues in the first nine months of fiscal 1995 were $210 million, approximately 110% higher than in the corresponding period in fiscal 1994. Revenues in the third quarter of fiscal 1995 were $81 million, approximately 90% higher than in the third quarter of fiscal 1994. The increase in revenues was primarily a result of the rapid increase in export sales prices to unprecedented levels in the third quarter of fiscal 1995. Total sales volume in the first nine months of fiscal 1995 increased by nearly 20% over the same period in fiscal 1994 primarily due to the improved demand for acrylic fibers and ABS, the largest derivatives of acrylonitrile. Demand for acrylic fibers has increased in the last year because of favorable economic conditions worldwide and poor cotton crops in various parts of the world. This has led to increased demand for all synthetic fibers, including acrylic fibers.

Export sales margins rose to historically high levels during the first nine months of fiscal 1995 as sales prices increased more rapidly than rising raw material costs. The Company expects acrylonitrile margins to remain near third quarter levels in the fourth quarter of fiscal 1995.

The Company's acrylonitrile unit operated at approximately 100% of rated capacity during the first nine months of fiscal 1995 and 106% during the third quarter, compared to approximately 85% and 103%, respectively, for the corresponding periods of fiscal 1994. The improved operating rate for the first nine months of fiscal 1995 was achieved even though the unit was shut down for scheduled maintenance during the first quarter of fiscal 1995.

The prices of propylene and ammonia, which are the major raw materials used to make acrylonitrile, , were significantly higher in the first nine months of fiscal 1995 than in the corresponding period in fiscal 1994. Propylene prices were over 80% higher and ammonia prices were up by approximately 50%. However, the
Company was able to substantially improve margins for acrylonitrile due to vigorous price increases. The Company believes that its purchase price for propylene will not change significantly in the fourth quarter of fiscal 1995 but the Company does believe that the price for ammonia should weaken.

OTHER PETROCHEMICAL PRODUCTS: The profitability of the Company's other petrochemical products in the first nine months of fiscal 1995 remained approximately the same as in the first nine months of fiscal 1994. While revenues during the first nine months of fiscal 1995 from acetic acid, plasticizers, lactic acid, tertiary butylamine and sodium cyanide increased approximately 18% to $129 million, compared to the same period in fiscal 1994, earnings did not increase because of increases in raw material costs.

METHANOL PLANT: The Company recently announced plans to construct a world-scale, 150 million gallon per year, methanol plant at its Texas City, Texas facility. The project is expected to be completed by June 1996. Capital investment and production capacity will be shared by the Company and BP Chemicals, Inc. ("BP"). A major portion of the methanol production will be used as a raw material in the Company's existing acetic acid plant, replacing methanol currently being purchased, while the remainder will be available for the merchant market and for BP's worldwide acetic acid business. The Company will have the rights to a larger share of the output than its percentage of capital contributed.

The plant will be constructed at significantly less than normal replacement cost because available and underutilized equipment already at the Company's Texas City facility will be reactivated. The unit will use highly efficient state-of-the-art catalyst technology. The lower capital investment coupled with the modern operating technology should result in a cost competitive methanol plant.
PULP CHEMICALS:

Revenues from the Company's pulp chemicals business for the first nine months of fiscal 1995 increased by approximately 15% to $106 million compared to the first nine months of fiscal 1994. The increase in revenues resulted primarily from a 17% increase in sodium chlorate sales volume as well as a slight increase in average sales prices. For the third quarter of fiscal 1995, revenues increased by approximately 10% compared to the third quarter of fiscal 1994. This increase resulted primarily from a 8% increase in sales prices as well as from a 5% increase in sales volume. Sodium chlorate has experienced higher sales volume and higher sales prices as well as increased margins in the third quarter and first nine months of fiscal 1995 compared to the same periods in fiscal 1994 as a result of increased chlorine dioxide utilization in pulp bleaching. Royalty revenues from installed generator technology also increased in the period as a result of higher customer operating rates and increased capacity. The higher chlorate sales volume and higher royalty revenues resulted in substantially higher gross profit for the business. However, net income for the business for the three and nine month periods ending June 30, 1995 were approximately the same as in the corresponding periods of fiscal 1994 due to an extraordinary item for early extinguishment of debt. Last year's results for the first nine months included a one-time gain from the sale of the Company's rights to a portion of the power from a hydroelectric plant owned by a third-party, which provided a portion of the power requirements to the Buckingham, Quebec plant.

The Company's sodium chlorate plants operated near 100% of rated capacity during the first nine months of fiscal 1995 compared to slightly over 80% for the same period in fiscal 1994. The Company anticipates that the high operating rates will continue and the improved margins for sodium chlorate will continue to increase during the fourth quarter of fiscal 1995 as strong demand continues.

On June 5, 1995, the Company announced that it will construct a 110,000 ton per year sodium chlorate plant in Valdosta, Georgia. The new facility, expected to cost approximately $55 million, will increase Sterling Pulp Chemicals' total annual capacity by more than 30% to nearly 460,000 tons. Valdosta, Georgia was selected because of its proximity to Sterling's customers and to reliable, competitively priced electricity, one of the most important variables in sodium chlorate production costs. The facility is expected to require a work force of up to 125 people during construction, and about 30 permanent employees will be located at the plant. Construction will begin as soon as possible this summer and is expected to be completed and operational before the end of 1996.

The new facility was planned to meet the growing market demand from the pulp and paper industry. The majority of the sodium chlorate consumption in North America is in the United States, and the Company anticipates that demand growth will be especially strong in the southeastern U.S. However, two-thirds of North America's sodium chlorate capacity is in Canada.

In addition to building the new facility to meet growing demand, the Company is debottlenecking its existing facilities to gain additional production capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses for the first nine months of fiscal 1995 were $26.1 million compared to $25.8 million in the first nine months of fiscal 1994. A substantial decrease in the expense related to the stock appreciation rights program ("SARs") to $1.6 million for the first nine months of fiscal 1995, from $9.7 million for the corresponding period last year was offset by an increase in employee profit sharing resulting from the Company's improved earnings in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital increased to $89 million at June 30, 1995 from $21 million at September 30, 1994. The increase in working capital was primarily attributable to a $46 million increase in accounts receivable resulting from the increased sales prices in styrene and acrylonitrile as well as from the high sales volumes for these products. The increase was also attributable to a $20 million reduction in the current portion of long-term debt as part of the April 1995 refinancing of the Company's outstanding debt. Accrued liabilities decreased by $7 million primarily resulting from an $8.3 million payment in October 1994 under the Company's Omnibus Stock and Incentive Plan for SARs.

CASH FLOW

Net cash provided by operations was $127.6 million during the first nine months of fiscal 1995 compared to $10.9 million for the corresponding period in fiscal 1994. The increase was primarily attributable to the increased earnings partially offset by the increase in working capital. The Company utilized cash from operations to repay approximately $98 million of debt during the first nine months of fiscal 1995 (see note 4. "Long-Term Debt" of the notes to condensed consolidated financial statements herein for more information), including approximately $59 million in the third quarter, and for capital expenditures of approximately $27 million as a result of the capital spending program discussed below.


FINANCING

Reference is made to the information in note 4. "Long-Term Debt" of the notes to condensed consolidated financial statements herein for a discussion of the April 1995 refinancing of the Company's debt.


CAPITAL EXPENDITURES

Capital expenditures for the first nine months of fiscal 1995 were $26.8 million compared to $5.5 million in the same period last year. The fiscal 1995 capital expenditures were primarily for plant instrumentation modernization and process improvement projects. During fiscal 1995, the Company expects to spend a total of $50-70 million on capital expenditures. These expenditures will be focused primarily on further plant instrumentation modernization and process improvements, the acetic acid expansion at Texas City, the new sodium chlorate plant in Valdosta, Georgia and the new methanol plant at Texas City. The Company expects to fund its fiscal 1995 capital expenditures from operating cash flow and its Revolver, as needed. The Company is investigating various options with regard to its planned Valdosta, Georgia sodium chlorate plant and may finance this plant with additional debt.

The Company has initiated a capital spending program of approximately $200 million over the three years beginning with fiscal 1995. The program includes modernization of the Company's Texas City petrochemical plant, the new methanol plant at Texas City, the acetic acid expansion, the new sodium chlorate plant at Valdosta, Georgia, capacity increasing process improvements at its existing sodium chlorate facilities and various other projects. The plant modernization effort at Texas City includes a significant capital commitment for replacing the older control technology in the styrene and acrylonitrile units with state-of-the-art distributive control systems, which should result in increased efficiencies and stronger operating fundamentals. (See discussions under results of operations section for further information on major capital projects.) In addition to the capital spending program described above, the Company anticipates capital expenditures of approximately $25 million over the next five years relating to environmentally related prevention, containment, process improvements and remediation at its Texas City petrochemical plant. Specific classifications of these expenditures are difficult to project, since an expenditure may be made for more than one purpose.

CERTAIN KNOWN EVENTS, TRENDS AND UNCERTAINTIES

PETROCHEMICAL RAW MATERIAL PRICES AND AVAILABILITY

For each of the Company's petrochemical products, the cost of raw materials and utilities is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices is critical to the success of the Company's business. The Company does not produce any of its major raw materials (benzene, ethylene, propylene and ammonia). The Company has several long-term arrangements with ethylene suppliers that provide for the majority of its anticipated requirements for purchased ethylene.

The prices of ethylene and propylene each have risen significantly during fiscal 1995 but the Company has been able to obtain adequate supplies of each during that time. The Company believes that these price increases have ended and expects that the prices for its major raw materials will remain stable or decline in the fourth quarter of fiscal 1995. Although no assurances can be given, management believes that the Company will continue to secure adequate supplies of all its raw materials at acceptable prices.

ENVIRONMENTAL AND SAFETY MATTERS

The Company's operations involve the handling, production, transportation and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits which are required for the Company's operations are subject to periodic renewal and may be revoked or modified for cause.

New laws or permit requirements and conditions, may affect the Company's operations, products or waste disposal. Past or future operations may result in claims or liabilities. Expenditures could be required to upgrade wastewater collection, pretreatment, disposal systems or other matters.

The Company, after nine years of operations, has reduced 17 targeted pollutants 83% under the EPA's 33/50 program, lowered hydrocarbon emissions 71% with a major waste water treatment facility and decreased hydrogen cyanide emissions 97% by converting this by-product into sodium cyanide. In addition to these improvements, the Company has voluntarily initiated a complete review of the overall environmental condition at its Texas City, Texas petrochemical plant and will initiate additional actions or preventative projects designed to insure that the facility continues to operate in a safe and environmentally responsible manner. No assurances can be given that the Company will not incur material environmental expenditures associated with its operations or products.

The Company has entered into negotiations with Monsanto with respect to the scope of Monsanto's obligations to the Company for pre-closing environmental conditions at the Company's Texas City Plant under the indemnification provisions of the Assets Purchase Agreement and applicable state and federal law.

The Company's sodium chlorate market (pulp chemicals) is sensitive to potential environmental regulation. In general, environmental regulations support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process. Certain environmental groups are encouraging passage of regulations which restrict the amount of Absorbable Organic Halides (AOX) or chlorine derivatives in pulp mill effluent. Increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process significantly reduces the amount of AOX and chlorine derivatives in pulp mill effluent. As long as there is not an outright ban on chlorine containing compounds, regulation restricting AOX or chlorine derivatives in pulp mill effluent should favor the use of chlorine dioxide, thus sodium chlorate. Any significant ban on all chlorine containing compounds could have a material adverse effect on the Company's financial condition and results of operations.

British Columbia has a regulation in place that would effectively eliminate the use of chlorine dioxide in the bleaching process by the year 2002. The pulp and paper industry is working to change this regulation and believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit. There are no other laws or regulations currently in place which would restrict the use of the product.

LEGAL PROCEEDINGS

The information under "Legal Proceedings" in note 5 of the notes to condensed consolidated financial statements herein is hereby incorporated by reference.


Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information under "Legal Proceedings" in note 5 of the notes to condensed consolidated financial statements herein is hereby incorporated by reference in response to this item.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
              27.    Financial Data Schedule

          (b)   Reports on Form 8-K:  No reports on Form 8-K were
filed   during   the   three  months   ended   June   30,   1995.
                            SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STERLING CHEMICALS, INC.
                                    (Registrant)



Date: August 14, 1995            _________________________________
                                 J. Virgil Waggoner
                                 President and Chief Executive
                                   Officer (Principal Executive
                                   Officer)



Date: August 14, 1995            _________________________________
                                 Jim P. Wise
                                 Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)