Form 10-K
period 1995-09-30
STERLING CHEMICALS INC
filed 1995-12-18
CIK 795662

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 30, 1995
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from      to

                         Commission File Number 1-10059
                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                DELAWARE                               76-0185186
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

      1200 SMITH STREET SUITE 1900                     77002-4312
             HOUSTON, TEXAS                            (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)
      REGISTRANTS'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 650-3700

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                 NAME OF EACH EXCHANGE
                                                  ON WHICH REGISTERED
          TITLE OF EACH CLASS                NEW YORK STOCK EXCHANGE, INC.
 COMMON STOCK, PAR VALUE $.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_].

  As of November 27, 1995, the number of shares of common stock outstanding was 55,673,991. As of such date, the aggregate market value of common stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, was approximately $359 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995 (Part II Items 5-8 & Part IV Item 14 (a) (1)
(2) Portions of the Company's Definitive Proxy Statement dated December 21,
  1995 (Part III Items 10-12).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    15
 Item 3.  Legal Proceedings..............................................    16
 Item 4.  Submission of Matters to Vote of Security Holders..............    17
                                      PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder..    17
 Item 6.  Selected Financial Data........................................    17
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    17
 Item 8.  Financial Statements and Supplementary Data....................    17
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    17
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    18
 Item 11. Executive Compensation.........................................    18
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    18
 Item 13. Certain Relationships and Related Transactions.................    18
                                      PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K..............................................................    18

                                     PART I

ITEM 1. BUSINESS

  Sterling Chemicals, Inc. ("Company") was organized as a Delaware corporation in 1986 and has its principal executive offices in Houston, Texas. The Company manufactures seven commodity petrochemicals at its Texas City, Texas plant ("Texas City Plant") and manufactures chemicals for use primarily in the pulp and paper industry at four plants in Canada. At its Texas City Plant, the Company produces styrene, acrylonitrile, acetic acid, plasticizers, lactic acid, tertiary butylamine ("TBA") and sodium cyanide. The Company generally sells its petrochemical products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. Sodium chlorate is produced at the four plants in Canada and sodium chlorite is produced at one of the Canadian locations. The Company licenses, engineers and oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

  Hereafter, unless otherwise indicated, the Company and its subsidiaries are collectively referred to as "the Company".

RECENT DEVELOPMENTS

  In fiscal 1995, the Company initiated a three year capital spending program of approximately $200 million. The program includes modernization of the Company's Texas City petrochemical plant, the construction of a methanol plant at Texas City, a substantial expansion of the Company's acetic acid capacity, the construction of a sodium chlorate plant at Valdosta, Georgia, debottlenecking projects to add incremental capacity at the Company's existing sodium chlorate facilities and various other projects. The plant modernization effort at Texas City includes a significant capital commitment for replacing the older control technology in the styrene, acrylonitrile and acetic acid units with state-of-the-art distributive control systems, which should result in increased efficiencies and stronger operating fundamentals.

  The Company is constructing a world-scale, 150 million gallon per year methanol plant at Texas City as part of its capital plan. The plant is expected to be operational by June 1996. Capital investment in the plant and production capacity will be shared by the Company and BP Chemicals Inc. Approximately 50% of the methanol production will be used as a raw material in the Company's acetic acid plant, replacing methanol that is currently being purchased, while the remainder will be available for the merchant market and for BP Chemical's worldwide acetic acid business. The plant will be constructed at significantly less than normal replacement cost because available equipment already at the Company's Texas City Plant will be refurbished and used in the project. The plant will use highly efficient state-of-the-art ICI catalyst technology. The lower capital investment coupled with modern operating technology should result in a methanol plant with significant competitive advantages.

  In a project related to the new methanol plant, Praxair, Inc. ("Praxair") will construct a new partial oxidation unit at the Company's Texas City Plant that will supply carbon monoxide and hydrogen to the Company for use in the production of acetic acid and plasticizers. The Company's synthesis gas reformer, which currently is being used to produce carbon monoxide and hydrogen at the Texas City Plant, will then be available for use in the methanol plant. Refurbishing the existing reformer, rather than building a new one, will enable the Company to construct the methanol plant at significantly less than the normal capital cost of a new plant. The partial oxidation unit is expected to begin production in the second quarter of fiscal 1996.

  The Company and BP Chemicals are expanding acetic acid capacity by nearly 30% or 200 million pounds, to nearly 800 million pounds annually. This expansion is scheduled to be completed early in fiscal 1996. BP Chemicals will continue to market all of the Company's acetic acid production.

  The Company also is constructing a 110,000 ton per year sodium chlorate plant in Valdosta, Georgia. The new facility, expected to cost approximately $50 million, will increase the Company's total annual sodium chlorate capacity by more than 30% to nearly 460,000 tons. Valdosta, Georgia was selected because of its proximity to existing customers, currently being supplied from the Company's Canadian plants, and to reliable, competitively priced electricity, the most important variable in sodium chlorate production costs. The new facility is intended to meet the growing market demand from the pulp and paper industry in the southeastern U.S. In addition to building the new facility to meet growing demand, debottlenecking is adding incremental capacity at each of the Company's existing sodium chlorate plants.

  On April 13, 1995, the Company entered into a seven-year credit agreement (the "Credit Agreement") with a group of 14 commercial banks that was used to refinance the Company's existing debt except for the revolving debt associated with Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"). The Credit Agreement provides for a revolving credit facility of $150 million (the "Revolver") and a term loan of $125 million (the "Term Loan"). The Credit Agreement will reduce the Company's future interest costs and provide additional financial flexibility and debt capacity. On April 28, 1995, Sterling Pulp entered into a separate agreement for a Cdn. $20 million revolving credit facility with the Bank of Nova Scotia (the "Canadian Revolver"). The Canadian Revolver was utilized to refinance the revolving debt associated with Sterling Pulp.

  On September 28, 1995, Sterling Pulp entered into a seven-year credit agreement to finance the construction of the new sodium chlorate plant (the "Chlorate Plant Credit Agreement") with the same bank group that is a party to the Credit Agreement. Sterling Pulp can borrow up to $60 million under the Chlorate Plant Credit Agreement to purchase taxable bonds from the local county development authority that will utilize the bond proceeds to finance the construction of the plant.

SALES AND MARKETING

  The Company sells its products primarily pursuant to multi-year contracts and spot transactions in both the domestic and export markets through its commercial organization and sales force. This long-term, high volume focus allows the Company to maintain relatively low selling, general and administrative expenses related to the marketing of its products. The Company competes primarily on the basis of product price, quality and deliverability. Prices for the Company's commodity chemicals are determined by market factors that are largely beyond the Company's control, and, except with respect to a number of its multi-year contracts, the Company generally sells its products at prevailing market prices. The Company emphasizes the importance of delivering products to its customers on time and within specifications. In its effort to insure that its products are of consistently high quality, the Company uses a statistical quality control program.

  During fiscal 1995 a significant portion of the Company's production from the Texas City Plant was dedicated to multi-year contracts with Monsanto Company ("Monsanto"), subsidiaries of British Petroleum Company plc ("BP"), BASF Corporation ("BASF"), Mitsubishi International Corporation ("Mitsubishi") Flexsys America L.P. (a joint venture between Monsanto and Akzo Nobel N. V.) ("Flexsys") and E.I. du Pont de Nemours and Company ("Dupont"). These contracts provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, TBA and sodium cyanide, each to one customer, as well as significant portions of the Company's production of styrene monomer and acrylonitrile. Under certain market conditions, the loss of one or more of these customers or a material reduction in the amount of product purchased by one or more of them could have a material adverse effect on the Company. The balance of the Company's products are sold by its direct sales force, which concentrates on the styrene, acrylonitrile, pulp chemical and lactic acid markets. Revenues from BP and Mitsubishi accounted for approximately 16% and 13%, respectively, of the Company's revenue during the year ended September 30, 1995. These sales were primarily petrochemical products. There were no individual customers of the Company's pulp chemical business which accounted for more than 10% of the Company's revenues.

  Some of the Company's multi-year contracts for its petrochemical products are structured as conversion agreements, pursuant to which the customer furnishes raw materials which the Company processes. In exchange, the Company receives a fee typically designed to cover its fixed and variable costs of production and to generally provide an element of profit dependent in amount on the then existing market conditions. These conversion agreements allow the Company to lower working capital requirements and, in some cases, to gain access to certain improvements in manufacturing process technology. The Company believes its conversion agreements help insulate the Company to some extent from the effects of declining markets and changes in raw material prices while allowing it to share in the benefits of favorable market conditions for most of the products sold under these arrangements.

  The Company's production is geared primarily to the level of incoming orders and to projections of future demand. In general, the Company does not manufacture its products against a backlog of firm orders. The Company has no material contracts with the government of the United States or any state, local or foreign government.

  For information regarding the Company's export sales and domestic and foreign operations, see Item 8, Note 7 of the "Notes to Consolidated Financial Statements" which is hereby incorporated by reference.

PRODUCTS

  At its Texas City Plant, the Company manufactures seven commodity petrochemicals which are used in the manufacture of other goods or in other chemical processes. At its four Canadian plants, the Company manufactures chemicals used primarily in the bleaching of kraft pulp for paper manufacturing. The Company also is a supplier of patented and proprietary technology for chlorine dioxide generators used by certain mills in the kraft pulp bleaching process.

 PETROCHEMICALS

  Styrene. The Company manufactures styrene from ethylene and benzene using Monsanto/Lummus technology. Styrene is principally used in the manufacture of intermediate products such as polystyrene, acrylonitrile butadiene styrene ("ABS") resins, synthetic rubbers, SBLatex, unsaturated polyester resins and styrene acrylonitrile resins ("SAN"). These intermediate products are used to produce various consumer products, including building products, boat and automotive components, disposable cups and trays, packaging and containers, housewares, tires, audio and video cassettes, luggage, children's toys, paper coating, appliance parts and carpet backing.

  The Company and Monsanto are currently operating under a conversion agreement and a sales agreement, each effective through December 31, 1995. Under these agreements the Company provides Monsanto, subject to a specified minimum and maximum, a major portion of Monsanto's styrene requirements for its manufacture of styrene-containing polymers. The Company and Monsanto have entered into a new conversion agreement that will begin January 1, 1996 and be effective through December 31, 2000 with terms and conditions similar to the previous agreements. The new agreement permits Monsanto to terminate its obligations upon twelve months' notice to the Company should Monsanto sell its business that uses styrene or to assign the agreement, subject to the Company's consent, to a third party that may purchases the business. Monsanto has recently announced a tentative agreement to sell its ABS and SAN businesses to Bayer AG. However, the Company has not yet received any notice of termination or assignment of the new agreement. During fiscal 1995, the Company delivered approximately 13% of its styrene production to Monsanto pursuant to these agreements.

  Effective April 1, 1994 the Company and BP entered into a sales and purchase agreement. The term of the agreement initially expires in December 1996 but extends on a year-to-year basis thereafter unless terminated by either party by giving the other a written notice of at least twelve months prior to cancellation. During fiscal 1995, the Company delivered approximately 13% of its styrene production to BP pursuant to this agreement.

  The balance of the Company's styrene production is sold by the Company's sales organization in the export and domestic markets.

  Acrylonitrile. The Company manufactures acrylonitrile by propylene ammoxidation.. Acrylonitrile is used primarily in the manufacture of intermediate products such as acrylic fiber and ABS resins. The principal end uses for acrylonitrile include apparel, furnishings, upholstery, household appliances, carpets and plastics for automotive parts.

  Approximately 80% of the Company's acrylonitrile production in fiscal 1995 was exported, principally to the Far East, either directly or pursuant to arrangements with large international trading companies. Except for the two conversion agreements described below, the Company's acrylonitrile production is sold by its sales force and certain international agents.

  The Company and Monsanto entered into a multi-year conversion agreement effective January 1, 1994 which superseded a prior agreement that had been in place since 1986 and contains essentially the same terms. This agreement will expire at the end of 1998. The agreement permits Monsanto to terminate all or part of its obligation upon six months' notice to the Company should Monsanto sell its business using acrylonitrile. Monsanto has recently announced a tentative agreement to sell its ABS and SAN businesses to Bayer AG. However, the Company has not yet received any notice of termination or assignment of this agreement. During fiscal 1995, the Company delivered approximately 25% of its acrylonitrile production to Monsanto pursuant to this agreement.

  In 1988, the Company entered into a long-term conversion agreement with BP, under which BP contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at the Texas City Plant and has the option to take up to approximately one-sixth of the Company's total acrylonitrile capacity. BP furnishes the necessary raw materials and pays the Company a conversion fee for the amount of acrylonitrile it takes. During fiscal 1995, the Company delivered approximately 21% of its acrylonitrile production to BP pursuant to this agreement. This agreement has an initial term of ten years, with BP having the option to extend the agreement for two additional five-year terms. One of the Company's three acrylonitrile reactors incorporates certain BP technological improvements under a separate license agreement from BP, and the Company has the right to incorporate these and any future improvements into its other existing acrylonitrile facilities. BP has a first security interest in and lien on the third reactor and related equipment and in the first acrylonitrile produced in the three reactor units and the proceeds generated from the sales thereof to the extent of the acrylonitrile which BP is entitled to purchase under the production agreement. These rights are only to be exercised upon an event of default by the Company.

  Acetic Acid. The Company produces acetic acid from carbon monoxide (produced on-site from carbon dioxide and natural gas) and methanol using a technology owned and licensed to the Company by BP. Acetic acid is primarily used in the manufacture of intermediate products such as vinyl acetate monomer. These intermediate products are used to produce various consumer products, including pharmaceuticals, adhesives, glue, cigarette filters and surface coatings.

  The Company has had an agreement in effect since August 1986 with BP which, as now amended, gives BP the exclusive right to purchase all of the Company's acetic acid production until August 2016. In exchange for that exclusive right, BP is obligated to make certain unconditional monthly payments to the Company until August 2006. BP provides methanol and reimburses the Company on the basis of a formula designed to provide the Company with full cost recovery. In addition, the Company is entitled to receive annually a portion of the profits earned by BP from the sale of acetic acid produced by the Company. The acetic acid unit is subject to certain security arrangements (taking the form of a sale-leaseback transaction) which provide that, until August 1996, under certain limited circumstances generally under the Company's control, BP can take physical possession of and operate the acetic acid unit. In August 1996, title to the acetic acid unit will revert to the Company.

  Plasticizers. The Company manufactures plasticizers employing a series of processes using alpha-olefins and orthoxylene as the primary raw materials. Major end-uses for plasticizers include flexible plastics such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding.


  The Company has a product sales agreement with BASF that extends through the end of the decade, pursuant to which the Company sells all of its plasticizer production to BASF. BASF provides certain raw materials to the Company and markets the plasticizers produced by the Company. BASF pays fees to the Company on a formula basis designed to reimburse the Company's direct and allocated costs. In addition, the Company is entitled to a share of profits earned by BASF attributable to the plasticizers supplied by the Company. BASF retains title to and has a security interest in the raw materials furnished by it and in the finished inventory of plasticizers produced by the Company for delivery to BASF.

  Lactic Acid. The Company markets synthetic lactic acid, the highest purity lactic acid available, to food processing and pharmaceutical companies in both the domestic and export markets through its sales personnel. The Company uses hydrogen cyanide, a by-product of its acrylonitrile process, acetaldehyde and hydrogen chloride as raw materials. Primary uses for lactic acid are as a food additive and preservative and in pharmaceuticals.

  TBA. The Company manufactures TBA by adding part of the Company's by-product hydrogen cyanide to isobutylene in an acid catalyst reaction. Major end uses for TBA include pesticides, solvents, pharmaceuticals and synthetic rubber. The Company sells all of its TBA production to Flexsys pursuant to a long-term conversion agreement which expires on December 31, 1996, but shall continue thereafter unless terminated by either party with 24 months prior written notification, as of December 31 of any calendar year. The Company has not received any such notice and does not anticipate any such termination in the foreseeable future. The Company's capacity for TBA production is currently 21 million pounds per year.

  Sodium Cyanide. The Company operates a sodium cyanide facility owned by Dupont which was constructed in 1989 on land owned by the Company at the Texas City Plant. The Company and Dupont have an agreement whereby the Company receives a fee for operating the facility for up to 30 years. The facility utilizes as a raw material hydrogen cyanide, a by-product of the Company's acrylonitrile process. The Company is compensated by Dupont for the raw material value of the hydrogen cyanide as well as for the Company's allocated and incremental out-of-pocket costs for operating the facility. Either party may terminate this agreement by giving 36 months' written notice. Termination by the Company prior to the 15th anniversary of the agreement (May 2003) would require various remedies to be made by the Company to Dupont, including penalties and cost of removal of the facility from the Company's plant site. Termination by Dupont would require Dupont to pay for the cost of removal of the facility. Assignability of the agreement is limited, and if the Company assigns the agreement under certain circumstances, it must deliver to Dupont a lease for the land on which the facility is situated and permit Dupont to operate the facility. Dupont also may operate the sodium cyanide facility in the event of certain defaults.

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

  Heightened environmental concerns and new regulations limiting dioxins and furans in bleach plant effluent have resulted in growth in the sodium chlorate industry as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine. Chlorine dioxide is a powerful and highly selective oxidizing agent suitable for pulp bleaching with the ability to substantially reduce dioxins and furans in bleach plant effluent as well as produce high-brightness pulp with little or no damage to the cellulose fiber.

  The Company sells sodium chlorate generally under one to five year supply contracts, most of which provide for minimum and maximum volumes at market prices. In addition, most sales contracts contain certain "meet or release" pricing clauses and some contain restrictions on the amount of future price increases. Certain contracts are evergreen and require advance notice before termination.

  Chlorine Dioxide Generators. Through its ERCO Systems Group ("ERCO"), the Company is the largest worldwide supplier of patented technology for the generators which certain pulp mills use to convert sodium chlorate into chlorine dioxide. Each mill that uses chlorine dioxide requires at least one generator. The Company receives revenue when a generator is sold to a mill and also receives royalties from the mill after start-up, generally over the next ten-year period, based on the amount of chlorine dioxide produced by the generator.

  The research and development group of Sterling Pulp works to develop new and more efficient generators. When pulp mills move to higher levels of substitution of chlorine dioxide for chlorine, they usually upgrade generator capacity which frequently requires new generator technology. Mills may also convert to a newer generator to take advantage of efficiency advances and technological improvements. Each upgrade or conversion results in a licensing agreement which generally provides for payment of an additional ten-year royalty. Selection by a mill of the type of generator is completely independent from the selection of their sodium chlorate supplier.

  The Company has a small representative office in Beijing, China. This office focuses on the development of opportunities for future sales of sodium chlorate and chlorine dioxide generators as well as for the licensing and construction of sodium chlorate plants in that region. The first generator in China to convert sodium chlorate to chlorine dioxide was sold by ERCO and commenced operation in fiscal 1994. Several more generators are under construction in China by ERCO.

  Sodium Chlorite. The Company manufactures sodium chlorite at its Buckingham, Quebec facility. Sodium chlorite is a specialty product used primarily for water treatment and as a disinfectant for fresh produce.

RAW MATERIALS FOR PRODUCTS AND ENERGY RESOURCES

  For each of the Company's products, the combined cost of raw materials and utilities is far greater than all other production costs combined. Thus, an adequate supply of these materials at reasonable prices is critical to the success of the Company's business. The Company does not currently produce any of its major raw materials, benzene, ethylene, propylene, ammonia and methanol, at the Texas City Plant, or electricity at its pulp chemical facilities, although a methanol plant is under construction at the Texas City Plant as previously described under "Recent Developments". Moreover some of the Company's competitors are integrated and produce their own raw materials. Although management believes that the Company will continue to be able to secure adequate supplies of its raw materials at acceptable prices to meet its requirements, there can be no assurance that it will be able to do so.

 PETROCHEMICALS

  Styrene. Styrene is a clear liquid that the Company manufactures from ethylene and benzene. The Company's conversion agreements require that other parties furnish to the Company the ethylene and/or benzene necessary to fulfill its conversion obligations. Approximately 30% and 20% of the Company's fiscal 1995 benzene and ethylene requirements, respectively, were furnished by customers pursuant to conversion arrangements. The Company purchases benzene and ethylene for use in the remainder of its production of styrene for sale to others. Benzene and ethylene are both commodity petrochemicals and the price for each can fluctuate widely due to significant changes in the availability of these products, such as major capacity additions or significant plant operating problems, and due to variations in the economy and commodity chemical markets in general. The Company has multi-year arrangements with several ethylene suppliers that provide for its estimated requirements for purchased ethylene at generally prevailing and competitive market prices. If the conversion agreement with Monsanto is terminated or reduced upon the sale of Monsanto's ABS and SAN businesses, or if various other customers for whom the Company now manufactures styrene under conversion arrangements were to cease furnishing their own raw materials and seek only to purchase styrene from the Company, the Company's requirements for purchased benzene and ethylene could significantly increase. The Company believes that benzene and ethylene will, for the foreseeable future, remain in adequate supply to meet demand.

  Acrylonitrile. The Company produces acrylonitrile by reacting propylene and ammonia over a solid-fluidized catalyst at low pressure. The Company's conversion agreements require that other parties furnish to the Company the propylene and/or ammonia necessary to fulfill its conversion obligations. Approximately 45% of the Company's fiscal 1995 propylene and ammonia requirements were furnished by customers pursuant to conversion arrangements. The Company purchases propylene and ammonia for use in the remainder of its production of acrylonitrile for sale to others. Propylene and ammonia are both commodity petrochemicals and the price for each can fluctuate widely due to significant changes in the availability of these products such as major capacity additions or significant plant operating problems, and due to variations in the economy and commodity chemical markets in general. If various customers for whom the Company now manufactures acrylonitrile under conversion arrangements were to cease furnishing their own raw materials and seek only to purchase acrylonitrile from the Company, the Company's requirements for purchased propylene and ammonia could significantly increase. The Company believes that both ammonia and propylene will, for the foreseeable future, remain in adequate supply to meet demand.

  Hydrogen cyanide is a by-product of the manufacture of acrylonitrile and is used by the Company as a raw material for the production of lactic acid, TBA and sodium cyanide and is also burned as fuel.

  Acetic Acid. Acetic acid is manufactured by the Company primarily from carbon monoxide and methanol using a technology originally licensed worldwide by Monsanto to the Company and others but now owned by BP. At present, the Company's methanol is supplied by BP under its long-term contract with the Company which expires in August 2016. However, the Company has begun construction of a methanol unit at its Texas City Plant. BP is a participant in the project. Once completed, this unit will supply the methanol needed for production of acetic acid. Carbon monoxide is currently produced on-site from carbon dioxide and natural gas. Carbon dioxide and natural gas are purchased under requirements contracts with major suppliers and are available in adequate supply. In a project related to the new methanol plant, Praxair will construct and own a partial oxidation unit at the Company's Texas City Plant that will supply carbon monoxide to the Company for production of acetic acid. The construction of the partial oxidation unit will allow equipment currently used in the production of carbon monoxide to be used in the new methanol unit, thereby reducing the new capital required for the methanol unit. The partial oxidation and methanol units are expected to begin production in the second and third quarters of fiscal 1996, respectively.

  Plasticizers. The Company manufactures plasticizers using a series of processes. Primary raw materials are alpha-olefins and orthoxylene, which are supplied by BASF under its long-term contract with the Company which expires at the end of 1999. Management believes that adequate supplies of raw materials will be available for the Company's needs in the foreseeable future.

  Lactic Acid. Lactic acid is manufactured from the Company's hydrogen cyanide, a by-product of its acrylonitrile process, and two other raw materials, acetaldehyde and hydrogen chloride, which are readily available from commercial suppliers.

  TBA. TBA is produced by the addition of hydrogen cyanide to isobutylene in an acid catalyst reaction. The Company uses a portion of its by-product hydrogen cyanide in this process. Flexsys supplies the isobutylene, sulfuric acid and caustic soda under its long-term conversion agreement with the Company. Management believes that supplies of these raw materials will remain adequate for its needs in the foreseeable future.

  Sodium Cyanide. Sodium cyanide is manufactured from the Company's by-product hydrogen cyanide and caustic soda. Dupont supplies the caustic soda under its long-term contract with the Company which expires in May 2018.


 PULP CHEMICALS

  Sodium Chlorate. Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride
(salt). Electric power costs typically represent approximately 70% of the variable cost of production of sodium chlorate. Electric power is purchased by each of the Company's facilities pursuant to contracts with local electric utilities. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. On average, the Company's electrical power costs are believed to be competitive with other producers in the areas in which it operates.

  The Company also purchases sodium chloride for use in the manufacture of sodium chlorate. Sodium chloride is purchased under requirements contracts with major suppliers. The Company believes that sodium chloride will be available for its needs for the foreseeable future.

TECHNOLOGY AND LICENSING

 PETROCHEMICALS

  Monsanto has assigned to the Company certain third party technology licenses that granted the Company a nonexclusive, irrevocable and perpetual right and license to use Monsanto's technology at the Texas City Plant in effect at the time of the acquisition for the purpose of (i) continuing the production of the chemicals which were then produced at the Texas City Plant and (ii) modifying, operating and maintaining the synthesis gas production unit to produce carbon monoxide, blend gas and hydrogen for internal plant use. During fiscal 1991, BP purchased the license related to the acetic acid unit from Monsanto. Under this license, the Company is not obligated to make any royalty payments to BP. The Company believes that these licenses are material to the operation of the Texas City Plant.

  BP has granted to the Company a perpetual, royalty free license to use BP's acrylonitrile technology at the Company's Texas City Plant as part of the acrylonitrile expansion project. The Company and BP have agreed to cross-license any technology or improvements relating to the manufacture of acrylonitrile in the Company's facility.

  During the term of the Company's agreement with Dupont pursuant to which Dupont supplies the caustic soda needed in the Company's manufacture of sodium cyanide, Dupont has the option to provide to the Company any improvements in its sodium cyanide technology without cost to the Company.

  Management believes that the manufacturing processes that the Company utilizes at the Texas City Plant are cost effective and competitive. Although the Company does not engage in alternative process research with respect to its U.S. operations, it does monitor new technology developments, and when management believes it is appropriate, the Company will seek to obtain licenses for process improvements.

 PULP CHEMICALS

  There are various technologies available for production of sodium chlorate. The Company's current technology was developed internally, prior to the acquisition of the pulp chemicals business by the Company in 1992, and is metal cell technology utilizing titanium anodes, piping and reactors.

  The principal business of ERCO is the design, sale and technical service of custom-built patented chlorine dioxide generators. Sterling Pulp's engineering group is involved in the technical support of the Company's sales and marketing group through joint calling efforts and defines the scope of a project and produces technical schedules and cost estimates. The Company performs detailed design of chlorine dioxide generators which are then constructed by customers. Plant and instrumentation testing and generator start-up are handled by a joint engineering/technical service team of the Company. The Company is involved in a number of patent disputes with Akzo Nobel. See Item 8, Note 6 of the "Notes to Consolidated Financial Statements".

  The Company's pulp chemical research and development activities are carried out at its Toronto, Ontario laboratories. Activities include the development of new or improved chlorine dioxide generation processes and research in new technologies focusing on electrochemical and membrane technology related to chorine dioxide, including municipal water treatment, its by-products and pulp mill effluent.

COMPETITION AND INDUSTRY CONDITIONS

 GENERAL

  The basis for competition in all of the Company's petrochemical products is price, quality and deliverability. The industries in which the Company operates are highly competitive. Many of the Company's competitors are larger and have greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies and major integrated petroleum companies, some of which, unlike the Company, have their own raw material sources.

  The Company has both domestic and foreign competitors and sells its products in both domestic and foreign markets. The Company sells large percentages of its styrene and acrylonitrile production in the export market, which has historically been more volatile than the domestic market. The Company's export operations subject it to a number of potential risks, including fluctuations in currency, exchange control regulations, changes in foreign tax and economic policies including import and trade restrictions, employment and environmental regulations, governmental instability and other potentially detrimental foreign government practices or policies affecting U.S. companies doing business abroad.

  The petrochemical industry historically has experienced periods of high demand and high capacity utilization resulting in increasingly high operating margins and profitability. This generally leads to new capacity investment until supply exceeds demand. The overcapacity in turn leads to periods of decreasing capacity utilization and declining operating margins until demand exceeds supply and the cycle is repeated. Changes in capacity, combined with the effects of U.S. and world economic conditions, directly impacts margins and the volume of products sold. There is no assurance that capacity increases in the U.S. and in other parts of the world or other factors, will not adversely affect the industry's supply and demand balance.

  Historically, petrochemical industry profitability has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. The Company's businesses are subject to changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations. During 1995, the Company's export sales were approximately 52% of total revenues. It is not possible to predict accurately how changes in raw material costs, market conditions or other factors will affect petrochemical industry margins in the future.

 PETROCHEMICALS

  Styrene. According to industry publications, the total domestic capacity for styrene is currently 13.8 billion pounds per year. The Company's rated capacity of 1.5 billion pounds per year represents approximately 11% of the domestic capacity. The Company's major domestic competitors in the manufacture of styrene are Dow Chemical Company, Arco Chemical Company, Amoco Chemicals Company, Chevron Chemical Company, COS-MAR (a joint venture of General Electric Company and Fina) and Huntsman Chemical Corporation.

  Prior to 1994, styrene's profitability was depressed because of both overcapacity and recessionary pressures in parts of the world. By the spring of 1994, however, market growth resulting from economic expansion had absorbed much of the excess capacity. As a result, the Company's styrene volumes and margins increased substantially in fiscal 1994 and through most of fiscal 1995. Beginning in the third quarter of fiscal 1995, styrene prices started decreasing as demand weakened as a result of a general economic slowdown in the worldwide economic growth rate, prompting customers to begin utilizing their available inventories and decreasing purchases of additional product. The weakening market conditions were accelerated in the fourth fiscal quarter by significantly decreased purchases of styrene and styrene derivatives by China primarily as a result of changes in China's enforcement of economic and tax policies and monetary constraints that negatively affected its imports. China accounts for a significant portion of global purchases of styrene and styrene derivatives. While the industry cannot predict when China's chemical imports will return to previous levels, the Company believes that demand in the Far East is beginning to improve. The Company anticipates that styrene demand worldwide will improve in fiscal 1996, relative to the fourth quarter of fiscal 1995, although the Company does not anticipate prices and margins returning to 1995 levels.

  Acrylonitrile. According to industry publications, the total domestic capacity for acrylonitrile production is approximately 3.4 billion pounds per year, with the Company's rated capacity of approximately 700 million pounds representing approximately 21% of the total. Approximately 80% of the Company's acrylonitrile production in fiscal 1995 was exported, either directly or pursuant to arrangements with large international trading companies. Other major domestic producers of acrylonitrile are Cytec Industries (formerly American Cyanamid Co.), Dupont, BP and Monsanto.

  As a result of the Company's very high percentage of export acrylonitrile sales, demand for the Company's acrylonitrile is most significantly influenced by export customers, particularly those that supply acrylic fiber to China. In recent years the acrylic fiber market has been subject to volatility because of the relatively unstable nature of the Chinese market. During most of fiscal 1995, strong demand for acrylic fiber and ABS, particularly in China, increased demand for acrylonitrile. However, the Company believes that acrylonitrile demand began to weaken in the third quarter for the same reasons that caused the significant negative changes in the styrene market. Demand for acrylonitrile from export customers decreased significantly in the fourth quarter of fiscal 1995 as a result of these changes, although export prices and margins did not decrease significantly until the first quarter of fiscal 1996. While the industry cannot predict when China's chemical imports will return to previous levels, the Company believes that demand in the Far East is beginning to improve. The Company anticipates that acrylonitrile demand worldwide will improve in fiscal 1996, relative to the fourth quarter of fiscal 1995, although the Company does not anticipate prices and margins returning to 1995 levels.

  Acetic Acid. According to industry publications, the total domestic capacity for acetic acid production is approximately 4.7 billion pounds per year, with the Company's current rated capacity of approximately 600 million pounds per year representing approximately 13% of the total domestic capacity. The Company has begun an expansion of acetic acid capacity from 600 million pounds to nearly 800 million pounds annually. This expansion is expected to be completed in 1996. The Company's major domestic competitors are Hoechst Celanese Corporation, Eastman Chemical Products, Inc. and Hanson plc (formerly Quantum Chemicals).

  Plasticizers. The Company's capacity for plasticizers is 280 million pounds per year. The Company's major domestic competitors in the production of plasticizers are Exxon Chemical Americas, Aristech Chemicals and Eastman Chemical Products, Inc. The Company has an agreement with BASF pursuant to which the Company sells all of its plasticizer production to BASF through the end of the decade.

  Lactic Acid. The Company is the sole domestic producer of synthetic lactic acid, the highest purity lactic acid available. Major competition for the Company in lactic acid is from foreign competitors who manufacture primarily fermentation grade lactic acid. Management believes that the quality of synthetic lactic acid generally is preferred over the quality of fermentation grade lactic acid, particularly in certain time and heat exposure applications.

  TBA. The Company believes that there are currently only three TBA production units in the world: the Company's TBA unit (21 million pounds rated capacity), Nitto Chemical Industries Co., Ltd. (3.3 million pounds rated capacity) and BASF (13 million pounds rated capacity).

  Sodium cyanide The Company operates a sodium cyanide plant at its Texas City facility which is owned by Dupont. The capacity of this plant is 100 million pounds per year.

 PULP CHEMICALS

  Sodium Chlorate. The Company markets sodium chlorate primarily in Canada and the U.S. The Company is one of the three largest producers of sodium chlorate in North America with its rated capacity of 350,000 tons representing approximately 20% of North American capacity. Upon completion of the Valdosta, Georgia plant, the Company's capacity for sodium chlorate will increase to nearly 460,000 tons. The Company's major North American competitors in the manufacture of sodium chlorate are Akzo Nobel, CXY Chemicals, Ltd. and Kerr-McGee.

  Chlorine Dioxide Generators. The Company is the largest worldwide supplier of patented technology for chlorine dioxide generators, and historically has supplied approximately two-thirds of all large scale pulp mill generators worldwide. The Company's major competitor is Akzo Nobel. Outside of North America, Akzo Nobel operates under the name Cell Chem.

  Sodium Chlorite. Total North American capacity for sodium chlorite production is approximately 13,000 metric tons per year, with the Company's rated capacity of approximately 3,000 metric tons representing approximately 23% of the total. The only other North American producer of sodium chlorite is Vulcan Chemical.

  For information regarding capacity utilization and revenues for each of the Company's principal products, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is hereby incorporated herein by reference.

ENVIRONMENTAL AND SAFETY MATTERS

  The Company's operations involve the handling, production, transportation and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits required for the Company's operations are subject to periodic renewal and may be revoked or modified for cause.

  New laws or permit requirements and conditions may affect the Company's operations, products or waste disposal. Past or future operations may result in claims, regulatory action or liabilities. Expenditures could be required to upgrade wastewater collection, pretreatment, disposal systems or other matters. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses.

  Management believes that the environmental management programs to maintain compliance with applicable environmental laws are appropriate and adequate. As part of its ongoing environmental oversight efforts, the Company conducts or commissions reviews of its environmental performance and addresses issues identified. The Company routinely conducts inspection and surveillance programs to detect and respond to any leaks or spills of regulated hazardous substances and to correct any identified regulatory deficiency. To reduce the risk of off-site consequences from any unanticipated event, the Company acquired a greenbelt buffer zone adjacent to the Texas City Plant in 1991. The Company also participates in a regional air monitoring network to monitor ambient air quality in the Texas City community. This five-year program is part of the Company's commitment to Responsible Care initiatives of the Chemical Manufacturers Association and Canadian Chemical Producers Association.

  The Company has recently been recognized as a 33/50 Environmental Champion by the EPA for surpassing the emission reduction goals of the 33/50 program at the Texas City Plant faster than the EPA's timetable. The voluntary 33/50 program targeted 17 high priority chemicals included in the EPA's Toxic Release

Inventory. Six of the 17 chemicals are present at the Company's Texas City Plant. The goal of the program was a 33% reduction in air emissions of these compounds by 1992, compared to 1987 levels, and a 50% reduction by 1995. For the 1994 reporting year, the Company achieved a 74% reduction in the targeted chemicals including a 99% reduction in chromium and nickel compounds, a 96% reduction in hydrogen cyanide emissions by converting this byproduct into sodium cyanide and an 87% reduction in benzene emissions primarily by constructing a major new waste water treatment facility. In addition to these improvements, the Company has voluntarily initiated a complete review of the overall environmental condition at its Texas City Plant and will initiate appropriate actions or preventative projects necessary to insure that the facility continues to operate in a safe and environmentally responsible manner, including appropriate responses to previously identified elevated concentrations of certain chemicals in the soil and groundwater. The Company is presently unable to determine what remediation or other action, if any, may need to be taken regarding these conditions. No assurances can be given that the Company will not incur material environmental expenditures associated with its facilities, operations or products.

  Changing and increasingly strict environmental laws and regulations might affect the manufacture, handling, processing, distribution or use of chemical products and the release, treatment, storage or disposal of wastes by the Company. For example, at both the state and federal level, the trend towards regulation of discharges on a sectoral, geographic or multimedia basis may directly or indirectly affect producers of specific chemicals. Such actions may be expected to exert pressure on companies in the commodity chemical industry to enhance their wastewater recycling and on-site treatment systems to reflect the government's evolving views. Accordingly, the Company could be required from time to time to make expenditures to upgrade its wastewater collection, pretreatment or disposal systems at the Texas City Plant.

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

  Under the Assets Purchase Agreement for the Company's acquisition of the Texas City Plant from Monsanto, Monsanto agreed to be liable and to indemnify the Company for (a) any pre-acquisition violations of environmental law; (b) the clean-up of pre-acquisition deposits or emissions, of hazardous substances (defined in the Assets Purchase Agreement as government agency mandated remedial work, including investigative work, monitoring and temporary relocation of assets) with certain limitations for securely-contained deposits;
(c) legal liability to third parties as a result of such pre-acquisition deposits or emissions or for exposure to hazardous substances; (d) clean-up, fines, penalties and third party liabilities arising from any improper clean-up undertaken by Monsanto pursuant to the Assets Purchase Agreement; and (e) related legal fees, costs and expenses incurred by the Company. Certain of Monsanto's obligations and agreements under the provisions of the Assets Purchase Agreement described herein ("Monsanto's Commitments") expire and are no longer applicable under a variety of circumstances, including an assignment of the Assets Purchase Agreement without Monsanto's consent, or if either Gordon A. Cain, the Company's Chairman, or J. Virgil Waggoner, the Company's President and Chief Executive Officer, cease to have Active Management Responsibility (as defined in the Assets Purchase Agreement) for the Company or cease to own at least 2.5% of the outstanding shares of voting stock of the Company, except due to death or disability. In the event of a death or disability prior to August 1, 1996, the Company has the right to designate, subject to Monsanto's reasonable approval, a replacement for either individual. After that date, however, certain of Monsanto's Commitments expire if, for any reason, including prior or subsequent death or disability and regardless of any previously designated replacement, either of the two named individuals no longer have such Active Management Responsibility or ownership. Certain of Monsanto's Commitments also expire (as to the facility as a whole or any operating unit) on the purchase or assumption of operating responsibility by a third party for the entire facility or unit. In addition, certain of Monsanto's Commitments could be terminated as to specific areas of the Texas City Plant if the Company does not satisfy various other conditions contained in the Assets Purchase Agreement. The Company's management is unable to determine the impact, if any, of the potential expiration of Monsanto's Commitments.

  The Company has entered into negotiations with Monsanto with respect to the scope of Monsanto's obligations to the Company for pre-acquisition environmental conditions at the Company's Texas City Plant under applicable state and federal law and the indemnification provisions of the Assets Purchase Agreement. To date, the negotiations have not produced any change in the parties respective rights and obligations. The results of those negotiations could impact the Company's future environmental expenditures.

  In connection with the Company's purchase of the pulp chemical business in 1992, the seller, Tenneco Canada, Inc., contractually retained liability for costs, damages, fines, penalties and other losses under claims by third parties (including employees and authorities) arising from the ownership or operation of the facilities and businesses prior to the acquisition. The Company is also indemnified against the breach of Tenneco Canada's environmental remediation covenants. These covenants oblige Tenneco Canada to do specific remedial work (including decommissioning the old section of the Vancouver facility, which is underway) at the facilities within set time periods, and to do any investigation, monitoring or remedial work required by present or future legislation governing environmental conditions predating the acquisition. Tenneco Canada has, in addition, indemnified the Company against losses arising from the remediation of preacquisition environmental conditions or from preacquisition violations of environmental laws. With the exception of any third party claims, the losses against which the Company is indemnified do not include consequential damages or lost profits.

  Groundwater data obtained in the course of the acquisition of the pulp chemical business indicated elevated concentrations of certain chemicals in the soil and groundwater at the four Canadian sites. The Company conducted a focused baseline sampling of groundwater conditions beneath its Canadian facilities in connection with Tenneco Canada's indemnification of the Company for preclosing conditions which confirmed the previous data. Tenneco Canada continues to work with the provincial governments to address these issues. The Company from time to time has encountered elevated concentrations of chemicals in soils or groundwater at its Canadian plants which it has addressed or is addressing.

  During the course of the acquisition of the pulp chemical facilities by the Company, air emissions sources were reviewed, and any available dustfall and vegetation stress studies were considered. This review indicated emission excursion episodes at specific locations in the scrubber systems at the Thunder Bay, Buckingham and Vancouver facilities. The conditions at Thunder Bay and Vancouver have been addressed and satisfactorily resolved and the conditions at Buckingham are being addressed. Management believes that the Company is otherwise in compliance in all material respects with permit requirements under applicable provincial law for operating emissions sources.

  The Company's pulp chemical business is sensitive to potential environmental regulation. In general, environmental regulations support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process. Certain environmental groups are encouraging passage of regulations which restrict the amount of Absorbable Organic Halides (AOX) or chlorine derivatives in bleach plant effluent. Increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process significantly reduces the amount of AOX and chlorine derivatives in bleach plant effluent. As long as there is not an outright ban on chlorine containing compounds, regulation restricting AOX or chlorine derivatives in bleach plant effluent should favor the use of chlorine dioxide, thus sodium chlorate. Any significant ban on all chlorine containing compounds could have a material adverse effect on the Company's financial condition and results of operations.

  There are currently efforts in some jurisdictions to ban all chlorine and chlorine-containing products, including chlorine dioxide, from the pulp bleaching process. British Columbia has a regulation in place that would effectively eliminate the use of chlorine dioxide in the bleaching process by the year 2002. The pulp and paper industry is working to change this regulation and believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit. The Company is not aware of any other laws or regulations currently in place which would restrict the use of the product.

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

  Additionally, the Clean Air Act Amendments of 1990 contain new federal permit requirements and provisions governing toxic air emissions. The Company has incurred and will incur additional costs to comply with this law and with requirements issued by the State of Texas to control VOCs and NOx, as will all other similarly situated organic chemical manufacturing facilities.

  Management believes that the Company's solid and hazardous waste management practices are in compliance in all material respects with permit and other requirements under applicable environmental law. However, there can be no assurance that past practices or future operations will not result in claims or regulatory action.

EMPLOYEES

  As of September 30, 1995, just under 1,200 persons were employed by the Company including approximately 300 at its facilities in Canada. Approximately 60% of the employees at the Company's manufacturing facilities are covered by union agreements. The primary union agreement is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas and covers all hourly employees except security guards at the Texas City Plant. The union agreements for the security guards are with the Associated Guards of the United States. These agreements were last negotiated in May 1993 and the full contract is again subject to renegotiation in May 1996. Employees at the Buckingham plant are represented the Canadian Communications, Energy and Chemicals Workers Union and the Office and Professional Employees International Union, while employees at the Vancouver plant are represented by the Pulp Paper and Woodworkers Union. The Buckingham agreements were last negotiated in June 1995 and are subject to renegotiation in November 1997. The Vancouver agreement was renegotiated in November 1994 and is subject to renegotiation in November 1997. The Company enjoys a good relationship with its employees.

INSURANCE

  The Company currently maintains $500 million of coverage for property damage to its Texas City facility and resulting business interruption. Although the Company carries such insurance, it has only one styrene manufacturing facility and one acrylonitrile manufacturing facility; thus, a significant interruption in the operation of either facility could have a material adverse affect on the Company's financial condition, results of operations or cash flows. The Company maintains $338 million of combined coverage for property damage and resulting business interruption for its pulp chemical operations. The Company also maintains other insurance coverages for various risks associated with its business. There is no assurance that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance. From time to time various types of insurance for companies in the chemical industry have been very expensive or, in some cases, unavailable. There is no assurance that in the future the Company will be able to maintain its existing coverage or that the premiums will not increase substantially.

ITEM 2. PROPERTIES

  The principal executive offices of the Company are located in Houston, Texas and are subleased through Citicorp, N.A.

  The Company's Texas City Plant is located approximately 45 miles south of Houston in Texas City, Texas, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. The Company has facilities to load its products in drums, containers, trucks, railcars, barges and ocean-going tankers for shipment to customers. The site offers room for future expansion and includes a greenbelt around the northern edge of the plant site.

  The Company's Texas City Plant comprises seven basic operating units which can be divided into three groups based on the chemistry involved. One group of operating units involves synthesis gas chemistry (carbon monoxide and hydrogen), and its facilities include the synthesis gas complex, the acetic acid unit and three plasticizer units (oxo-alcohol, phthalic anhydride and linear phthalate esters). Carbon monoxide and hydrogen are utilized as feedstocks in the oxo-alcohol manufacturing process, and carbon monoxide is a feedstock to produce acetic acid. As described in Item 1 under the caption "Recent Developments", a new partial oxidation unit will be constructed by Praxair at the Texas City Plant to supply carbon monoxide and hydrogen to the Company. The synthesis gas reformer will then be available for use in the new methanol unit also under construction at the Texas City Plant. A second group of operating units involves acrylonitrile and hydrogen cyanide chemistry, and its facilities include the acrylonitrile unit, the lactic acid unit, the TBA unit and the sodium cyanide unit. Ammonia and propylene are used as feedstocks in the acrylonitrile process, and hydrogen cyanide, a by-product of that process, is used as a feedstock for the other units in this second group and is also burned as fuel. The third operating group is based on ethylene and benzene chemistry, and its facilities comprise the ethylbenzene and styrene units. Although the styrene unit is independent of the rest of the facility from a feedstock and by-product standpoint, it is the cornerstone of the Company's energy balance, as it uses large quantities of by-product steam generated by the acrylonitrile and phthalic anhydride units, thus reducing the demands on the Company's steam generating facility. In this way, the Company's utilities system links the three operating groups together in an effort to minimize utility costs. This integration results in cost efficiencies without significantly compromising the operating flexibility of the individual product units.

  The Company owns or leases all of the real property which comprise its Texas City Plant, and all of the facilities and equipment located there other than the sodium cyanide unit owned by Dupont, a cogeneration facility owned by a joint venture between the Company and Praxair, the new partial oxidation unit currently under construction at the site by Praxair and the acetic acid unit and related facilities which are operated under a ten-year sale leaseback arrangement with BP ending in August 1996. Upon expiration of such ten-year period the Company will reacquire title to the acetic acid unit. The Company also owns storage facilities, approximately 200 rail cars and an acetic acid barge. In addition, the Company subleases approximately 20,000 square feet of office space in Houston, Texas for its corporate headquarters and leases several storage facilities in the U.S. and Asia.

  The Company's pulp chemical business includes four manufacturing plants in Canada and one under construction in Valdosta, Georgia. The Buckingham, Quebec and Vancouver, British Columbia sites are approximately 20 acres each and are owned by the Company. The Thunder Bay, Ontario and Grande Prairie, Alberta sites are leased by the Company. The new plant is being constructed in conjunction with, and will be leased from, the Valdosta-Lowndes County Industrial Authority. The Company also leases approximately 200 rail cars. Headquarters for the Canadian operations is located in Toronto in an approximately 50,000 square foot single story office building owned by the Company. The building is situated on 6.56 acres owned by the Company and serves as the headquarters for the pulp chemicals business and its respective laboratories.

  Management believes that these properties and equipment are sufficient to conduct the Company's business.

  See Item 1. "Business" for other information required by this item.

ITEM 3. LEGAL PROCEEDINGS

  The information set forth under the caption "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" is hereby incorporated herein by this reference. The cause numbers, the styles of the cases, the courts in which the cases are pending and certain other information with respect to the matters described in Note 6 is set forth below.

  HUNTSMAN LAWSUIT: Sterling Chemicals, Inc. v. Huntsman Chemical Corporation, Huntsman Styrene Corporation and Huntsman Corporation; Cause No. 95-005256; In the 61st Judicial District Court of Harris County, Texas.

  ALLEMAND LAWSUIT: George Allemand and Willa Allemand v. Sterling Chemicals, Inc., Olin Corporation, Goodyear Tire & Rubber Co., Inc. Marine Fueling Service, Inc.; le Manufacturier de Granford, Triplex Inc. and Shrieve Chemical Company, Cause No. A-152,286; In the 58th Judicial District Court of Jefferson County, Texas.

  AMMONIA RELEASE:
  1. Otis Pointer Jr., individually and on behalf of all others similarly situated, v. Sterling Chemicals, Inc., Paul Saunders and an unknown chemical operator; Cause No. 94CV0514; In the 56th Judicial District Court of Galveston County, Texas.
  2. Bobbie J. Adams, et al. v. Sterling Chemicals, Inc.; Cause No. 94CV0764; In the 56th Judicial District Court of Galveston County, Texas.
  3. Courtney Adomond, et al. v. Sterling Chemicals, Inc.; Cause No. 94CV0947; In the 56th Judicial District Court of Galveston County, Texas.
  4. Caroll Allen, et al. v. Sterling Chemicals, Inc.; Cause No. 94CV1147; In the 212th Judicial District Court of Galveston County, Texas.
  5. Holly Benefiel, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV0246; In the 56th Judicial District Court of Galveston County, Texas.
  6. Richard Gayton, individually and as next friend of Ruben Gayton, et al. v. Sterling Chemicals, Inc., Paul Saunders and an unknown chemical operator; Cause No. 95-43771; In the 55th Judicial District Court of Harris County, Texas.
  7. Lilly Gordon, et al. v. Sterling Chemicals, Inc.; Cause No. 95-36592; In the 281st Judicial District Court of Harris County, Texas.
  8. Connie Alaniz and Emilio Alaniz, et al. v. Sterling Chemicals, Inc., Paul Saunders and Terry Bellard; Cause No. 95CV1011; In the 10th Judicial District Court of Galveston County, Texas.
  9. Anita R. Afriyie, et al. v. Sterling Chemicals, Inc., Paul Saunders and Terry Bellard; Cause No. 95CV0997; In the 122nd Judicial District Court of Galveston County, Texas.
  10. Versell Allums, et al. v. Sterling Chemicals, Inc., Paul Saunders and an unknown chemical operator; Cause No. 95CV1017; In the 10th Judicial District Court of Galveston County, Texas.
  11. Guadalupe Trevino v. Sterling Chemicals, Inc.; Cause No. 42634; In the Probate and County Court of Galveston County, Texas.
  12. Beverly D. Mitchell, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 94CV1312 in the 56th Judicial District Court of Galveston County, Texas.
  13. Maurice Benson, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1265; In the 56th Judicial District Court of Galveston County, Texas.
  14. Rodney Curry, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1263; In the 122nd Judicial District Court of Galveston County, Texas.
  15. Jayson Rhodes, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1266; In the 10th Judicial District Court of Galveston County, Texas.
  16. Darrell Vick, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1262; In the 122nd Judicial District Court of Galveston County, Texas.

  SMITH LAWSUIT: Angela Smith, et al. v. Amoco Chemical Company, et al.; Cause No. 95CV0509; In the 212th Judicial District Court of Galveston County, Texas.

  ALLEN LAWSUIT: Moranda Allen, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 91-019786; In the 127th Judicial District Court of Harris County, Texas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information on pages 22 and 38 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

  The information on pages 38 and 39 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information on pages 18 to 23 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The information on pages 24 to 39 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On October 25, 1995, the Audit Committee of the Board of Directors of the Company recommended and the Board of Directors of the Company approved the engagement of the firm of Arthur Andersen LLP ("Arthur Andersen") as its independent auditors for the year ending September 30, 1996, to replace the firm of Coopers & Lybrand L.L.P. ("Coopers & Lybrand"). The termination by the Company of the engagement of Coopers & Lybrand was effective upon the completion of the audit for the year ended September 30, 1995, and the filing of this Form 10-K.

  During the two most recent fiscal years and the subsequent interim period through the filing of this Form 10-K, there were no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their report to the subject matter of the disagreement.

  On October 31, 1995, the Company filed a Current Report on Form 8-K describing the engagement of Arthur Andersen as its independent auditors for the year ending September 30, 1996, to replace Coopers & Lybrand.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors of the Company beginning on page 3 and the information beginning on page 16 of the Definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

  The information concerning Executive Compensation beginning on page 5 of the Proxy Statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information beginning on page 3 and beginning on page 15 of the Proxy Statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Financial Statement Schedules and Exhibits

    1. Consolidated Financial Statements

                                                                            PAGE
                                                                            ----
       Report of Management...............................................    *
       Report of Independent Accountants..................................    *
       Sterling Chemicals, Inc. Consolidated Balance Sheet as of September
        30, 1995 and 1994.................................................    *
       Sterling Chemicals, Inc. Consolidated Statements of Operations for
        the fiscal years ended September 30, 1995, 1994 and 1993..........    *
       Sterling Chemicals, Inc. Consolidated Statement of Changes in
        Stockholders' Equity for the fiscal years ended September 30,
        1995, 1994 and 1993...............................................    *
       Sterling Chemicals, Inc. Consolidated Statement of Cash Flows for
        the fiscal years ended September 30, 1995, 1994 and 1993..........    *
       Notes to Consolidated Financial Statements.........................    *

  * Incorporated herein by reference to the appropriate portions of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995.

    2. All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

    3. Exhibits

  Except as otherwise noted under "Description of Exhibit," each exhibit not filed herewith is incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement of Form S-1 dated October 12, 1988 (Registration No. 33-24020).

 EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
 -------                           ----------------------
    2.1     --Purchase Agreement dated as of August 20, 1992 between Tenneco
             Canada Inc. as Seller, and Sterling Pulp Chemicals, Ltd. and
             Sterling Canada, Inc. as Buyers (the "Purchase Agreement"),
             incorporated by reference from Exhibit 2.1 to the Company's
             Current Report on Form 8-K dated as of September 3, 1992.
    3.1     --Restated Certificate of Incorporation of the Company.
    3.2     --Amended By-laws of the Company, incorporated by reference from exhibit 3.2 to the Company's Annual Report on Form 10-K for the
             fiscal year ended September 30, 1994.
    4.2     --Form of Registration Rights Agreements dated as of July 30, 1986 among the Company and the holders of Common Stock listed on the signature page thereto.
  +10.1     --Assets Purchase Agreement dated August 1, 1986, between Monsanto
             Company and the Company, incorporated by reference from exhibit
             10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
 **10.2     --Credit Agreement dated April 13, 1995, among the Company, Texas
             Commerce Bank National Association as Agent and as a Lender and
             Other Lenders.
 **10.2(a)  --Guaranty dated as of September 28, 1995, among the Company, Texas
             Commerce Bank National Association as Agent and as a Lender and
             Other Lenders.
 **10.2(b)  --First Amendment to Credit Agreement dated September 28, 1995, among the Company, Texas Commerce Bank National Association as
             Agent and as a Lender and Other Lenders.
 **10.3     --Credit Agreement dated September 28, 1995, among Sterling Pulp
             Chemicals, Ltd., Texas Commerce Bank National Association as agent and as a lender and Other Lenders.
 **10.4     --Credit Agreement dated as of April 28, 1995, between Sterling
             Pulp Chemicals, Ltd. and the Bank of Nova Scotia.
   10.6     --Sterling Chemicals, Inc. Salaried Employees' Pension Plan
             (Restated as of October 1, 1993), incorporated by reference from exhibit 10.6 to the Company's Annual Report on Form 10-K for the
             fiscal year ended September 30, 1993.
   10.6(a)  --Supplement to the Sterling Chemicals, Inc. Salaried Employee's
             Pension Plan (Restated as of January 1, 1994), incorporated by reference from exhibit 10.6(a) to the Company's Annual Report on
             Form 10-K for the fiscal year ended September 30, 1994.
   10.6(b)  --First and Second Amendments to the Sterling Chemicals, Inc.
             Salaried Employees' Pension Plan dated April 27, 1994 and
             September 23, 1994, respectively, incorporated by reference from exhibit 10.6(b) to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1994.
   10.8     --Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan
             (Restated as of October 1, 1993), incorporated by reference from exhibit 10.8 to the Company's Annual Report on Form 10-K for the
             fiscal year ended September 30, 1993.
   10.8(a)  --Supplement to the Sterling Chemicals, Inc. Hourly Paid Employee's
             Pension Plan (Restated as of January 1, 1994), incorporated by reference from exhibit 10.8(a) to the Company's Annual Report on
             Form 10-K for the fiscal year ended September 30, 1994.

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
 -------                          ----------------------
   10.8 (b) --First Amendment to the Sterling Chemicals, Inc. Hourly Paid
             Employees' Pension Plan dated April 27, 1994, incorporated by reference from exhibit 10.8(b) to the Company's Annual Report on
             Form 10-K for the fiscal year ended September 30, 1994.
   10.9     --Sterling Chemicals, Inc. Amended and Restated Savings and
             Investment Plan, incorporated by reference from exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.9 (a) --Supplements to the Sterling Chemicals, Inc. Savings and
             Investment Plan for Hourly Paid Employees and Salaried Employees,
             incorporated by reference from exhibit 10.10(a) to the Company's
             Annual Report on Form 10-K for the fiscal year ended September
             30, 1994.
   10.9 (b) --First and Second Amendments to the Sterling Chemicals, Inc.
             Amended and Restated Savings and Investment Plan dated April 27,
             1994 and October 26, 1994, respectively, incorporated by
             reference from exhibit 10.10(b) to the Company's Annual Report on
             Form 10-K for the fiscal year ended September 30, 1994.
   10.10    --Sterling Chemicals, Inc. Pension Benefit Equalization Plan.
   10.11    --Sterling Chemicals, Inc. 1989 Omnibus Stock and Incentive Plan.
   10.12    --Sterling Chemicals, Inc. Amended and Restated Employee Stock
             Ownership Plan, incorporated by reference from exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.12(a) --First Amendment to the Sterling Chemicals, Inc. Amended and
             Restated Employees' Stock Ownership Plan dated April 27, 1994, incorporated by reference from exhibit 10.12(a) to the Company's
             Annual Report on Form 10-K for the fiscal year ended September
             30, 1994.
 ++10.13    --Styrene Monomer Conversion Contract dated November 3, 1995, between Monsanto Company and the Company.
  +10.17    --Styrene Monomer Sales Contract dated as of August 1, 1991, between the Company and Monsanto Company, incorporated by
             reference from exhibit 10.12(A) to the Company's Annual Report on
             Form 10-K for the fiscal year ended September 30, 1990.
  +10.18    --Styrene Monomer Exchange Contract dated as of August 1, 1991, between the Company and Monsanto Company, incorporated by
             reference from exhibit 10.13(A) to the Company's Annual Report on
             Form 10-K for the fiscal year ended September 30, 1990.
  +10.19    --Acrylonitrile Exchange Contract dated January 1, 1994, between the Company and Monsanto Company, incorporated by reference from exhibit 10.19 to the Company's Annual Report on Form 10-K for the
             fiscal year ended September 30, 1994.
  +10.21    --Production Agreement dated April 15, 1988 between BP Chemicals
             Americas Inc. and the Company and First and Second Amendment
             thereto.
  +10.22    --Agreement dated May 2, 1988, between E.I. du Pont de Nemours and
             Company and the Company.
   10.23    --License Agreement dated April 15, 1988, between BP Chemicals
             Americas Inc. and the Company.
  +10.24    --Product Sales Agreement dated August 1, 1986, between BASF
             Corporation and the Company, incorporated by reference from exhibit 10.22 to the Company's Annual Report on Form 10-K for the
             fiscal year ended September 30, 1992.
  +10.24(a) --Amendment No. 3 to Product Sales Agreement as of January 1,1994,
             between BASF Corporation and the Company, incorporated by
             reference from exhibit 10.22(a) to the Company's Annual Report on
             Form 10-K for the fiscal year ended September 30, 1994.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  10.25  --License Agreement dated August 1, 1986, between Monsanto Company and the Company.
 +10.26  --Amended Lease and Production Agreement dated August 8, 1994, between
          BP Chemicals Americas Inc. and the Company, incorporated by reference from exhibit 10.21 to the Company's Annual Report on Form 10-K for
          the fiscal year ended September 30, 1994.
  10.30  --Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by reference from exhibit
          10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
  10.31  --Agreement dated January 30, 1987, among J. Virgil Waggoner, Gordon
          A. Cain and the Company, regarding capital stock of the Company.
  10.32  --Amended and Restated Sterling Chemicals, Inc. Hourly Employees'
          Profit Sharing Plan, incorporated by reference from exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1993.
  10.33  --Amended and Restated Sterling Chemicals, Inc. Salaried Employee's
          Profit Sharing Plan, incorporated by reference from exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1993.
  10.34  --Sterling Chemicals, Inc. Amended and Restated Supplemental Employee
          Retirement Plan, incorporated by reference from exhibit 10.34 to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1989 (Commission File Number 1-10059).
  10.35  --Sterling Chemicals, Inc. Deferred Compensation Plan, incorporated by reference from exhibit 10.35 to the Company's Annual Report on Form
          10-K for the fiscal year ended September 30, 1989 (Commission File
          Number 1-10059)..
  10.36  --Article of Agreement between the Company, its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas
          City, Texas, May 1, 1993 to May 1, 1996, incorporated by reference from exhibit 10.35 to the Company's Annual Report on Form 10-K for
          the fiscal year ended September 30, 1993.
  10.38  --Conditional Performance Guaranty dated as of August 20, 1992, by
          Albright & Wilson, Ltd. in favor of Sterling Pulp Chemicals, Ltd.,
          Sterling Canada, Inc. and the Indemnities identified in Section 10.2 of the Purchase Agreement, incorporated by reference from exhibit
          10.38 to the Company's Current Report on Form 8-K dated September 3,
          1992.
  10.39  --Performance Guaranty dated as of August 20, 1992, by the Company in favor of Tenneco Canada Inc., Rio Linda Chemical Co., Albright &
          Wilson Americas, Inc. and the Indemnities identified in Section 10.3 of the Purchase Agreement, incorporated by reference from exhibit
          10.39 to the Company's Current Report on Form 8-K dated September 3,
          1992.
  10.45  --Lease dated March 1, 1990 between Procter & Gamble, Inc. and Tenneco
          Canada Inc., as amended by a Lease Modification Agreement dated
          August 9, 1991, and Consent and Assignment Agreement dated as of
          August 21, 1992 among 982174 Ontario Limited, Sterling Pulp
          Chemicals, Ltd., Proctor & Gamble, Inc., Tenneco Canada Inc. and The
          Bank of Nova Scotia, incorporated by reference from exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1992.
  10.46  --Lease dated July 1, 1977 between Canadian National Railway Company and ERCO Industries Limited, and Consent and Assignment Agreement
          dated as of August 21, 1992 among Tenneco Canada Inc., Sterling Pulp
          Chemicals, Ltd., Canadian National Railway Company and The Bank of
          Nova Scotia, incorporated by reference from exhibit 10.46 to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1992.
 +10.48  --Sales and Purchase Agreement dated April 1, 1994, between BP
          Chemicals Ltd. and the Company, incorporated by reference from exhibit 10.48 to the Company's Annual Report on Form 10-K for the
          fiscal year ended September 30, 1994.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  +10.49 --Contract for Sale and Purchase of Ethylene dated October 28, 1988, between Phillips 66 Company and the Company, incorporated by reference from exhibit 10.49 to the Company's Annual Report on Form
          10-K for the fiscal year ended September 30, 1994.
   10.50 --Agreement between Sterling Pulp Chemicals Ltd. North Vancouver
          British Columbia and Pulp, Paper and Woodworkers of Canada Local 5
          British Columbia effective December 1, 1994 to November 30, 1997, incorporated by reference from exhibit 10.50 to the Company's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1994.
 ++10.51 --Contract for Sale and Purchase of Ethylene effective January 1,
          1995, between Phillips Chemical Company and the Company.
 ++10.52 --Chemical Products Sales Agreement--Ethylene, dated December 7, 1994, between Lyondell Petrochemical Company and the Company.
 **10.53 --Agreement between Sterling Pulp Chemicals Ltd. Buckingham, Quebec and the Energy and Chemicals Workers Union effective November 30,
          1994 to November 30, 1997.
 **10.54 --Agreement between Sterling Pulp Chemicals Ltd., Buckingham, Quebec, and the Office and Professional Employees International Union,
          effective June 25, 1995 to November 14, 1997.
 ++10.55 --Product Supply Agreement dated May 15, 1995, between Praxair
          Hydrogen Supply, Inc. and the Company.
  **13.1 --Sterling Chemicals, Inc. Annual Report to Shareholders for the
          fiscal year ended September 30, 1995.
  **27.0 --Financial Data Schedule.

--------
** Filed herewith.
+ Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.
++ Filed herewith and confidential treatment has been requested with respect to portions of this Exhibit.

  (b) Reports on Form 8-K.

  No reports on Form 8-K were filed during the quarter ended September 30, 1995. However, on October 31, 1995, the Company filed a Current Report on Form 8-K describing the engagement of the firm of Arthur Andersen LLP as its independent auditors for the year ending September 30, 1996, to replace the firm of Coopers & Lybrand L.L.P.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          STERLING CHEMICALS, INC.
                                                  (Registrant)



                                               /s/  J. Virgil Waggoner
                                          By __________________________________
                                                  (J. Virgil Waggoner)
                                          President and ChiefExecutive Officer

DATE: OCTOBER 25, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/   Gordon A. Cain            Chairman of the Board of       October 25, 1995
____________________________________  Directors
          (Gordon A. Cain)

     /s/ J. Virgil Waggoner          President and Director         October 25, 1995
____________________________________  (principal executive
        (J. Virgil Waggoner)          officer)

       /s/  Jim P. Wise              (Vice President--Finance       October 25, 1995
____________________________________  (principal financial
           (Jim P. Wise)              officer)

    /s/ Paul G. Vanderhoven          Controller                     October 25, 1995
____________________________________  (principal accounting
       (Paul G. Vanderhoven)          officer)

      /s/ James J. Kerley            Director                       October 25, 1995
____________________________________
         (James J. Kerley)

    /s/ Raymond R. Knowland          Director                       October 25, 1995
____________________________________
        (Raymon R. Knowland)

     /s/ William A. McMinn           Director                       October 25, 1995
____________________________________
        (William A. McMinn)

     /s/ Frank J. Pizzitola          Director                       October 25, 1995
____________________________________
        (Frank J. Pizzitola)

    /s/ Gilbert M. A. Portal         Director                       October 25, 1995
____________________________________
       (Gilbert M. A. Portal)