Form 10-Q
period 1995-12-31
STERLING CHEMICALS INC
filed 1996-02-14
CIK 795662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q



(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


Commission File Number 1-10059


STERLING CHEMICALS, INC.
(Exact name of registrant as specified in its charter)
______________________

    Delaware                                 76-0185186
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification No.)


1200 Smith Street, Suite 1900, Houston, Texas     77002-4312
---------------------------------------------     ----------
  (Address of Principal Executive Offices)        (Zip Code)

713-650-3700
(Registrant's telephone number, including area code)
______________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /


As of February 9, 1996, the number of shares of common stock outstanding was 55,689,991

Part I. - FINANCIAL INFORMATION


Item 1. - FINANCIAL STATEMENTS

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands Except Per Share Data)
(Unaudited)

                                         December 31, September 30,
                                             1995         1995

                                         ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.............  $   5,619    $  30,882
  Accounts receivable...................    139,913      112,102
  Inventories...........................     59,542       67,867
  Prepaid expenses......................      3,190        3,878
  Deferred income taxes.................      5,811        5,622
                                          ----------   ----------
     Total current assets...............    214,075      220,351

Property, plant and equipment, net......    318,230      309,084
Other assets............................     78,930       80,504
                                          ----------   ----------
     Total assets.......................  $ 611,235    $ 609,939
                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................  $  56,536    $  72,016
  Accrued liabilities...................     76,120       55,858
  Current portion of long-term debt.....     13,393       17,857
                                          ----------   ----------
     Total current liabilities..........    146,049      145,731

Long-term debt..........................    100,214      103,581
Deferred income taxes...................     41,983       40,297
Deferred credits and other liabilities..     72,870       81,012
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 150,000
    shares authorized, 60,327 shares
    issued, 55,674 shares outstanding...        603          603
  Additional paid-in capital............     33,269       33,269
  Retained earnings.....................    287,839      275,052
  Pension adjustment....................     (1,556)      (1,556)
  Accumulated translation adjustment....    (19,312)     (17,307)
  Deferred compensation.................       (110)        (129)
                                          ----------   ----------
                                            300,733      289,932
  Treasury stock, at cost, 4,653 shares.    (50,614)     (50,614)
                                          ----------   ----------
     Total stockholders' equity.........    250,119      239,318
                                          ----------   ----------
Total liabilities and
  stockholders' equity..................  $ 611,235    $ 609,939
                                          ==========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

                                       Three Months Ended December 31,
                                       -------------------------------
                                             1995         1994
                                          ----------   ----------
Revenues................................  $ 191,542    $ 240,622

Cost of goods sold......................    162,147      192,268
                                          ----------   ----------

Gross profit............................     29,395       48,354

Selling, general and
  administrative expenses...............      8,021        8,739

Interest and debt related expenses,
  net of interest income................      1,609        5,532
                                          ----------   ----------

Income before income taxes..............     19,765       34,083

Provision for income taxes..............      6,978       11,824
                                          ----------   ----------

Net income..............................  $  12,787    $  22,259
                                          ==========   ==========


Net income per share....................  $    0.23    $    0.40

Weighted average shares outstanding.....     55,674       55,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                      Three Months Ended December 31,
                                      -------------------------------
                                            1995          1994
                                          ----------   ----------
Cash flows from operating activities:
  Cash received from customers..........  $ 204,137    $ 238,023
  Miscellaneous cash receipts...........      3,086        2,519
  Cash paid to suppliers and employees..   (202,734)    (217,021)
  Interest paid.........................     (1,741)      (4,799)
  Interest received.....................        374           52
  Income taxes paid.....................       (750)      (8,573)
                                          ----------   ----------
Net cash provided by operating activities     2,372       10,201
                                          ----------   ----------

Cash flows from investing activities:
 Capital expenditures...................    (20,370)      (7,272)
                                          ----------   ----------

Cash flows from financing activities:
  Proceeds from long-term debt..........      2,000            -
  Repayment of long-term debt...........     (8,929)      (4,261)
  Other.................................       (288)           -
                                          ----------   ----------
Net cash used in financing activities...     (7,217)      (4,261)
                                          ----------   ----------

Effect of exchange rate on cash.........        (48)         (35)

Net decrease in cash and cash equivalents   (25,263)      (1,367)
Cash and cash equivalents -
     beginning of period................     30,882        2,013
                                          ----------   ----------
Cash and cash equivalents -
     end of period......................  $   5,619    $     646
                                          ==========   ==========

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
 (In Thousands)
 (Unaudited)


RECONCILIATION OF NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES

                                      Three Months Ended December 31,
                                      -------------------------------
                                            1995          1994
                                          ----------   ----------
Net income..............................  $  12,787    $  22,259

Adjustments to reconcile net income to
  net cash provided by operating activities:

Depreciation and amortization...........     10,712       10,378
Loss (gain) on disposal of assets.......        140           60
Deferred tax expense....................      1,574        1,143
Accrued compensation....................        231        1,594

Change in:
  Accounts receivable...................    (27,243)     (17,480)
  Inventories...........................      8,232       11,867
  Prepaid expenses......................        677       (1,092)
  Other assets..........................        (98)      (2,141)
  Accounts payable......................    (17,440)         (12)
  Accrued liabilities...................      1,130      (16,683)
  Interest payable......................        496       (2,183)
  Taxes payable.........................      4,393        1,994
  Other liabilities.....................      6,781          497
                                          ----------   ----------
Net cash provided by operating activities $   2,372    $  10,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands)


1.  Basis of Presentation:
    ----------------------
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling
Chemicals, Inc. and its subsidiaries (the "Company") as of December 31, 1995 and its consolidated results of operations and cash flows for the three-month periods ended December 31, 1995 and 1994. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the fiscal year ended September 30, 1995 (the "Annual Report"). The condensed consolidated balance sheet as of September 30, 1995 included herein has been derived from the consolidated balance sheet as of September 30, 1995 included in the Annual Report. Such balance sheet was audited by Coopers &
Lybrand L.L.P. whose report dated October 25, 1995 expressed an unqualified opinion. Additionally, the condensed consolidated financial statements for the three-month period ended December 31, 1994 were reviewed by Coopers & Lybrand L.L.P. The condensed consolidated financial statements as of and for the three-month period ended December 31, 1995 included herein have been subjected to a review by Arthur
Andersen LLP, the Company's independent public accountants, whose report is included herein.

2.  Reclassification:
    -----------------
Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income or stockholders' equity.

3.  Inventories:
    ------------
Inventories consisted of the following:

                                         December 31, September 30,
                                             1995         1995
                                         ------------  ------------
Finished products.......................  $  37,012    $  44,802
Raw materials...........................     10,581       16,506
                                          ----------   ----------
  Inventories at FIFO cost..............     47,593       61,308
Inventories under exchange agreements...         80       (4,783)
Stores and supplies.....................     11,869       11,342
                                          ----------   ----------
                                          $  59,542    $  67,867

4.   Long-Term Debt:

Long-term debt consisted of the following:

                                         December 31, September 30,
                                             1995         1995
                                         ------------  ------------
Revolving credit facilities.............  $       -    $     902
Term loan...................................111,607      120,536
Loan under chlorate plant credit agreement    2,000            -
                                          ----------   ----------
  Total debt outstanding................    113,607      121,438
Less:
  Current maturities....................    (13,393)     (17,857)
                                          ----------   ----------
Total long-term debt....................  $ 100,214    $ 103,581
                                          ==========   ==========

5.  Commitments and Contingencies:
    ------------------------------
PRODUCT CONTRACTS

The Company has certain long-term agreements which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, tertiary butylamine (TBA) and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements which dedicate significant portions of the Company's production of styrene monomer and acrylonitrile, the Company's major petrochemical products, to various customers. These agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

ENVIRONMENTAL REGULATIONS

The Company's operations involve the handling, production, transportation and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits which are required for the Company's operations are subject to periodic renewal and may be revoked or modified for cause. New laws or permit requirements and conditions may affect the Company's operations, products or waste disposal. Past or future operations may result in claims or liabilities. Expenditures could be required to upgrade waste water collection, pretreatment or disposal systems or for other matters.

LEGAL PROCEEDINGS

Petrochemicals

HUNTSMAN LAWSUIT: On November 30, 1995, the court granted the motion for summary judgement filed by the Company in Sterling Chemicals, Inc. v. Huntsman Chemical
Corporation, Huntsman Styrene Corporation and Huntsman Corporation; as discussed in the Company's annual report on Form
10-k for the fiscal year ended September 30, 1995. The summary judgment confirms that, as a matter of law, no enforceable contract or agreement ever existed between the Company and the defendants. The court's order, which includes recovery of legal fees, also moots the defendants' counterclaim against the Company for damages resulting from breach of the alleged contract. The defendants have appealed this decision.

The Company believes a loss with respect to this matter is not probable and is unable to quantify a reasonably possible loss estimate (as defined in Statement of Financial Accounting Standards No. 5,
"Accounting for Contingencies") at this time.

Pulp Chemicals

PATENT LITIGATION: The Company's primary competitor in the supply of patented technology for generators which convert sodium chlorate into chlorine dioxide is Akzo Nobel (formerly Eka Nobel) and its affiliates. The Company previously disclosed that it was engaged with Akzo Nobel in numerous patent disputes throughout the world in which the Company and Akzo Nobel were challenging certain patents of the other and attempting to restrict the other's operating range. The Company and Akzo Nobel have reached an out-of-court settlement resolving all such disputes. The settlement allows licensees of both the Company's and Akzo Nobel's processes to operate their chlorine dioxide generators within the broadest range of operating conditions. The settlement did not have a material adverse effect on the Company's financial position, results of operations or cash flows.

REPAP NEW BRUNSWICK:  On January 8, 1996, Repap New
Brunswick, Inc. (formerly Miramichi
Pulp and Paper, Inc.) filed a lawsuit styled
Repap New Brunswick, Inc. v. Sterling Pulp
Chemicals, Ltd.; in the Court of Queen's Bench of New Brunswick, Trial Division, Judicial District of Miramichi. The plaintiff asserts property damage, business interruption and lost profits claims resulting from the December 17, 1992 explosion of plaintiff's chlorine dioxide generator. The plaintiff seeks an unspecified total amount of damages. The Company is vigorously defending this lawsuit. Based on management's review of the available information and advise of outside legal counsel, the Company believes that final resolution of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

LITIGATION CONTINGENCY:

The Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur liability. In addition, liabilities have been accrued based on the estimated probable loss from such litigation. These estimates are based on management's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company. The Company therefore has also made estimates of its probable recoveries under insurance policies or from third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors and consultation with outside legal counsel, in addition to management's judgments. Based on the foregoing as of December 31, 1995, the Company has accrued approximately $16 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers and third-party indemnitors of $15 million. In addition, at December 31, 1995, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $38 million. The Company believes that it is insured or indemnified for this additional reasonably possible loss, except for a portion which is not material.

While the Company has based its estimates on its evaluation of available information to date and the other matters described above, much of the litigation is in its early stages and it is impossible to predict with certainty the ultimate outcome. The Company will adjust its estimates as necessary as additional information is developed and evaluated. However, the Company believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, results of operations or cash flows of the Company.

The timing of probable insurance and indemnity recoveries, and additional accruals or payment of liabilities, if any, is not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

6.  New Accounting Standards:
    -------------------------
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of". This standard establishes new accounting standards for measuring the impairment of long-lived assets. The Company is required to adopt this Statement by fiscal 1997. The Company anticipates that the adoption of this Statement will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

7.  Recent Developments:
    --------------------
On January 29, 1996, the Company announced that it is exploring all strategic alternatives to enhance stockholder value. In this connection, the Board of Directors has established a Special Committee which has retained Lazard Freres & Co. LLC as its financial advisor. The Company is in discussions with a number of third parties with respect to the possible sale of the Company in a single transaction or a series of related transactions. There can be no assurance that any transaction will be consummated.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sterling Chemicals, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. as of December 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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




                                       ARTHUR ANDERSEN LLP


Houston, Texas
January 23, 1996

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

On January 29, 1996, the Company announced that it is exploring all strategic alternatives to enhance stockholder value. In this connection, the Board of Directors has established a Special Committee which has retained Lazard Freres & Co. LLC as its financial advisor. The Company is in discussions with a number of third parties with respect to the possible sale of the Company in a single transaction or a series of related transactions. There can be no assurance that any transaction will be consummated.

RESULTS OF OPERATIONS

Revenues for the first three months of fiscal 1996 were $192 million compared to revenues of $241
million for the first three months of fiscal 1995, a decrease of 20%. Net income for the first three months of fiscal 1996 was $12.8 million ($.23 per share) compared to $22.3 million ($0.40 per share) for the first three months of fiscal 1995.

The decrease in revenues and earnings was primarily in the Company's petrochemical business, while the pulp chemical business recorded increased revenues and earnings. Styrene and acrylonitrile, the
Company's two major petrochemical products, experienced significantly lower sales prices and margins during the quarter compared to the same period a year ago.
Earnings from the Company's pulp chemical business improved primarily as a result of higher sodium chlorate sales prices and margins.

PETROCHEMICALS:

For the first three months of fiscal 1996, the Company's revenues from its petrochemical business decreased 27% to $153 million when compared to the first three months of fiscal 1995. This decrease in revenues resulted primarily from decreases in styrene and acrylonitrile average sales prices compared to the year ago quarter. Net income from the Company's petrochemical business decreased to $7.8 million
($0.14 per share) for the first three months of fiscal 1996 from $21.9 million ($0.40 per share) during the same period in fiscal 1995. The decrease in earnings resulted primarily from substantially lower margins for styrene and acrylonitrile in the fiscal 1996 period.

STYRENE: Styrene revenues in the first three months of fiscal 1996 decreased 32% to $74 million compared to the same period of fiscal 1995. Styrene sales prices and margins decreased substantially from the same fiscal 1995 period because of weak market conditions. Average sales prices for the first quarter of fiscal 1996 decreased by approximately 60% from the year ago quarter. Sales volumes, however, increased by approximately 15% over the same period last year when a shutdown for scheduled maintenance and catalyst replacement restricted production during the quarter.

The Company's styrene unit operated at approximately 108% of rated capacity for the first three months of fiscal 1996, compared to approximately 90% for the corresponding period in fiscal 1995. As noted above, the styrene unit was shut down during the first quarter of fiscal 1995 for scheduled maintenance and catalyst replacement. The Company anticipates that the operating rate in the second quarter of fiscal 1996 will continue to be strong in response to the anticipated improvement in market conditions.

The price of styrene's two major raw materials, benzene and ethylene, was substantially lower during the first three months of fiscal 1996 compared to the same period in fiscal 1995. Benzene prices were approximately 35% lower while ethylene prices were nearly
30% lower. These decreases helped to offset some of the decrease in selling prices discussed above, but margins still decreased substantially. The
Company anticipates that benzene prices will increase somewhat in the second fiscal quarter and that ethylene prices will decline slightly from their first quarter levels.

The Company anticipates that earnings for styrene will increase in the second quarter of fiscal 1996 as a result of expected improvement in demand.

ACRYLONITRILE: Acrylonitrile revenues in the first three months of fiscal 1996 decreased 15% to $146 million compared to the corresponding period in fiscal
1995. The decrease in revenues resulted from a decrease in sales volumes of approximately 20% and a decrease of approximately 10% in average sales prices. Reduced imports of acrylonitrile derivatives into the Far East market (primarily acrylic fiber and ABS) resulted in the lower sales volumes and prices.

In response to lower demand, the Company's acrylonitrile unit operated at approximately 81% of rated capacity during the first three months of fiscal 1996 compared to approximately 85% for the corresponding period of fiscal 1995. The operating rate for the first quarter of fiscal 1995 was achieved even though the unit was shut down for a three week period for scheduled maintenance.

The prices of propylene and ammonia, which are the major raw materials used to make acrylonitrile, were lower in the first three months of fiscal 1996 than in the corresponding period in fiscal 1995. Propylene prices were approximately 10% lower and ammonia prices were down by approximately 20%. These decreases helped to offset some of the decrease in selling prices discussed above, but margins still decreased substantially. The Company believes that its purchase price for propylene will decrease slightly in the second quarter of fiscal 1996 but ammonia prices should remain fairly stable.

The Company anticipates that earnings for acrylonitrile in the second quarter of fiscal 1996 will be lower than in the first quarter. Weak market conditions are currently expected to continue for at least one more quarter. Additionally, a shutdown of the unit is planned for the second quarter of fiscal 1996 for additional scheduled maintenance which will restrict production during the period. During this shutdown, the Company will install the first phase of a state-of-the-art distributive control system in the acrylonitrile unit, which should result in increased efficiencies and stronger operating fundamentals in the future.

OTHER PETROCHEMICAL PRODUCTS: The profitability of the Company's other petrochemical products (acetic acid, plasticizers, lactic acid, tertiary butylamine and sodium cyanide) in the first three months of fiscal 1996 increased approximately 75% over the first three months of fiscal 1995. The improved profitability resulted primarily from the Company's plasticizer products, which enjoyed strong market conditions and low raw material prices during the quarter. Revenues during the first three months of fiscal 1996 from the Company's other petrochemical products decreased approximately 30% to $33 million. The decrease in revenues was due to the acetic acid unit being shut down for most of the quarter for expansion of the unit's capacity from 600 million pounds to nearly 800 million pounds annual capacity. While this expansion is substantially complete, the additional capacity will not be fully utilized until the completion of the partial oxidation plant under construction by Praxair, Inc. at the Company's Texas City facility late in the second quarter of fiscal 1996.


PULP CHEMICALS:

Revenues from the Company's pulp chemicals business for the first three months of fiscal 1996 increased by approximately 20% to $39 million compared to the first three months of fiscal 1995. The increase in revenues resulted primarily from a 20% increase in sodium chlorate average sales prices as well as a 6% increase in sales volume. Sodium chlorate has experienced higher sales volumes and higher sales prices as well as improved margins as a result of increased chlorine dioxide utilization in pulp bleaching. Royalty revenues from installed generator technology also increased in the period as a result of higher customer operating rates and increased capacity. The higher sodium chlorate sales prices and volumes and higher royalty revenues resulted in substantially higher net income for the business. For the first quarter of fiscal
1996, net income was $5.0 million or $.09 per share compared to $0.4 million or $.01 per share for the first quarter of fiscal 1995.

The Company's sodium chlorate plants operated at approximately 90% of rated capacity during the first three months of fiscal 1996 compared to nearly 100% for the same period in fiscal 1995. The Company anticipates that operating rates will continue to be very high in the second quarter of fiscal 1996. Margins for sodium chlorate are expected to increase further in the second quarter because of a price increase in January 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative
("SG&A") expenses for the first quarter of fiscal 1996 were $8.0 million compared to $8.7 million in the first quarter of fiscal 1995. A decrease in the expense related to the stock appreciation rights program accounted for the decrease in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital was $69 million at December 31, 1995, down slightly from $75 million at September 30, 1995. Higher sales volumes in December 1995 compared to September 1995 resulted in a $28 million increase in accounts receivable as well as an $8 million decrease in inventory. Cash and cash equivalents decreased $25 million primarily as a result of first quarter expenditures in connection with the Company's three-year $200 million capital program.

CASH FLOW

Net cash provided by operations was $2.4 million during the first three months of fiscal 1996 compared to $10.1 million for the corresponding period in fiscal 1995. The decrease was primarily attributable to the decreased earnings partially offset by lower payments for interest and income taxes. The Company repaid approximately $7.2 million of long-term debt, on a net basis, during the first three months of fiscal 1996
(see Note 4 of the Notes to Condensed Consolidated Financial Statements herein for more information), and disbursed approximately $20.4 million as a result of the capital spending program discussed below.


CAPITAL EXPENDITURES

Capital expenditures for the first three months of fiscal
1996 were $20.4 million compared to $7.3 million in the same period last year. The capital expenditures in the first quarter of fiscal 1996 were primarily for the expansion of the acetic acid unit, which is substantially complete, the ongoing construction of the methanol plant and the Valdosta, Georgia sodium chlorate plant. As of December 31, 1995, the Company has spent approximately $74 million of its three-year $200 million capital plan. During the remainder of fiscal 1996, the Company expects to spend an additional $100 million on capital expenditures. The fiscal 1996 expenditures will include the acetic acid expansion and the methanol plant as well as further plant instrumentation modernization and process improvement projects and a portion of the new sodium chlorate plant in Valdosta, Georgia, which will be completed in fiscal 1997. The Company expects to fund its fiscal 1996 petrochemical business capital expenditures from operating cash flow and its $125 million revolving credit facility, as needed. The Company will utilize the chlorate plant credit agreement, entered into in September 1995, to finance the construction of the Valdosta chlorate plant.

CERTAIN KNOWN EVENTS, TRENDS AND UNCERTAINTIES


PETROCHEMICAL RAW MATERIAL PRICES AND AVAILABILITY

For each of the Company's petrochemical products, the cost of raw materials and utilities is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices is critical to the success of the Company's business. The Company does not produce any of its major raw materials (benzene, ethylene, propylene, ammonia and methanol), although the Company has a methanol plant under construction at Texas City.

These materials are all commodity petrochemicals and the price for each can fluctuate widely for a variety of reasons, including changes in the availability of these products because of major capacity additions or significant plant operating problems.

The Company has several long-term arrangements with ethylene suppliers that provide for the majority of its anticipated requirements for purchased ethylene.
Although no assurances can be given, management believes that the Company will continue to secure adequate supplies of all its raw materials at acceptable prices.

ENVIRONMENTAL AND SAFETY MATTERS

The Company's operations involve the handling, production, transportation and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits which are required for the Company's operations are subject to periodic renewal and may be revoked or modified for cause. New laws or permit requirements and conditions may affect the Company's operations, products or waste disposal. Past or future operations may result in claims or liabilities. Expenditures could be required to upgrade wastewater collection, pretreatment or disposal systems or for other matters.

The Company's prior negotiations with Monsanto with respect to the scope of Monsanto's obligations to the Company for pre-acquisition environmental conditions at the Company's Texas City plant under applicable state and federal laws and the indemnification provisions of the Assets Purchase Agreement are no longer ongoing. The negotiations did not produce any change in the parties respective rights and obligations.

For further information on environmental and safety matters, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

LACTIC ACID

The Company is currently reviewing the operating conditions of the lactic acid plant for long-term viability. The results of this review are not anticipated to have a material adverse impact on the Company's financial position, results of operations or cash flows as the revenues and earnings from lactic acid in the past have not been a material portion of the Company's total revenues and earnings.


LEGAL PROCEEDINGS

The information under "Legal Proceedings" in the notes to condensed consolidated financial statements herein is hereby incorporated by reference.


Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information under "Legal Proceedings" in the notes to condensed consolidated financial statements herein is hereby incorporated by reference in response to this item.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December
31, 1995. However, the Company's Annual Meeting of
Stockholders was held January 24, 1996, at which time the Company's seven nominees for directors were elected and the appointment of Arthur Andersen
LLP as the independent auditors of the financial statements of the Company for the fiscal year ending
September 30, 1996 was ratified.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
27. Financial Data Schedule

     (b)  Reports on Form 8-K:
The Company filed two reports on Form 8-K during the three months ended December 31, 1995. On
October 31, 1995, the Company filed a report on Form 8-K to recognize the engagement of the firm of Arthur Andersen LLP as the Company's independent auditors for the year ending September 30, 1996, to replace the firm of Coopers & Lybrand L.L.P. On December
18, 1995, the Company filed a report on
Form 8-K to formally recognize the termination by the Company of the engagement of Coopers &
Lybrand, which was effective upon the completion of the audit for the year ended September 30, 1995, and the filing of the Company's Annual Report on Form 10-K for such year.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          STERLING CHEMICALS, INC.
          (Registrant)



     Date:  February 14, 1996
_______________________________
          J. Virgil Waggoner
          President and Chief Executive Officer
          (Principal Executive Officer)



     Date: February 14, 1996
_______________________________
          Jim P. Wise
          Vice President - Finance
               and Chief Financial Officer
          (Principal Financial Officer)