Form 10-K/A
period 1995-09-30
STERLING CHEMICALS INC
filed 1996-04-05
CIK 795662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                             --------------------

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

                             --------------------


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

                             --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
          -------------------                      -------------------
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

  As of April 1, 1996, the number of shares of common stock outstanding was 55,689,991. As of such date, the aggregate market value of common stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, was approximately $552 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995 (Part II Items 5-8 & Part IV Item 14(a)(1)
(2) Portions of the Company's Definitive Proxy Statement dated December 21, 1995 (Part III Items 10-12).

                                    PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Financial Statement Schedules and Exhibits

      1. Consolidated Financial Statements


                                                           PAGE
                                                           ----
Report of Management.....................................   *
Report of Independent Accountants........................   *
Sterling Chemicals, Inc. Consolidated Balance Sheet as      *
 of September 30, 1995 and 1994..........................   *
Sterling Chemicals, Inc. Consolidated Statements of
 Operations for the fiscal years ended September 30,
 1995, 1994 and 1993.....................................   *
Sterling Chemicals, Inc. Consolidated Statement of
 Changes in Stockholders' Equity for the fiscal years
 ended September 30, 1995, 1994 and 1993.................   *
Sterling Chemicals, Inc. Consolidated Statement of Cash
 Flows for the fiscal years ended September 30, 1995,
 1994 and 1993...........................................   *
Notes to Consolidated Financial Statements...............   *


  * Incorporated herein by reference to the appropriate portions of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995.

      2. All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted

      3. Exhibits

  Exhibit No.'s 10.51, 10.52 and 10.55 are being refiled to disclose the term of each contract which was previously omitted when these Exhibits were filed with the Company's annual report on Form 10-K for the year ended September 30, 1995. Confidential treatment has been requested with respect to portions of these Exhibits, and such request has been granted.

  Except as otherwise noted under "Description of Exhibit," each exhibit not filed herewith is incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 dated October 12, 1988 (Registration No. 33-24020).


EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
- -------                   ----------------------
    2.1  --Purchase Agreement dated as of August 20, 1992 between Tenneco
           Canada Inc. as Seller, and Sterling Pulp Chemicals, Ltd. and Sterling
           Canada, Inc. as Buyers (the "Purchase Agreement"), incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form
           8-K dated as of September 3, 1992.
    3.1  --Restated Certificate of Incorporation of the Company.
    3.2  --Amended By-laws of the Company,incorporated by reference from exhibit
           3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
    4.2  --Form of Registration Rights Agreements dated as of July 30, 1986 among the Company and the holders of Common Stock listed on the signature page thereto.


EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
- -------                   ----------------------
 +10.1    --Assets Purchase Agreement dated August 1, 1986, between Monsanto
            Company and the Company, incorporated by reference from exhibit
            10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
**10.2    --Credit Agreement dated April 13, 1995, among the Company, Texas
            Commerce Bank National Association as Agent and as a Lender and
            Other Lenders.
**10.2(a) --Guaranty dated as of September 28, 1995, among the Company, Texas
            Commerce Bank National Association as Agent and as a Lender and
            Other Lenders.
**10.2(b) --First Amendment to Credit Agreement dated September 28, 1995, among the Company, Texas Commerce Bank National Association as
            Agent and as a Lender and Other Lenders.
**10.3    --Credit Agreement dated September 28, 1995, among Sterling Pulp
            Chemicals, Ltd., Texas Commerce Bank National Association as agent and as a lender and Other Lenders.
**10.4    --Credit Agreement dated as of April 28, 1995, between Sterling Pulp
            Chemicals, Ltd. and the Bank of Nova Scotia.
  10.6    --Sterling Chemicals, Inc. Salaried Employees' Pension Plan (Restated
            as of October 1, 1993), incorporated by reference from exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
  10.6(a) --Supplement to the Sterling Chemicals, Inc. Salaried Employee's
            Pension Plan (Restated as of January 1, 1994), incorporated by reference from exhibit 10.6(a) to the Company's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1994.
  10.6(b) --First and Second Amendments to the Sterling Chemicals, Inc.
            Salaried Employees' Pension Plan dated April 27, 1994 and September
            23, 1994, respectively, incorporated by reference from exhibit
            10.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
  10.8    --Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan
            (Restated as of October 1, 1993), incorporated by reference from exhibit 10.8 to the Company's Annual Report on Form 10-K for the
            fiscal year ended September 30, 1993.
  10.8(a) --Supplement to the Sterling Chemicals, Inc. Hourly Paid Employee's
            Pension Plan (Restated as of January 1, 1994), incorporated by reference from exhibit 10.8(a) to the Company's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1994.
  10.8(b) --First Amendment to the Sterling Chemicals, Inc. Hourly Paid
            Employees' Pension Plan dated April 27, 1994, incorporated by reference from exhibit 10.8(b) to the Company's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1994.
  10.9    --Sterling Chemicals, Inc. Amended and Restated Savings and
            Investment Plan, incorporated by reference from exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
  10.9(a) --Supplements to the Sterling Chemicals, Inc. Savings and Investment
            Plan for Hourly Paid Employees and Salaried Employees, incorporated by reference from exhibit 10.10(a) to the Company's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1994.
  10.9(b) --First and Second Amendments to the Sterling Chemicals, Inc. Amended
            and Restated Savings and Investment Plan dated April 27, 1994 and
            October 26, 1994, respectively, incorporated by reference from exhibit 10.10(b) to the Company's Annual Report on Form 10-K for the
            fiscal year ended September 30, 1994.
  10.10   --Sterling Chemicals, Inc. Pension Benefit Equalization Plan.
  10.11   --Sterling Chemicals, Inc. 1989 Omnibus Stock and Incentive Plan.
  10.12   --Sterling Chemicals, Inc. Amended and Restated Employee Stock
            Ownership Plan, incorporated by reference from exhibit 10.12 to the
            Company's Annual Report on Form 10-K for the fiscal year ended
            September 30, 1993.
  10.12(a)--First Amendment to the Sterling Chemicals, Inc. Amended and
            Restated Employees' Stock Ownership Plan dated April 27, 1994, incorporated by reference from exhibit 10.12(a) to the Company's
            Annual Report on Form 10-K for the fiscal year ended September 30,
            1994.


EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
- -------                   ----------------------

+**10.13    --Styrene Monomer Conversion Contract dated November 3, 1995, between
              Monsanto Company and the Company.
  +10.17    --Styrene Monomer Sales Contract dated as of August 1, 1991, between the Company and Monsanto Company, incorporated by reference from exhibit 10.12(A) to the Company's Annual Report on Form 10-K for
              the fiscal year ended September 30, 1990.
  +10.18    --Styrene Monomer Exchange Contract dated as of August 1, 1991, between the Company and Monsanto Company, incorporated by reference from exhibit 10.13(A) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
  +10.19    --Acrylonitrile Exchange Contract dated January 1, 1994, between the
              Company and Monsanto Company, incorporated by reference from exhibit 10.19 to the Company's Annual Report on Form 10-K for the
              fiscal year ended September 30, 1994.
  +10.21    --Production Agreement dated April 15,1988 between BP Chemicals
              Americas Inc. and the Company and First and Second Amendment
              thereto.
  +10.22    --Agreement dated May 2, 1988, between E.I. du Pont de Nemours and
              Company and the Company.
   10.23    --License Agreement dated April 15, 1988, between BP Chemicals
              Americas Inc. and the Company.
  +10.24    --Product Sales Agreement dated August 1, 1986, between BASF
              Corporation and the Company, incorporated by reference from exhibit
              10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
  +10.24(a) --Amendment No. 3 to Product Sales Agreement as of January 1,1994,
              between BASF Corporation and the Company, incorporated by reference from exhibit 10.22(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
   10.25    --License Agreement dated August 1, 1986, between Monsanto Company and the Company.
  +10.26    --Amended Lease and Production Agreement dated August 8, 1994, between BP Chemicals Americas Inc. and the Company, incorporated by reference from exhibit 10.21 to the Company's Annual Report on Form
              10-K for the fiscal year ended September 30, 1994.
   10.30    --Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by reference from exhibit 10.30 to the Company's Annual Report on Form 10-K for the
              fiscal year ended September 30, 1994.
   10.31    --Agreement dated January 30, 1987, among J. Virgil Waggoner, Gordon
              A. Cain and the Company, regarding capital stock of the Company.
   10.32    --Amended and Restated Sterling Chemicals, Inc. Hourly Employees'
              Profit Sharing Plan, incorporated by reference from exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.33    --Amended and Restated Sterling Chemicals, Inc. Salaried Employee's
              Profit Sharing Plan, incorporated by reference from exhibit
              10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.34    --Sterling Chemicals, Inc. Amended and Restated Supplemental Employee
              Retirement Plan, incorporated by reference from exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended
              September 30, 1989 (Commission File Number 1-10059).
   10.35    --Sterling Chemicals, Inc. Deferred Compensation Plan, incorporated by reference from exhibit 10.35 to the Company's Annual Report on
              Form 10-K for the fiscal year ended September 30, 1989 (Commission
              File Number 1-10059).
   10.36    --Article of Agreement between the Company, its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas
              City, Texas, May 1, 1993 to May 1, 1996, incorporated by reference from exhibit 10.35 to the Company's Annual Report on Form 10- K for
              the fiscal year ended September 30, 1993.


EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
- -------                   ----------------------

  10.38  --Conditional Performance Guaranty dated as of August 20, 1992, by
           Albright & Wilson, Ltd. in favor of Sterling Pulp Chemicals, Ltd.,
           Sterling Canada, Inc. and the Indemnities identified in Section 10.2 of the Purchase Agreement, incorporated by reference from exhibit
           10.38 to the Company's Current Report on Form 8-K dated September 3,
           1992.
  10.39 --Performance Guaranty dated as of August 20, 1992, by the Company in favor of Tenneco Canada Inc., Rio Linda Chemical Co., Albright &
           Wilson Americas, Inc. and the Indemnities identified in Section 10.3 of the Purchase Agreement, incorporated by reference from exhibit
           10.39 to the Company's Current Report on Form 8-K dated September 3,
           1992.
  10.45  --Lease dated March 1, 1990 between Procter & Gamble, Inc. and Tenneco
           Canada Inc., as amended by a Lease Modification Agreement dated
           August 9, 1991, and Consent and Assignment Agreement dated as of
           August 21, 1992 among 982174 Ontario Limited, Sterling Pulp
           Chemicals, Ltd., Proctor & Gamble, Inc., Tenneco Canada Inc. and The
           Bank of Nova Scotia, incorporated by reference from exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended
           September 30, 1992.
  10.46 --Lease dated July 1, 1977 between Canadian National Railway Company and ERCO Industries Limited, and Consent and Assignment Agreement dated as of August 21, 1992 among Tenneco Canada Inc., Sterling Pulp
           Chemicals, Ltd., Canadian National Railway Company and The Bank of
           Nova Scotia, incorporated by reference from exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended
           September 30, 1992.
 +10.48  --Sales and Purchase Agreement dated April 1, 1994, between BP
           Chemicals Ltd. and the Company, incorporated by reference from exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
 +10.49 --Contract for Sale and Purchase of Ethylene dated October 28, 1988, between Phillips 66 Company and the Company, incorporated by reference from exhibit 10.49 to the Company's Annual Report on Form
           10-K for the fiscal year ended September 30, 1994.
  10.50  --Agreement between Sterling Pulp Chemicals Ltd. North Vancouver
           British Columbia and Pulp, Paper and Woodworkers of Canada Local 5
           British Columbia effective December 1, 1994 to November 30, 1997, incorporated by reference from exhibit 10.50 to the Company's Annual
           Report on Form 10-K for the fiscal year ended September 30, 1994.
+*10.51  --Contract for Sale and Purchase of Ethylene effective January 1, 1995, between Phillips Chemical Company and the Company.
+*10.52  --Chemical Products Sales Agreement--Ethylene, dated December 7,
           1994, between Lyondell Petrochemical Company and the Company.
**10.53  --Agreement between Sterling Pulp Chemicals Ltd. Buckingham, Quebec and the Energy and Chemicals Workers Union effective November 30, 1994 to November 30, 1997.
**10.54  --Agreement between Sterling Pulp Chemicals Ltd., Buckingham, Quebec, and the Office and Professional Employees International Union, effective June 25, 1995 to November 14, 1997.
+*10.55  --Product Supply Agreement dated May 15, 1995, between Praxair Hydrogen
           Supply, Inc. and the Company.
 **13.1  --Sterling Chemicals, Inc. Annual Report to Shareholders for the fiscal year ended September 30, 1995.
 **27.0  --Financial Data Schedule.

- ----------
*  Filed herewith.
** Previously filed with the Company's annual report on Form 10-K for the year ended September 30, 1995.
+ Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.

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


                                         STERLING CHEMICALS, INC.
                                                 (Registrant)



                                         By        /s/ J. Virgil Waggoner
                                             -------------------------------
                                                     (J. Virgil Waggoner)
                                                     President and Chief
                                                     Executive Officer


DATE: APRIL 4, 1996


                                         By          /s/ Jim P. Wise
                                               ------------------------
                                                     (Jim P. Wise)
                                                     Vice President - Finance
                                                     and Chief Financial Officer


DATE: APRIL 4, 1996

LIST OF EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
- -------                   ----------------------
   2.1    --Purchase Agreement dated as of August 20, 1992 between Tenneco
            Canada Inc. as Seller, and Sterling Pulp Chemicals, Ltd. and
            Sterling Canada, Inc. as Buyers (the "Purchase Agreement"),
            incorporated by reference from Exhibit 2.1 to the Company's Current
            Report on Form 8-K dated as of September 3, 1992.
   3.1    --Restated Certificate of Incorporation of the Company.
   3.2    --Amended By-laws of the Company,incorporated by reference from exhibit 3.2 to the Company's Annual Report on Form 10-K for the
            fiscal year ended September 30, 1994.
   4.2    --Form of Registration Rights Agreements dated as of July 30, 1986 among the Company and the holders of Common Stock listed on the signature page thereto.
 +10.1    --Assets Purchase Agreement dated August 1, 1986, between Monsanto
            Company and the Company, incorporated by reference from exhibit
            10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
**10.2    --Credit Agreement dated April 13, 1995, among the Company, Texas
            Commerce Bank National Association as Agent and as a Lender and
            Other Lenders.
**10.2(a) --Guaranty dated as of September 28, 1995, among the Company, Texas
            Commerce Bank National Association as Agent and as a Lender and
            Other Lenders.
**10.2(b) --First Amendment to Credit Agreement dated September 28, 1995, among the Company, Texas Commerce Bank National Association as
            Agent and as a Lender and Other Lenders.
**10.3    --Credit Agreement dated September 28, 1995, among Sterling Pulp
            Chemicals, Ltd., Texas Commerce Bank National Association as agent and as a lender and Other Lenders.
**10.4    --Credit Agreement dated as of April 28, 1995, between Sterling Pulp
            Chemicals, Ltd. and the Bank of Nova Scotia.
  10.6    --Sterling Chemicals, Inc. Salaried Employees' Pension Plan (Restated
            as of October 1, 1993), incorporated by reference from exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
  10.6(a) --Supplement to the Sterling Chemicals, Inc. Salaried Employee's
            Pension Plan (Restated as of January 1, 1994), incorporated by reference from exhibit 10.6(a) to the Company's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1994.
  10.6(b) --First and Second Amendments to the Sterling Chemicals, Inc.
            Salaried Employees' Pension Plan dated April 27, 1994 and September
            23, 1994, respectively, incorporated by reference from exhibit
            10.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
  10.8    --Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan
            (Restated as of October 1, 1993), incorporated by reference from exhibit 10.8 to the Company's Annual Report on Form 10-K for the
            fiscal year ended September 30, 1993.
  10.8(a) --Supplement to the Sterling Chemicals, Inc. Hourly Paid Employee's
            Pension Plan (Restated as of January 1, 1994), incorporated by reference from exhibit 10.8(a) to the Company's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1994.
  10.8(b) --First Amendment to the Sterling Chemicals, Inc. Hourly Paid
            Employees' Pension Plan dated April 27, 1994, incorporated by reference from exhibit 10.8(b) to the Company's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1994.
  10.9    --Sterling Chemicals, Inc. Amended and Restated Savings and
            Investment Plan, incorporated by reference from exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
  10.9(a) --Supplements to the Sterling Chemicals, Inc. Savings and Investment
            Plan for Hourly Paid Employees and Salaried Employees, incorporated by reference from exhibit 10.10(a) to the Company's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1994.
  10.9(b) --First and Second Amendments to the Sterling Chemicals, Inc. Amended
            and Restated Savings and Investment Plan dated April 27, 1994 and
            October 26, 1994, respectively, incorporated by reference from exhibit 10.10(b) to the Company's Annual Report on Form 10-K for the
            fiscal year ended September 30, 1994.


EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
- -------                   ----------------------

   10.11    -Sterling Chemicals, Inc. 1989 Omnibus Stock and Incentive Plan.
   10.12    -Sterling Chemicals, Inc. Amended and Restated Employee Stock
             Ownership Plan, incorporated by reference from exhibit 10.12 to the
             Company's Annual Report on Form 10-K for the fiscal year ended
             September 30, 1993.
   10.12(a) -First Amendment to the Sterling Chemicals, Inc. Amended and
             Restated Employees' Stock Ownership Plan dated April 27, 1994, incorporated by reference from exhibit 10.12(a) to the Company's
             Annual Report on Form 10-K for the fiscal year ended September 30,
             1994.
+**10.13   --Styrene Monomer Conversion Contract dated November 3, 1995, between
             Monsanto Company and the Company.
  +10.17   --Styrene Monomer Sales Contract dated as of August 1, 1991, between the Company and Monsanto Company, incorporated by reference from exhibit 10.12(A) to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1990.
  +10.18   --Styrene Monomer Exchange Contract dated as of August 1, 1991, between the Company and Monsanto Company, incorporated by reference from exhibit 10.13(A) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
  +10.19   --Acrylonitrile Exchange Contract dated January 1, 1994, between the
             Company and Monsanto Company, incorporated by reference from exhibit 10.19 to the Company's Annual Report on Form 10-K for the
             fiscal year ended September 30, 1994.
  +10.21   --Production Agreement dated April 15,1988 between BP Chemicals
             Americas Inc. and the Company and First and Second Amendment
             thereto.
  +10.22   --Agreement dated May 2, 1988, between E.I. du Pont de Nemours and
             Company and the Company.
   10.23   --License Agreement dated April 15, 1988, between BP Chemicals
             Americas Inc. and the Company.
  +10.24   --Product Sales Agreement dated August 1, 1986, between BASF
             Corporation and the Company, incorporated by reference from exhibit
             10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
  +10.24(a) -Amendment No. 3 to Product Sales Agreement as of January 1,1994,
             between BASF Corporation and the Company, incorporated by reference from exhibit 10.22(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
   10.25   --License Agreement dated August 1, 1986, between Monsanto Company and the Company.
  +10.26   --Amended Lease and Production Agreement dated August 8, 1994, between BP Chemicals Americas Inc. and the Company, incorporated by reference from exhibit 10.21 to the Company's Annual Report on Form
             10-K for the fiscal year ended September 30, 1994.
   10.30   --Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by reference from exhibit 10.30 to the Company's Annual Report on Form 10-K for the
             fiscal year ended September 30, 1994.
   10.31   --Agreement dated January 30, 1987, among J. Virgil Waggoner, Gordon
             A. Cain and the Company, regarding capital stock of the Company.
   10.32   --Amended and Restated Sterling Chemicals, Inc. Hourly Employees'
             Profit Sharing Plan, incorporated by reference from exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.33   --Amended and Restated Sterling Chemicals, Inc. Salaried Employee's
             Profit Sharing Plan, incorporated by reference from exhibit
             10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.34   --Sterling Chemicals, Inc. Amended and Restated Supplemental Employee
             Retirement Plan, incorporated by reference from exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended
             September 30, 1989 (Commission File Number 1-10059).
   10.35   --Sterling Chemicals, Inc. Deferred Compensation Plan, incorporated by reference from exhibit 10.35 to the Company's Annual Report on
             Form 10-K for the fiscal year ended September 30, 1989 (Commission
             File Number 1-10059).




EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
- -------                   ----------------------

  10.36  --Article of Agreement between the Company, its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas
           City, Texas, May 1, 1993 to May 1, 1996, incorporated by reference from exhibit 10.35 to the Company's Annual Report on Form 10- K for
           the fiscal year ended September 30, 1993.
  10.38  --Conditional Performance Guaranty dated as of August 20, 1992, by
           Albright & Wilson, Ltd. in favor of Sterling Pulp Chemicals, Ltd.,
           Sterling Canada, Inc. and the Indemnities identified in Section 10.2 of the Purchase Agreement, incorporated by reference from exhibit
           10.38 to the Company's Current Report on Form 8-K dated September 3,
           1992.
  10.39  --Performance Guaranty dated as of August 20, 1992, by the Company in favor of Tenneco Canada Inc., Rio Linda Chemical Co., Albright &
           Wilson Americas, Inc. and the Indemnities identified in Section 10.3 of the Purchase Agreement, incorporated by reference from exhibit
           10.39 to the Company's Current Report on Form 8-K dated September 3,
           1992.
  10.45  --Lease dated March 1, 1990 between Procter & Gamble, Inc. and Tenneco
           Canada Inc., as amended by a Lease Modification Agreement dated
           August 9, 1991, and Consent and Assignment Agreement dated as of
           August 21, 1992 among 982174 Ontario Limited, Sterling Pulp
           Chemicals, Ltd., Proctor & Gamble, Inc., Tenneco Canada Inc. and The
           Bank of Nova Scotia, incorporated by reference from exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended
           September 30, 1992.
  10.46  --Lease dated July 1, 1977 between Canadian National Railway Company and ERCO Industries Limited, and Consent and Assignment Agreement
           dated as of August 21, 1992 among Tenneco Canada Inc., Sterling Pulp
           Chemicals, Ltd., Canadian National Railway Company and The Bank of
           Nova Scotia, incorporated by reference from exhibit 10.46 to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           September 30, 1992.
 +10.48  --Sales and Purchase Agreement dated April 1, 1994, between BP
           Chemicals Ltd. and the Company, incorporated by reference from exhibit 10.48 to the Company's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1994.
 +10.49  --Contract for Sale and Purchase of Ethylene dated October 28, 1988, between Phillips 66 Company and the Company, incorporated by reference from exhibit 10.49 to the Company's Annual Report on Form
           10-K for the fiscal year ended September 30, 1994.
  10.50  --Agreement between Sterling Pulp Chemicals Ltd. North Vancouver
           British Columbia and Pulp, Paper and Woodworkers of Canada Local 5
           British Columbia effective December 1, 1994 to November 30, 1997, incorporated by reference from exhibit 10.50 to the Company's Annual
           Report on Form 10-K for the fiscal year ended September 30, 1994.
+*10.51  --Contract for Sale and Purchase of Ethylene effective January 1, 1995, between Phillips Chemical Company and the Company.
+*10.52  --Chemical Products Sales Agreement--Ethylene, dated December 7,
           1994, between Lyondell Petrochemical Company and the Company.
**10.53  --Agreement between Sterling Pulp Chemicals Ltd. Buckingham, Quebec and the Energy and Chemicals Workers Union effective November 30, 1994 to November 30, 1997.
**10.54  --Agreement between Sterling Pulp Chemicals Ltd., Buckingham, Quebec, and the Office and Professional Employees International Union,
           effective June 25, 1995 to November 14, 1997.
+*10.55  --Product Supply Agreement dated May 15, 1995, between Praxair Hydrogen
           Supply, Inc. and the Company.
**13.1   --Sterling Chemicals, Inc. Annual Report to Shareholders for the fiscal
           year ended September   30, 1995.
**27.0   --Financial Data Schedule.

- ----------
*  Filed herewith.
** Previously filed with the Company's annual report on Form 10-K for the year ended September 30, 1995.
+ Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.