Form 10-Q
period 1996-03-31
STERLING CHEMICALS INC
filed 1996-05-14
CIK 795662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q



(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 1996,
OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/x/ No/ /


As of May 6, 1996, the number of shares of common stock outstanding was 55,689,991






Part I. - FINANCIAL INFORMATION


Item 1. - FINANCIAL STATEMENTS




STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands Except Per Share Data)
(Unaudited)

                                     March 31, September 30,
                                       1996         1995
                                      ---------   ---------
ASSETS
Current assets:
Cash and cash equivalents...........   $  1,261   $ 30,882
Accounts receivable.................    123,867    112,102
Inventories.........................     58,833     67,867
Prepaid expenses....................      4,782      3,878
Deferred income taxes...............      6,751      5,622
                                      ---------   ---------
  Total current assets..............    195,494     220,351

Property, plant and equipment, net..    336,371     309,084
Other assets........................     82,594      80,504

                                      ---------   ---------
   Total assets.....................   $614,459    $609,939
                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable....................    $62,267    $ 72,016
Accrued liabilities.................     50,842      55,858
Current portion of long-term debt...     13,393      17,857
                                      ---------   ---------
  Total current liabilities.........    126,502     145,731

Long-term debt......................    110,750     103,581
Deferred income taxes...............     43,577      40,297
Deferred credits and other liabilities   76,507      81,012
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 150,000
   shares authorized, 60,327 shares issued,
   55,690 and 55,674 shares outstanding,
   respectively.....................         603        603
Additional paid-in capital..........      33,225     33,269
Retained earnings...................     294,266    275,052
Pension adjustment..................      (1,556)    (1,556)
Accumulated translation adjustment..     (18,881)   (17,307)
Deferred compensation...............         (94)      (129)
                                      ---------   ---------
                                         307,563    289,932
Treasury stock, at cost, 4,637 and
4,653 shares, respectively..........     (50,440)   (50,614)
                                      ---------   ---------
    Total stockholders' equity......     257,123    239,318
                                      ---------   ---------
Total liabilities
       and stockholders' equity.....    $614,459   $609,939
                                      ==========  =========

The accompanying notes are an integral part of the condensed consolidated financial statements.




STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands Except Per Share Data)
 (Unaudited)

                       Three Months Ended   Six Months Ended
                            March 31,           March 31,
                       ------------------  ----------------
                       1996      1995       1996      1995
                     --------  --------   --------  --------
Revenues............ $190,879  $303,954   $382,421  $544,576
Cost of goods sold..  161,481   210,424    323,628   402,690
                     --------  --------   --------  --------
Gross profit........   29,398    93,530     58,793   141,886

Selling, general and
 administrative
 expenses...........    8,298     8,794     16,108    15,977

Stock appreciation
 rights (SARs)
 expense (benefit)..    6,447    (1,054)     6,658       503

Other expense (Note 8)  3,550         -      3,550         -

Interest and debt related
 expenses, net of
 interest income.....   1,601     4,183      3,210     9,715
                     --------  --------   --------  --------
Income before
 income taxes........   9,502    81,607     29,267   115,691

Provision for
 income taxes........   3,075    25,530     10,053    37,354
                     --------  --------   --------  --------
Net income........... $ 6,427   $56,077    $19,214  $78,337
                      =======   =======    =======  =======


Net income per share   $ 0.12    $ 1.01     $ 0.35    $ 1.41
                      =======   =======    =======  =======

Weighted average
 shares outstanding    55,690    55,674     55,682    55,674
                      =======   =======    =======  =======

The accompanying notes are an integral part of the condensed consolidated financial statements.


STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                  Six Months Ended March 31,
                                  --------------------------
                                       1996          1995
                                     --------      --------
Cash flows from operating activities:
Cash received from customers.....    $422,542      $533,496
Miscellaneous cash receipts......      11,044         9,682
Cash paid to suppliers
 and employees...................    (404,391)     (451,726)
Interest paid....................      (3,280)       (9,649)
Interest received................         538         2,188
Income taxes paid................     (10,303)      (31,458)
                                     --------      --------
Net cash provided by
 operating activities............      16,150        52,533
                                     --------      --------

Cash flows from investing activities:
 Capital expenditures............     (48,996)      (15,774)
                                     --------      --------

Cash flows from financing activities:
 Proceeds from long-term debt....      38,000            -
 Repayment of long-term debt.....     (34,392)     (38,574)
 Other...........................        (289)         (50)
                                     --------      --------

Net cash provided by
 (used in) financing activities.        3,319      (38,624)
                                     --------      --------

Effect of exchange rate on cash.          (94)         (31)
                                     --------      --------

Net decrease in cash
 and cash equivalents...........      (29,621)      (1,896)

Cash and cash equivalents
 - beginning of period..........       30,882        2,013
                                     --------      --------

Cash and cash equivalents
 - end of period................     $  1,261     $    117
                                     ========     ========


STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
(In Thousands)
(Unaudited)


RECONCILIATION OF NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES

                                  Six Months Ended March 31,
                                  --------------------------
                                       1996          1995
                                     --------      --------
Net income......................     $ 19,214      $ 78,337

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation and amortization...       21,188        20,769
Loss on disposal of assets......        3,329           103
Deferred tax expense............        1,600         3,374
Accrued compensation............        6,850           571

Change in:
Accounts receivable.............      (15,570)      (47,095)
Inventories.....................        8,960        12,754
Prepaid expenses................         (912)       (1,382)
Other assets....................       (5,589)       (1,187)
Accounts payable................      (10,727)       (7,301)
Accrued liabilities.............      (18,829)       (8,802)
Interest payable................          705        (2,591)
Taxes payable...................         (840)        3,098
Other liabilities...............        6,771         1,885
                                     --------      --------

Net cash provided by
 operating activities...........     $ 16,150      $ 52,533
                                     ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands)

1.	Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of March 31, 1996 and its consolidated results of operations for the three and six-month periods ended March 31, 1996 and 1995 and consolidated cash flows for the six-month periods ended March 31, 1996 and 1995. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the fiscal year ended September 30, 1995 (the "Annual Report"). The condensed consolidated balance sheet as of September 30, 1995 included herein has been derived from the consolidated balance sheet as of September 30, 1995 included in the Annual Report. Such balance sheet was audited by Coopers & Lybrand L.L.P. whose report dated October 25, 1995 expressed an unqualified opinion. Additionally, the condensed consolidated financial statements for the three and six-month periods ended March 31, 1995 were reviewed by Coopers & Lybrand L.L.P. The condensed consolidated financial statements as of and for the three and six-month periods ended March 31, 1996 included herein were reviewed by Arthur Andersen LLP, the Company's independent public accountants, whose report is included herein.

2.  Reclassification:

Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income or stockholders' equity.

3.  Inventories:

Inventories consisted of the following:

                                    March 31,  September 30,
                                      1996          1995
                                    ---------  ------------
Finished products...............    $ 36,317    $ 44,802
Raw materials...................      11,172      16,506
                                    --------    --------
  Inventories at FIFO cost......      47,489      61,308
Inventories under
exchange agreements.............        (528)     (4,783)
Stores and supplies.............      11,872      11,342
                                    --------    --------
                                    $ 58,833    $ 67,867
                                    ========    ========

4.	Long-Term Debt:

Long-term debt consisted of the following:

                                    March 31,  September 30,
                                      1996          1995
                                    --------   -----------
Revolving credit facilities.....    $      -    $    902
Term loan.......................     107,143     120,536
Loan under chlorate
  plant credit agreement........      17,000           -
                                    --------    --------
Total debt outstanding..........     124,143     121,438
Less:
Current maturities..............     (13,393)    (17,857)
                                    ========    ========
Total long-term debt............    $110,750    $103,581


5.	Commitments and Contingencies:

PRODUCT CONTRACTS

The Company has certain long-term agreements which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, tertiary butylamine and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements which dedicate significant portions of the Company's production of styrene monomer and acrylonitrile, the Company's major petrochemical products, to various customers. These agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

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


LEGAL PROCEEDINGS

Shareholder Lawsuits

In April and May, 1996, six class action lawsuits were filed against the Company and the Company's directors alleging conflict of interest and breach of fiduciary duties relating to the sale of the Company (see Note 7). These lawsuits are styled:

1. Kurt Kopf et al. v. Sterling Chemicals, Inc., Gordon A. Cain, et al; Civil Action No. 14960; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
2. Ernest Hack v. Sterling Chemicals, Inc., Gordon A. Cain, et al; Civil Action No. 14962; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
3.  Salim Shiry, et al. v. Sterling Chemicals, Inc., Gordon
    A. Cain, et al; Civil Action No. 14963; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
4.  Olga Fried, et al. v. Sterling Chemicals, Inc., Gordon
    A. Cain, et al; Civil Action No. 14969; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
5.  Maria Lerman, et al. v. Sterling Chemicals, Inc., Gordon
    A. Cain, et al; Civil Action No. 14972; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
6. Alan R. Kahn v. Sterling Chemicals, Inc., The Sterling Group, Inc., Unicorn Group, STX Acquisition Corp., Gordon A. Cain, et al; Civil Action No. 14981; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.

While these lawsuits are in their early stages, at this time they are not anticipated to have a material adverse impact on the financial position, results of operations or cash flows of the Company.

Petrochemicals

HUNTSMAN LAWSUIT: On November 30, 1995, the court granted the motion for summary judgment filed by the Company in Sterling Chemicals, Inc. v. Huntsman Chemical Corporation, Huntsman Styrene Corporation and Huntsman Corporation. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, the summary judgment confirms that, as a matter of law, no enforceable contract or agreement ever existed between the Company and the defendants. The court's order, which includes recovery of legal fees, also moots the defendants' counterclaim against the Company for damages resulting from breach of the alleged contract. The defendants have appealed this decision.

The Company believes a loss with respect to this matter is not probable and is unable to quantify a reasonably possible loss estimate (as defined in Statement of Financial
Accounting Standards No. 5, "Accounting for Contingencies") at this time.


Pulp Chemicals

PATENT LITIGATION: The Company's primary competitor in the supply of patented technology for generators which convert sodium chlorate into chlorine dioxide is Akzo Nobel
(formerly Eka Nobel) and its affiliates. The Company previously disclosed that it was engaged with Akzo Nobel in numerous patent disputes throughout the world in which the Company and Akzo Nobel were challenging certain patents of the other and attempting to restrict the other's operating range. The Company and Akzo Nobel have reached an out-of-court settlement resolving all such disputes. The settlement allows licensees of both the Company and Akzo
Nobel to operate their chlorine dioxide generators within the broadest range of operating conditions. The settlement did not have a material adverse effect on the Company's financial position, results of operations or cash flows.

LITIGATION CONTINGENCY:

In accordance with Statement of Financial Accounting
Standards No. 5, "Accounting for Contingencies," and
Financial Accounting Standards Board Interpretation No. 39,
"Offsetting of Amounts Related to Certain Contracts," the
Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur liability. In addition, liabilities have been accrued based on the estimated probable loss from such litigation. These estimates are based on management's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company.
The Company therefore has also made estimates of its probable recoveries under insurance policies or from third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors and consultation with outside legal counsel, in addition to management's judgments. Based on the foregoing as of March 31, 1996, the Company has accrued approximately $12 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers and third-party indemnitors of $11 million. In addition, at March 31, 1996, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $41 million. The Company believes that it is insured or indemnified for this additional reasonably possible loss, except for a portion which is not material.

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


The timing of probable insurance and indemnity recoveries, and additional accruals or payment of liabilities, if any, are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.


6.	New Accounting Standards:

The Financial Accounting Standards Board has issued
Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement establishes new accounting standards for measuring the impairment of long-lived assets. The Company is required to adopt this Statement by fiscal 1997. The Company anticipates that the adoption of this Statement will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


7.	Recent Developments:

On January 29, 1996, the Company announced that it was exploring all strategic alternatives to enhance stockholder value. In this connection, the Board of Directors established a Special Committee which retained Lazard Freres & Co. LLC as its financial advisor and Piper & Marbury L.L.P. as legal advisors.

On April 25, 1996, the Company announced that it had entered into a definitive agreement for the sale of the Company to an investment group formed by The Sterling Group, Inc. and The Unicorn Group, Inc. Under the terms of the agreement, shareholders may elect to receive $12.00 per share in cash, or retain part or all of their shares in the Company, subject to a 5,000,000 share maximum, and proration to the extent aggregate elections exceed 5,000,000 shares.

The transaction is expected to be concluded by late August of this year and is subject to customary closing conditions, including shareholder approval.

8.	Write-off of Lactic Acid Plant

The Company has decided to stop producing lactic acid at its Texas City, Texas facility by the end of the third quarter of fiscal 1996. In the second quarter of fiscal 1996, the Company charged to expense the remaining net book value and other related costs resulting in a $3.6 million pretax charge against earnings ($0.04 per share, after taxes).



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sterling Chemicals, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. as of March 31, 1996, and the related condensed consolidated statement of operations for the three and six-month periods then ended and the condensed consolidated statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
April 24, 1996


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

On January 29, 1996, the Company announced that it was exploring all strategic alternatives to enhance stockholder value. In this connection, the Board of Directors established a Special Committee which retained Lazard Freres & Co. LLC as its financial advisor and Piper & Marbury L.L.P. as legal advisors.

On April 25, 1996, the Company announced that it had entered into a definitive agreement for the sale of the Company to an investment group formed by The Sterling Group, Inc. and The Unicorn Group, Inc. Under the terms of the agreement, shareholders may elect to receive $12.00 per share in cash, or retain part or all of their shares in the Company, subject to a 5,000,000 share maximum, and proration to the extent aggregate elections exceed 5,000,000 shares.

The transaction is expected to be concluded by late August of this year and is subject to customary closing conditions, including shareholder approval.

RESULTS OF OPERATIONS

Revenues for the first six months of fiscal 1996 were $382 million compared to revenues of $545 million for the first six months of fiscal 1995, a decrease of 30%. Net income for the first six months of fiscal 1996 was $19.2 million ($0.35 per share) compared to $78.3 million ($1.41 per share) for the first six months of fiscal 1995.

Revenues for the second quarter of fiscal 1996 were $191 million compared to revenues of $304 million for the second quarter of fiscal 1995, a decrease of 37%. Net income for the second quarter of fiscal 1996 was $6.4 million ($.12 per share) compared to $56.1 million ($1.01 per share) for the second quarter of fiscal 1995.

The decrease in revenues and earnings for the three and six-month periods ending March 31, 1996 compared to the same periods in fiscal 1995 was primarily in the Company's petrochemical business, while the pulp chemical business recorded increased revenues and earnings. Styrene and acrylonitrile, the Company's two major petrochemical products, experienced significantly lower sales prices and margins during the quarter compared to the same period a year ago. Earnings from the Company's pulp chemical business improved primarily as a result of higher sodium chlorate sales prices and margins.

Earnings for the second quarter of fiscal 1996 were reduced $0.12 per share by two non-cash charges. The Company recorded $6.4 million in pretax expense ($0.08 per share, after taxes) related to stock appreciation rights resulting from an increase in the Company's stock price during the second quarter. The Company also recorded $3.6 million in pretax expense ($0.04 per share, after taxes) to write-off the remaining net book value of its lactic acid plant and other costs associated with the Company's decision to stop producing lactic acid by the end of the third fiscal quarter of 1996.

PETROCHEMICALS:

For the first six months of fiscal 1996, the Company's revenues from its petrochemical business decreased 36% to $307 million when compared to the first six months of fiscal 1995. This decrease in revenues resulted primarily from decreases in styrene and acrylonitrile average sales prices compared to the year ago period as well as from lower acrylonitrile and acetic acid sales volumes. Net income from the Company's petrochemical business decreased to $10.9 million ($0.20 per share) for the first six months of fiscal 1996 from $75.0 million ($1.35 per share) during the same period in fiscal 1995. The decrease in earnings resulted primarily from substantially lower margins for styrene and acrylonitrile in the fiscal 1996 period.

STYRENE: Styrene revenues in the first six months of fiscal 1996 decreased approximately 37% to $162 million compared to the same period of fiscal 1995. Styrene sales prices and margins decreased substantially from the same fiscal 1995 period because of weak market conditions. Average sales prices for the first half of fiscal 1996 decreased by approximately 42% from the year ago period. Although sales prices and margins were substantially lower than a year ago, both began to increase in March. Sales volumes in the first half of fiscal 1996 increased by approximately 8% over the same period last year when a shutdown for scheduled maintenance and catalyst replacement restricted first-half production.

The Company's styrene unit operated at approximately 112% of its rated capacity of 1.5 billion pounds per year for the first six months of fiscal 1996 and 116% for the second quarter, compared to approximately 100% and 111% for the corresponding periods in fiscal 1995. As noted above, the styrene unit was shut down for a portion of the first quarter of fiscal 1995 for scheduled maintenance and catalyst replacement.

The prices of styrene's major raw materials, benzene and ethylene, were substantially lower during the first half of fiscal 1996 compared to the same period in fiscal 1995.
Benzene prices were approximately 26% lower while ethylene prices were approximately 32% lower. These decreases helped to offset some of the decrease in selling prices discussed above, but margins still declined substantially.


ACRYLONITRILE: Acrylonitrile revenues in the first six months of fiscal 1996 decreased approximately 42% to $75 million compared to the corresponding period in fiscal 1995. The decrease in revenues resulted from a decrease of approximately 30% in average sales prices and a decrease in sales volumes of approximately 32%. Reduced imports of acrylonitrile derivatives by the Far East market (primarily acrylic fiber and ABS) resulted in the lower acrylonitrile sales volumes and prices.

In response to lower demand, the Company's acrylonitrile unit operated at approximately 72% of rated capacity during the first six months of fiscal 1996 and 63% during the second quarter compared to approximately 98% and 112% for the corresponding periods of fiscal 1995. In addition, the acrylonitrile unit was shut down for most of March for scheduled maintenance and installation of the first phase of a state-of-the-art distributive control system. As a result, profits decreased because of higher fixed cost per pound produced. The shutdown has been completed and should result in increased efficiencies and stronger operating fundamentals in the future.

The prices of propylene and ammonia, which are the major raw materials used to make acrylonitrile, were approximately 22% and 19% lower, respectively, in the first six months of fiscal 1996 than in the corresponding period in fiscal 1995. These decreases helped to offset some of the decrease in selling prices discussed above, but margins still declined substantially.

OTHER PETROCHEMICAL PRODUCTS: The profitability of the Company's other petrochemical products (acetic acid, plasticizers, lactic acid, tertiary butylamine and sodium cyanide) in the first six months of fiscal 1996 increased approximately 110% over the first six months of fiscal 1995. The improved profitability resulted primarily from the Company's plasticizer products (dedicated 100% to BASF), which enjoyed strong market conditions and low raw material prices during the first half of fiscal 1996. Revenues during the first six months of fiscal 1996 from the Company's other petrochemical products decreased approximately 24% to $69 million. The decrease in revenues was due to the acetic acid unit being shut down for most of the first quarter of fiscal 1996 for expansion of the unit from 600 million pounds to nearly 800 million pounds annual capacity and for installation of a distributive control system.

While the expansion of the acetic acid unit is substantially complete, the additional capacity will not be fully utilized until the completion of the partial oxidation plant under construction by Praxair, Inc. at the Company's Texas City facility early in the third quarter of fiscal 1996. The partial oxidation plant will supply raw materials to the Company's acetic acid unit.

The Company's methanol plant, which is currently under construction, is expected to be operational in the fourth quarter of fiscal 1996. In connection with the construction of this plant, the Company has incurred approximately $3.7 million in start-up expenses during the first six months of fiscal 1996.


The Company has decided to stop producing lactic acid at its Texas City, Texas facility by the end of the third quarter of fiscal 1996. In the second quarter of fiscal 1996, the Company wrote off the remaining net book value and expensed other related costs resulting in a $3.6 million charge against earnings ($0.04 per share, after taxes).


PULP CHEMICALS:

Revenues from the Company's pulp chemical business for the first six months of fiscal 1996 increased by approximately 11% to $76 million compared to the first six months of fiscal 1995. The increase in revenues resulted primarily from an increase in sodium chlorate average sales prices of approximately 14%. Sales volume decreased approximately 2% from the year ago period. Sodium chlorate has experienced higher sales prices and improved margins as a result of improved demand due to increased chlorine dioxide utilization in pulp bleaching. Royalty revenues in the first six months of fiscal 1996 from installed generator technology increased approximately 8% over the first six months of fiscal 1995 as a result of higher customer operating rates and increased capacity. Net income for the pulp chemical business in the first half of fiscal 1996 was $8.3 million or $0.15 per share compared to $3.3 million or $0.06 per share for the first half of fiscal 1995.

For the second quarter of fiscal 1996, revenues for the Company's pulp chemical business were $37 million, approximately 2% higher than in the second quarter of fiscal 1995. Net income in the second quarter of fiscal 1996 was $3.3 million or $0.06 per share compared to $2.9 million or $0.05 per share for the second quarter of fiscal 1995. Although average sales prices and margins for sodium chlorate and royalty revenues from the Company's installed generator technology were higher during the second quarter of fiscal 1996 compared to the same period in fiscal 1995, a decrease in sales volumes of approximately 9% and a $3.0 million charge for stock appreciation rights resulting from the increase in the Company's stock price offset most of this improvement.

The Company's sodium chlorate plants operated at approximately 92% of rated capacity during the second quarter and for the first six months of fiscal 1996 compared to nearly 100% for the same period in fiscal 1995. The lower operating rate resulted from recent weakness in paper demand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses for the first six months of fiscal 1996 were $22.8 million compared to $16.5 million in the first six months of fiscal 1995. An increase in the expense related to the stock appreciation rights program of $6.2 million accounted for the increase in SG&A expenses.


Some of the information contained in this Results of Operations section may be forward looking and involves risks and uncertainties that could significantly impact anticipated results. The Company's outlook is based predominately on its interpretation of what it considers key economic and market assumptions, many of which have been discussed above. Factors that could cause actual results to differ materially from current expectations include:
worldwide economic activity, particularly in the Far East, changes in the markets of the Company's major purchased raw materials; significant plant operating problems at one of the Company's facilities or one of the Company's competitors', suppliers' or customers' facilities; changes in China's economic, tax or monetary policies; or changes in federal, state, or provincial environmental regulations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital was $69 million at March 31, 1996, down slightly from $75 million at September 30, 1995. Higher styrene sales volumes in March 1996 compared to September 1995 resulted in a $12 million increase in accounts receivable. The high styrene sales volume as well as the acrylonitrile shutdown in March 1995 were the primary reasons for an $9 million decrease in inventory. Cash and cash equivalents decreased $30 million primarily as a result of expenditures in the first half of fiscal 1996 in connection with the Company's three-year $200 million capital program.

CASH FLOW

Net cash provided by operations was $16.2 million during the first six months of fiscal 1996 compared to $52.5 million for the corresponding period in fiscal 1995. The decrease was primarily attributable to the decreased earnings partially offset by lower payments for interest and income taxes. The Company's long-term debt increased by approximately $7 million, on a net basis, during the first six months of fiscal 1996. The increase was primarily due to $17 million which was borrowed to finance the construction of the Valdosta, Georgia sodium chlorate plant for the pulp chemical business.


CAPITAL EXPENDITURES

Capital expenditures for the first six months of fiscal 1996 were $49 million compared to $16 million in the same period last year. The capital expenditures in the first half of fiscal 1996 were primarily for the expansion of the acetic acid unit, the ongoing construction of the methanol plant and the Valdosta, Georgia sodium chlorate plant. As of March 31, 1996, the Company has spent approximately half of its three-year $200 million capital plan. During the remainder of fiscal 1996, the Company expects to spend an additional $50 - $60 million on capital expenditures. The remaining fiscal 1996 expenditures will primarily be for the methanol plant and for a portion of the new sodium chlorate plant in Valdosta, Georgia, which will be completed in fiscal 1997. The Company expects to fund its fiscal 1996 petrochemical business capital expenditures from operating cash flow and its $125 million revolving credit facility, as needed. The Company will utilize the chlorate plant credit agreement, entered into in September 1995, to finance the construction of its Georgia chlorate plant.

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

The Company's prior negotiations with Monsanto with respect to the scope of Monsanto's obligations to the Company for pre-acquisition environmental conditions at the Company's
Texas City facility under applicable state and federal laws and the indemnification provisions of the Assets Purchase
Agreement are no longer ongoing. The negotiations did not produce any change in the parties respective rights and obligations.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held January 24, 1996 the Company's seven nominees for directors were elected and the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending September 30, 1996 was ratified.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)  Exhibits:

27. Financial Data Schedule

	(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed during the three months ended March 31, 1996. However, on April 26, 1996, the Company filed a report on Form 8-K announcing that it had entered into a definitive agreement for the sale of the Company to an investment group formed by The Sterling Group, Inc. and The Unicorn Group Inc. Under the terms of the agreement, shareholders may elect to receive $12.00 per share in cash, or retain part or all of their shares in the Company, subject to a 5,000,000 share maximum, and proration to the extent aggregate elections exceed 5,000,000 shares.

The transaction is expected to be concluded by late August of this year, and is subject to customary closing conditions, including shareholder approval.


SIGNATURES



Pursuant to the requirements of the
Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC.
(Registrant)



Date:  May 13, 1996    (signature appears here)
                       J. Virgil Waggoner
                       President and Chief Executive Officer
                       (Principal Executive Officer)



Date: May 13, 1996     (signature appears here)
                       Jim P. Wise
                       Vice President - Finance
                          and Chief Financial Officer
                       (Principal Financial Officer)