Form 10-Q
period 1996-06-30
STERLING CHEMICALS INC
filed 1996-07-23
CIK 795662

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996,
     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


                         COMMISSION FILE NUMBER 1-10059


                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ______________________

              DELAWARE                                 76-0185186
           (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)


          1200 SMITH STREET, SUITE 1900, HOUSTON, TEXAS     77002-4312
          ------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

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


As of July 15, 1996, the number of shares of common stock outstanding was 55,689,991.

Part I. - FINANCIAL INFORMATION


Item 1. - FINANCIAL STATEMENTS

                            STERLING CHEMICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   June 30,   September 30,
ASSETS                                                               1996          1995
- -----------------------------------------------------------------  ---------  --------------
Current assets:
  Cash and cash equivalents......................................  $  6,445        $ 30,882
  Accounts receivable............................................   149,139         112,102
  Inventories....................................................    47,596          67,867
  Prepaid expenses...............................................     7,917           3,878
  Deferred income taxes..........................................     8,297           5,622
                                                                   --------        --------
     Total current assets........................................   219,394         220,351

Property, plant and equipment, net...............................   350,784         309,084
Other assets.....................................................    88,794          80,504
                                                                   --------        --------
       Total assets..............................................  $658,972        $609,939
                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------
Current liabilities:
  Accounts payable...............................................  $ 60,628        $ 72,016
  Accrued liabilities............................................    57,874          55,858
  Current portion of long-term debt..............................    17,857          17,857
                                                                   --------        --------
     Total current liabilities...................................   136,359         145,731

Long-term debt...................................................   120,286         103,581
Deferred income taxes............................................    46,308          40,297
Deferred credits and other liabilities...........................    82,876          81,012
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 150,000 shares authorized,
     60,327 shares issued, 55,690 and 55,674
     shares outstanding, respectively............................       603             603
  Additional paid-in capital.....................................    33,225          33,269
  Retained earnings..............................................   310,686         275,052
  Pension adjustment.............................................    (1,556)         (1,556)
  Accumulated translation adjustment.............................   (19,297)        (17,307)
  Deferred compensation..........................................       (78)           (129)
                                                                   --------        --------
                                                                    323,583         289,932
  Treasury stock, at cost, 4,637 and 4,653 shares, respectively     (50,440)        (50,614)
                                                                   --------        --------
     Total stockholders' equity..................................   273,143         239,318
                                                                   --------        --------
       Total liabilities and stockholders' equity................  $658,972        $609,939
                                                                   ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         Three Months Ended    Nine Months Ended
                                        --------------------  -------------------
                                               June 30,             June 30,
                                        --------------------  -------------------
                                          1996       1995       1996      1995
                                        ---------  ---------  --------  ---------
Revenues..............................  $218,371   $298,491  $600,792   $843,067

Cost of goods sold....................   185,121    194,987    508,749   597,677
                                        --------   --------   --------  --------

Gross profit..........................    33,250    103,504     92,043   245,390

Selling, general and
     administrative expenses..........     7,724      8,551     23,832    24,528
Stock appreciation rights (SARs)
     expense (benefit)................      (460)     1,055      6,198     1,558
Other expense (Note 8)................       156          -      3,706         -
Interest and debt related expenses,
     net of interest income...........     1,230      2,983      4,440    12,698
                                        --------   --------   --------  --------

Income before income taxes
   and extraordinary item.............    24,600     90,915    53,867    206,606
Provision for income taxes............     8,180     31,148     18,233    68,502
                                        --------   --------   --------  --------

Income before extraordinary item......    16,420     59,767    35,634    138,104
Extraordinary item, loss on early
   extinguishment of debt,
   net of tax.........................         -     3,104         -      3,104
                                        --------   --------  --------   --------

Net income............................  $ 16,420   $ 56,663   $ 35,634  $135,000
                                        ========   ========   ========  ========

Per share data:
Income before extraordinary item......  $   0.29   $   1.08      $0.64  $   2.48
Extraordinary item....................         -     ( 0.06)         -     (0.06)
                                        --------   --------   --------  --------

Net income per share..................  $   0.29   $   1.02      $0.64  $   2.42
                                        ========   ========   ========  ========

Weighted average shares outstanding.      55,690     55,674     55,685    55,674
                                        ========   ========   ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        Nine Months Ended June 30,
                                                       ----------------------------
                                                           1996           1995
                                                       -------------  -------------

Cash flows from operating activities:
     Cash received from customers....................     $ 645,929      $ 862,019
     Miscellaneous cash receipts.....................        14,969         13,450
     Cash paid to suppliers and employees............      (613,651)      (675,326)
     Interest paid...................................        (4,851)       (12,316)
     Interest received...............................           579          2,254
     Income taxes paid...............................       (11,601)       (62,454)
                                                          ---------      ---------

Net cash provided by operating activities............        31,374        127,627
                                                          ---------      ---------

Cash flows from investing activities:
     Capital expenditures............................       (73,045)       (26,770)
                                                          ---------      ---------

Cash flows from financing activities:
     Proceeds from long-term debt....................        60,350        217,535
     Repayment of long-term debt.....................       (42,742)      (315,282)
     Other...........................................          (289)        (4,491)
                                                          ---------      ---------

Net cash provided by (used in) financing activities..        17,319       (102,238)
                                                          ---------      ---------

Effect of exchange rate on cash......................           (85)           (15)
                                                          ---------      ---------

Net decrease in cash and cash equivalents............       (24,437)        (1,396)

Cash and cash equivalents - beginning of period......        30,882          2,013
                                                          ---------      ---------

Cash and cash equivalents - end of period............     $   6,445      $     617
                                                          =========      =========

                            STERLING CHEMICALS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                      RECONCILIATION OF NET INCOME TO CASH
                        PROVIDED BY OPERATING ACTIVITIES
                        --------------------------------


                                                    Nine Months Ended June 30,
                                                   ----------------------------
                                                       1996           1995
                                                   -------------  -------------

Net income.......................................      $ 35,634       $135,000

Adjustments to reconcile net income to
     net cash provided by operating activities:

     Depreciation and amortization...............        32,425         32,170
     Loss on disposal of assets..................         3,080            259
     Deferred tax expense........................         2,974          4,835
     Accrued compensation........................         6,406          1,659

Change in:
     Accounts receivable.........................       (38,671)       (41,798)
     Inventories.................................        20,174          6,581
     Prepaid expenses............................        (4,048)        (2,898)
     Other assets................................        (7,119)       (11,220)
     Accounts payable............................       (12,571)        (1,706)
     Accrued liabilities.........................       (20,588)        (5,796)
     Interest payable............................           (56)        (2,462)
     Taxes payable...............................         5,846         (1,659)
     Other liabilities...........................         7,888         14,662
                                                       --------       --------

Net cash provided by operating activities........      $ 31,374       $127,627
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

                            STERLING CHEMICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (In Thousands)

1.  Basis of Presentation:
    ----------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of June 30, 1996 and its consolidated results of operations for the three and nine-month periods ended June 30, 1996 and 1995 and consolidated cash flows for the nine-month periods ended June 30, 1996 and 1995. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report for the fiscal year ended September 30, 1995 (the "Annual Report"). The condensed consolidated balance sheet as of September 30, 1995 included herein has been derived from the consolidated balance sheet as of September 30, 1995 included in the Annual Report. Such balance sheet was audited by Coopers & Lybrand L.L.P. whose report dated October 25, 1995 expressed an unqualified opinion. Additionally, the condensed consolidated financial statements for the three and nine-month periods ended June 30, 1995 were reviewed by Coopers & Lybrand L.L.P. The condensed consolidated financial statements as of and for the three and nine-month periods ended June 30, 1996 included herein were reviewed by Arthur Andersen LLP, the Company's independent public accountants, whose report is included herein.

2.  Reclassification:
    -----------------

Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income or stockholders' equity.



3.  Inventories:
    ------------

Inventories consisted of the following:


                                                June 30,     September 30,
                                                   1996            1995
                                                -------         -------
Finished products........................       $29,325         $44,802
Raw materials............................        11,313          16,506
                                                -------         -------
  Inventories at FIFO cost...............        40,638          61,308
Inventories under exchange agreements....        (4,469)         (4,783)
Stores and supplies......................        11,427          11,342
                                                -------         -------
                                                $47,596         $67,867
                                                =======         =======

4.  Long-Term Debt:
    ---------------

Long-term debt consisted of the following:


                                                     June 30, September 30,
                                                         1996       1995
                                                     --------   --------
Revolving credit facilities.................         $      -   $    902
Term loan...................................          107,143    120,536
Loan under chlorate plant credit agreement..           31,000          -
                                                     --------   --------
 Total debt outstanding.....................          138,143    121,438
Less:
 Current maturities.........................          (17,857)   (17,857)
                                                     --------   --------
Total long-term debt........................         $120,286   $103,581
                                                     ========   ========

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

ENVIRONMENTAL REGULATIONS

The Company's operations involve the handling, production, transportation and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits which are required for the Company's operations are subject to periodic renewal and may be revoked or modified for cause. New laws or permit requirements and conditions may affect the Company's operations, products, or waste disposal. Past or future operations may result in claims or liabilities. Expenditures could be required to upgrade waste water collection, pretreatment, or disposal systems or for other matters.

LEGAL PROCEEDINGS

Shareholder Lawsuits

In April and May, 1996, seven class action lawsuits were filed against the Company and the Company's directors alleging conflict of interest and breach of fiduciary duties relating to the sale of the Company (see Note 7). These lawsuits are styled:

  1. Kurt Kopf, et al. v. Gordon A. Cain, et al.; Civil Action No. 14960; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
  2. Ernest Hack v. Sterling Chemicals, Inc., et al.; Civil Action No. 14962; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
  3. Salim Shiry, et al. v. Gordon A. Cain, et al.; Civil Action No. 14963; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
  4. Olga Fried, et al. v. Gordon A. Cain, et al.; Civil Action No. 14969; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
  5. Maria Lerman, et al. v. Gordon A. Cain, et al.; Civil Action No. 14972; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
  6. Alan R. Kahn v. Gordon A. Cain, et al.; Civil Action No. 14981; In the Court of Chancery of the State of Delaware, New Castle County, Delaware.
  7. Sigmund Balaban v. Gordon A. Cain, et al.; Civil Action No. 96-26271; In the 334th Judicial District Court of Harris County, Texas.

By order dated May 22, 1996, the Court of Chancery consolidated the six lawsuits that had been commenced in Delaware under the name of : In re: Sterling Chemicals, Inc. Shareholders Litigation, Civil Action No. 14960.

While all seven lawsuits are in their early stages, it is not anticipated that they will have a material adverse impact on the financial position, results of operations or cash flows of the Company.

Ammonia Litigation

A number of suits and interventions in existing suits were filed by various plaintiffs in April and early May, 1996 alleging damages from exposure to the May 8, 1994 ammonia release from the acrylonitrile unit at the Texas City facility. These suits and interventions were presumably filed in anticipation of the expiration of the two year statute of limitations applicable to this release. There are now a total of approximately 45 suits and interventions involving over 5,000 plaintiffs pending against the Company. The Company recently participated in a binding non-appealable arbitration proceeding with respect to approximately 1500 plaintiffs. The outcome of this proceeding is expected to be received in the fall of 1996. The Company does not believe that the additional suits and interventions will have a material adverse impact on the financial position, results of operations, or cash flows of the Company and the Company intends to vigorously defend all such suits and interventions.

Petrochemicals

HUNTSMAN LAWSUIT: On November 30, 1995, the trial court granted the Company's motion for summary judgment in Sterling Chemicals, Inc. v. Huntsman Chemical Corporation, Huntsman Styrene Corporation and Huntsman Corporation. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, the summary judgment confirms that, as a matter of law, no enforceable contract or agreement ever existed between the Company and the defendants. The court's order, which includes recovery of legal fees, also moots the defendants' counterclaim against the Company for damages resulting from breach of the alleged contract. The defendants have appealed this decision.

The Company believes a loss with respect to this matter is not probable and is unable to quantify a reasonably possible loss estimate (as defined in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies") at this time.

LITIGATION CONTINGENCY:

In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the Company has made estimates of the reasonably possible range of its liability with regard to outstanding litigation for which it may incur liability. In addition, liabilities have been accrued based on the estimated probable loss from such litigation. These estimates are based on management's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies. The Company therefore has also made estimates of its probable recoveries under these insurance policies based on its understanding of these policies, discussions with its insurers and consultation with outside legal counsel, in addition to management's judgments. Based on the foregoing, as of June 30, 1996 the Company has accrued approximately $18.8 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers of $18.0 million. At June 30, 1996, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $49 million. The Company believes that it is insured for this additional reasonably possible loss, except for a portion which is not material.

While the Company has based its estimates on its evaluation of available information to date and the other matters described above, much of the litigation is in its early stages and it is impossible to predict with certainty the ultimate outcome. The Company will adjust its estimates as necessary as additional information is developed and evaluated. However, the Company believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, results of operations, or cash flows of the Company. The timing of probable insurance recoveries, and additional accruals or payment of liabilities, if any, are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

6.  New Accounting Standards:
     -------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement establishes new accounting standards for measuring the impairment of long-lived assets. The Company is required to adopt this Statement by fiscal 1997. The Company anticipates that the adoption of this Statement will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

7.  Recent Developments:
    --------------------

On January 29, 1996, the Company announced that it was exploring all strategic alternatives to enhance stockholder value. In this connection, the Board of Directors established a Special Committee which retained Lazard Freres & Co. LLC as its financial advisor and Piper & Marbury L.L.P. as legal advisors.

On April 25, 1996, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") for the sale of the Company to an investment group, STX Acquisition Corp., formed by The Sterling Group, Inc. and The Unicorn Group, LLC. Under the terms of the Merger Agreement, shareholders will receive $12.00 per share in cash, or may elect to retain part or all of their shares in the Company, subject to a 5,000,000 share maximum, and proration to the extent aggregate elections exceed 5,000,000 shares.

On June 21, 1996, STX Acquisition Corp. delivered to the Company Definitive Equity Documents as required by Section 7.07(d) of the Merger Agreement; and on June 24, 1996, STX Acquisition Corp. delivered to the Company Definitive Bank Loan Documents as required by Section 7.07(c) of the Merger Agreement.

On July 11, 1996, Sterling's Board of Directors established August 20, 1996 as the date of the special meeting (the "Special Meeting) of the stockholders for the purpose of approving and adopting the Amended and Restated Agreement and Plan of Merger, and established Monday, July 15, 1996 as the record date for determining the stockholders entitled to vote at the Special Meeting.

The transaction is expected to be concluded by late August of this year and is subject to customary closing conditions, including shareholder approval.

8.  Write-off of Lactic Acid Plant
    ------------------------------

The Company  ceased production of lactic acid at its Texas City facility in May, 1996. The Company charged to expense the remaining net book value and other related costs resulting in a $3.6 million pretax charge against earnings or $0.04 per share after taxes, in the second fiscal quarter of 1996 and $0.1 million pretax charge against earnings in the third fiscal quarter of 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sterling Chemicals, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. as of June 30, 1996, and the related condensed consolidated statement of operations for the three and nine-month periods then ended and the condensed consolidated statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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



  ARTHUR ANDERSEN LLP


Houston, Texas
July  15, 1996

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


RECENT DEVELOPMENTS
- -------------------

On January 29, 1996, the Company announced that it was exploring all strategic alternatives to enhance stockholder value. In this connection, the Board of Directors established a Special Committee which retained Lazard Freres & Co. LLC as its financial advisor and Piper & Marbury L.L.P. as legal advisors.

On April 25, 1996, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") for the sale of the Company to an investment group, STX Acquisition Corp., formed by The Sterling Group, Inc. and The Unicorn Group, LLC. Under the terms of the Merger Agreement, shareholders will receive $12.00 per share in cash, or may elect to retain part or all of their shares in the Company, subject to a 5,000,000 share maximum, and proration to the extent aggregate elections exceed 5,000,000 shares.

On June 21, 1996, STX Acquisition Corp. delivered to the Company Definitive Equity Documents as required by Section 7.07(d) of the Merger Agreement, and on June 24, 1996, STX Acquisition Corp. delivered to the Company Definitive Bank Loan Documents as required by Section 7.07(c) of the Merger Agreement.

On July 11, 1996, Sterling's Board of Directors established August 20, 1996 as the date of the special meeting (the "Special Meeting) of the stockholders for the purpose of approving and adopting the Amended and Restated Agreement and Plan of Merger, and established Monday, July 15, 1996 as the record date for determining the stockholders entitled to vote at the Special Meeting.

The transaction is expected to be concluded by late August of this year and is subject to customary closing conditions, including shareholder approval.

RESULTS OF OPERATIONS
- ---------------------

Revenues for the first nine months of fiscal 1996 were $600.7 million compared to revenues of $843.1 million for the first nine months of fiscal 1995, a decrease of 29%. Net income for the first nine months of fiscal 1996 was $35.6 million or $0.64 per share compared to $135.0 million or $2.42 per share for the first nine months of fiscal 1995.

Revenues for the third quarter of fiscal 1996 were $218.4 million compared to revenues of $298.5 million for the third quarter of fiscal 1995, a decrease of 27%. Net income for the third quarter of fiscal 1996 was $16.4 million or $0.29 per share compared to $56.7 million or $1.02 per share for the third quarter of fiscal 1995.

The decrease in revenues and earnings for the three and nine-month periods ending June 30, 1996 compared to the same periods in fiscal 1995 was primarily in the Company's petrochemical business, while the pulp chemical business recorded increased revenues and earnings. Styrene and acrylonitrile, the Company's two major petrochemical products, experienced significantly lower sales prices and margins during the quarter compared to the same period a year ago. Earnings from the Company's pulp chemical business improved primarily as a result of higher sodium chlorate sales prices and margins.

PETROCHEMICALS:

For the first nine months of fiscal 1996, the Company's revenues from its petrochemical business decreased 34% to $487.3 million when compared to the first nine months of fiscal 1995. This decrease in revenues resulted primarily from decreases in styrene and acrylonitrile average sales prices compared to the same period a year ago, as well as from lower acrylonitrile and acetic acid sales volumes. Net income from the Company's petrochemical business decreased to $21.8 million or $0.39 per share for the first nine months of fiscal 1996 from $131.6 million or $2.36 per share during the same period in fiscal 1995. The decrease in earnings resulted primarily from substantially lower margins for styrene and acrylonitrile in the fiscal 1996 period.

STYRENE: Styrene revenues in the first nine months of fiscal 1996 decreased approximately 37% to $249.4 million compared to the same period of fiscal 1995. Styrene sales prices and margins decreased substantially from the same fiscal 1995 period because of weak market conditions, particularly in the export market. Average sales prices for the first nine months of fiscal 1996 decreased by approximately 45% from the same period a year ago. Sales volumes in the first nine months of fiscal 1996 increased by approximately 13% over the same period last year when a shutdown for scheduled maintenance and catalyst replacement restricted 1995 production.

The Company's styrene unit operated at approximately 102% of its current annual rated capacity of 1.7 billion pounds for the first nine months of fiscal 1996 and 108% for the third fiscal quarter, compared to approximately 104% and 109% for the corresponding periods in fiscal 1995. Percentages for 1995 are based on a annual rated capacity of 1.5 billion pounds. As noted above, the styrene unit was shut down for a portion of the first quarter of fiscal 1995 for scheduled maintenance and catalyst replacement.

The price of styrene's major raw materials, benzene and ethylene, were substantially lower during the first nine months of fiscal 1996 compared to the same period in fiscal 1995. Benzene prices were approximately 22% lower while ethylene prices were approximately 30% lower. These decreases helped to offset some of the decrease in selling prices discussed above, but margins still declined substantially.

ACRYLONITRILE: Acrylonitrile revenues in the first nine months of fiscal 1996 decreased approximately 41% to $124 million compared to the corresponding period in fiscal 1995. The decrease in revenues resulted from a decrease of approximately 25% in average sales prices and a decrease in sales volumes of approximately 21%. Reduced imports of acrylonitrile derivatives by the Far East market (primarily acrylic fiber and ABS resins) resulted in the lower acrylonitrile sales volumes and prices.

In response to lower demand, the Company's acrylonitrile unit operated at approximately 82% of rated capacity during the first nine months of fiscal 1996 and 103% during the third quarter compared to approximately 101% and 106% for the corresponding periods of fiscal 1995. In addition, the acrylonitrile unit was shut down during most of March for scheduled maintenance and installation of the first phase of a state-of-the-art distributive control system. The shutdown has been completed and should result in increased efficiencies and stronger operating fundamentals in the future.

The prices of propylene and ammonia, which are the major raw materials used to make acrylonitrile, were approximately 24% and 22% lower, respectively, in the first nine months of fiscal 1996 than in the corresponding period in fiscal 1995. These decreases helped to offset some of the decrease in selling prices discussed above, but margins still declined substantially.

OTHER PETROCHEMICAL PRODUCTS: Revenues from the Company's other petrochemical products (acetic acid, plasticizers, tertiary butylamine, and sodium cyanide) during the first nine months of fiscal 1996 decreased approximately 10% to $106 million compared to the first nine months of fiscal 1995. The decrease in revenues was due to the acetic acid unit being down for most of the first quarter of fiscal 1996 to allow for expansion of the unit from 600 million pounds to about 800 million pounds of annual capacity. During this same shutdown, a distributive control system was installed. Despite the decrease in revenues, the profitability of the Company's other petrochemical products in the first nine months of fiscal 1996 increased approximately 387% to $15.1 million when compared to the first nine months of fiscal 1995. The improved profitability resulted primarily from the Company's plasticizer products (dedicated 100% to BASF), which enjoyed strong market conditions and low raw material prices during the first nine months of fiscal 1996.

The partial oxidation unit was completed and demonstrated by Praxair Hydrogen Supply, Inc. at the Company's Texas City facility in late June, 1996. The partial oxidation unit will supply raw materials to the Company's acetic acid unit, and the recently completed demonstration of the partial oxidation unit will allow the acetic acid unit to operate near full capacity in future periods.

The Company's methanol unit, which is currently under construction, is expected to be operational late in the fourth quarter of fiscal 1996. In connection with the construction of this plant, the Company's share of cost incurred has been approximately $4.4 million in start-up expenses and $17.5 million in capital expenditures during the first nine months of fiscal 1996.

The Company ceased production of lactic acid at its Texas City facility in May, 1996. In the second and third quarters of fiscal 1996, the Company wrote off the remaining net book value and expensed other related costs resulting in a $3.7 million charge against earnings or $0.04 per share, after taxes.


PULP CHEMICALS:

Revenues from the Company's pulp chemical business for the first nine months of fiscal 1996 increased by approximately 8% to $113.5 million compared to the first nine months of fiscal 1995. The increase in revenues resulted primarily from an increase in sodium chlorate average sales prices of approximately 19%. Sales volume decreased approximately 6% from the same period a year ago. Sodium chlorate experienced higher average sales prices and margins as a result of improved demand due to increased chlorine dioxide utilization in pulp bleaching. Royalty revenues in the first nine months of fiscal 1996 from installed generator technology increased approximately 5% over the first nine months of fiscal 1995 as a result of higher customer operating rates and increased capacity. Net income for the pulp chemical business in the first nine months of fiscal 1996 was $13.7 million or $0.25 per share compared to $3.4 million or $0.06 per share for the first nine months of fiscal 1995.

For the third quarter of fiscal 1996, revenues for the Company's pulp chemical business were $37.8 million, approximately 0.8% higher than in the third quarter of fiscal 1995. Net income in the third quarter of fiscal 1996 was $5.4 million or $0.10 per share compared to zero net income for the third quarter of fiscal 1995. Average sales prices and margins for sodium chlorate were higher during the third quarter of fiscal 1996 compared to the same period in fiscal 1995. Furthermore, a $2.3 million loss on early extinguishment of debt during the third quarter of fiscal 1995 accounted for nearly half of this improvement in net income.

The Company's sodium chlorate plants operated at approximately 88% of rated capacity during the third quarter and 90% for the first nine months of fiscal 1996 compared to 96% and 98% for the same period in fiscal 1995. The lower operating rate resulted from recent weakness in paper demand.

As previously discussed in the Company's September 30, 1995 10-K filing, regulations restricting chlorinated organic compounds (AOX) in bleach plant effluent should favor the use of chlorine dioxide, thus sodium chlorate. In July of 1996, the United States Environmental Protection Agency published draft regulations which, if enacted, would favor the use of chlorine dioxide in US pulp mills. The draft regulations require compliance with reduced AOX and chlorine derivatives by the end of the 1999 calendar year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES: Selling, general, and administrative ("SG&A") expenses for the first nine months of fiscal 1996 were $30 million compared to $26 million in the first nine months of fiscal 1995. An increase in the expense related to the stock appreciation rights program of $4.6 million accounted for the increase in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

WORKING CAPITAL

Working capital was $83 million at June 30, 1996, up from $74.6 million at September 30, 1995. Higher styrene and acrylonitrile sales volumes in June, 1996 compared to September 1995 resulted in a $37 million increase in accounts receivable. Lower raw material costs contributed to a $11 million decrease in accounts payable. The higher styrene and acrylonitrile sales volumes were the primary reason for a $20.2 million decrease in inventory. Cash and cash equivalents decreased $24.4 million primarily as a result of expenditures in the first nine months of fiscal 1996 in connection with the Company's three-year $200 million capital program.

CASH FLOW

Net cash provided by operations was $31.4 million during the first nine months of fiscal 1996 compared to $127.6 million for the corresponding period in fiscal 1995. The decrease was primarily attributable to the decreased earnings partially offset by lower payments for interest and income taxes. The Company's long-term debt increased by approximately $17 million, on a net basis, during the first nine months of fiscal 1996. The increase was due to $31 million which was borrowed to finance the construction of the Valdosta, Georgia sodium chlorate plant for the pulp chemical business.

CAPITAL EXPENDITURES

The Company's share of capital expenditures for the first nine months of fiscal 1996 were $73 million compared to $27 million in the same period last year. The capital expenditures in the first nine months of fiscal 1996 were primarily for the expansion of the acetic acid unit, the ongoing construction of the methanol unit and the Valdosta, Georgia sodium chlorate plant. As of June 30, 1996, the Company has spent approximately two-thirds of its three-year $200 million capital plan. During the remainder of fiscal 1996, the Company expects to spend an additional $20 to $30 million on capital expenditures. The remaining fiscal 1996 expenditures will be primarily for the methanol unit and for a portion of the Georgia sodium chlorate plant in Valdosta, which will be completed in fiscal 1997. The Company expects to fund its fiscal 1996 petrochemical business capital expenditures from operating cash flow and its $150 million revolving credit facility, as needed. The Company will finance the construction of its Georgia chlorate plant through a credit facility, entered into in September 1995.

CERTAIN KNOWN EVENTS, TRENDS AND UNCERTAINTIES
- ----------------------------------------------

Some of the information contained in this document may be forward looking and involves risks and uncertainties that could significantly impact anticipated results. The Company's outlook is based predominately on its interpretation of what it considers key economic and market assumptions, many of which have been discussed above. Factors that could cause future results to differ materially from current expectations include: worldwide economic activity, particularly in the Far East; changes in the markets of the Company's major purchased raw materials; significant plant operating problems at one of the Company's facilities or one of the Company's competitors', suppliers', or customers' facilities; changes in foreign economic, tax, or monetary policies; or changes in federal, state, or provincial environmental regulations.

PETROCHEMICAL RAW MATERIAL PRICES AND AVAILABILITY

For each of the Company's petrochemical products, the cost of raw materials is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices is critical to the success of the Company's business. The Company does not produce any of its major raw materials (benzene, ethylene, propylene, ammonia, and methanol), although the Company has a methanol plant under construction at Texas City.

These materials are all commodity petrochemicals; and the price for each can fluctuate widely for a variety of reasons, including changes in the availability of these products because of major capacity additions or significant plant operating problems.

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

  None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

27. Financial Data Schedule

  (b)  Reports on Form 8-K:

On April 26, 1996, the Company filed a report on Form 8-K, which was amended on Form 8-K/A on June 14, 1996, announcing that it had entered into a definitive merger agreement (the "Merger Agreement") for the sale of the Company to STX Acquisition Corp., an investment group formed by The Sterling Group, Inc. and The Unicorn Group, LLC. Under the terms of the Merger Agreement, shareholders will receive $12.00 per share in cash, or may elect to retain part or all of their shares in the Company, subject to a 5,000,000 share maximum, and proration to the extent aggregate elections exceed 5,000,000 shares.

On June 25, 1996, the Company filed a report on Form 8-K, which was amended on Form 8-K/A on June 27, 1996, stating that STX Acquisition Corp. delivered to the Company Definitive Equity Documents on June 21, 1996 as required by Section 7.07(d) of the Merger Agreement and on June 24, 1996, STX Acquisition Corp. delivered to the Company Definitive Bank Loan Documents as required by Section 7.07(c) of the Merger Agreement.

The transaction is expected to be concluded by late August of this year and is subject to customary closing conditions, including shareholder approval.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STERLING CHEMICALS, INC.
                                    (Registrant)


     Date:  July 23, 1996           /s/ J. Virgil Waggoner
                                    _____________________________
                                    J. Virgil Waggoner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


     Date: July 23, 1996            /s/ Jim P. Wise
                                    ______________________________
                                    Jim P. Wise
                                    Vice President - Finance
                                           and Chief Financial Officer
                                    (Principal Financial Officer)