Form 10-K
period 1996-09-30
STERLING CHEMICALS INC /TX/; STX CHEMICALS CORP
filed 1996-12-18
CIK 795662, 1014669

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                            -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to

COMMISSION FILE NUMBER 1-10059
                       STERLING CHEMICALS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               76-0185186
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)
  1200 SMITH STREET, SUITE 1900
    HOUSTON, TEXAS 77002-4312                    (713) 650-3700
(ADDRESS OF PRINCIPAL EXECUTIVE        (REGISTRANT'S TELEPHONE NUMBER,
             OFFICES)                         INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE

COMMISSION FILE NUMBER 333-04343-01

                           STERLING CHEMICALS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               76-0502785
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)
  1200 SMITH STREET, SUITE 1900
    HOUSTON, TEXAS 77002-4312                    (713) 650-3700
(ADDRESS OF PRINCIPAL EXECUTIVE        (REGISTRANT'S TELEPHONE NUMBER,
             OFFICES)                         INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE
       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

 STERLING CHEMICALS, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K, AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
    DISCLOSURE FORMAT PROVIDED FOR BY GENERAL INSTRUCTION J(2) OF FORM 10-K
                              -------------------

  Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No  ___
                                               --

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.   __

  As of December 13, 1996, Sterling Chemicals Holdings, Inc. had 11,140,837 shares of common stock outstanding. As of such date, the aggregate market value of such common stock held by nonaffiliates, based upon the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was approximately $128 million. As of December 13, 1996, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

   Portions of the definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders of Sterling Chemicals Holdings, Inc. are incorporated by reference in Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                                    PART I
   Item 1.   Business..............................................     1
   Item 2.   Properties............................................    15
   Item 3.   Legal Proceedings.....................................    16
   Item 4.   Submission of Matters to Vote of Security Holders.....    18

                                    PART II

   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters...................................    19
   Item 6.   Selected Financial Data of the Company................    20
   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    22
   Item 8.   Financial Statements and Supplementary Data...........    33
   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...................    66

                                   PART III

   Item 10.  Directors and Executive Officers of the Registrant....    67
   Item 11.  Executive Compensation................................    67
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management............................................    67
   Item 13.  Certain Relationships and Related Transactions........    67

                                    PART IV

   Item 14.  Exhibits, Consolidated Financial Statement Schedules
             and Reports on Form 8-K...............................    68



   NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
   Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of the Company's industry, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are stated herein conjunction with the forward-looking statements or are included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties and Risk Factors". All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                    PART I

     This combined Form 10-K is separately filed by Sterling Chemicals Holdings, Inc. ("Holdings") and Sterling Chemicals, Inc. ("Chemicals"). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as the "Company".


   ITEM 1. BUSINESS

     The Company was organized as a Delaware corporation in 1986 and has its principal executive offices in Houston, Texas. In connection with the Company's August 1996 merger with STX Acquisition Corp. (the "Merger"), the Company recapitalized and reorganized into a holding company whose only material asset is the capital stock of Chemicals, its wholly owned operating subsidiary. Through Chemicals and its subsidiaries, the Company manufactures seven commodity petrochemicals at its Texas City, Texas plant (the "Texas City Plant"). Additionally, the Company manufactures chemicals for use primarily in the pulp and paper industry at four plants in Canada and is currently constructing a fifth plant in Valdosta, Georgia. At its Texas City Plant, the Company produces styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine ("TBA") and sodium cyanide. The Company generally sells its petrochemical products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. Sodium chlorate is produced at the four plants in Canada and by the end of 1996 will be produced at the plant in Valdosta, Georgia as well. Sodium chlorite is produced at one of the Canadian locations. The Company licenses, engineers and oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemical business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

     The Company's business strategy is to capitalize on its market position to take advantage of periods of tight supply and high prices and margins for its primary products, which historically have occurred on a cyclical basis, and to expand its production capacity to capture future growth opportunities in the petrochemical and pulp chemical industries. Key elements of this strategy are to: (i) maintain a competitive cost position in petrochemicals by investing in new technology and equipment; (ii) pursue low cost expansions in petrochemicals, such as its recent 30% expansion of acetic acid capacity and construction of a 150 million gallon per year methanol unit; (iii) pursue growth opportunities in pulp chemicals through the construction of additional capacity; (iv) continue to build strong industry partnerships in petrochemicals through securing long-term supply contracts with key customers; and (v) implement a focused acquisition strategy, targeting chemical businesses and assets which will strengthen the Company's existing market positions, provide upstream or downstream integration or produce complementary chemical products. The cyclicality of the markets for the Company's primary products, however, also subjects the Company to periods of overcapacity accompanied by lower prices and profit margins for such products. In addition, the instruments governing the debt incurred by the Company to finance the Merger limit the Company's ability to incur additional debt to finance acquisitions and other expenditures. These and other factors may limit the Company's ability to successfully implement its business strategy.


   RECENT DEVELOPMENTS

     In fiscal 1995, the Company initiated a three-year, $200 million capital spending program which is approximately 75% complete. The program includes modernization of the Company's Texas City Plant, construction of a methanol unit at the Texas City Plant, a substantial expansion of the Company's acetic acid capacity, construction of a sodium chlorate plant at Valdosta, Georgia, debottlenecking projects to add incremental capacity at the Company's existing sodium chlorate facilities and various other projects. The plant modernization effort at the Texas City Plant includes a significant capital commitment for replacing the older control technology in the styrene, acrylonitrile and acetic acid units with state-of-the-art distributive control systems, which should result in increased efficiencies and stronger operating fundamentals.

     In August 1996, the Company completed construction of a world-scale, 150 million gallon per year methanol unit at the Texas City Plant as part of its capital program. During the demonstration period, problems in the unit's reformer burners developed. The burners were replaced in October 1996 and the methanol unit achieved full production in late October 1996. Capital investment in the unit and production capacity are shared by the Company and BP Chemicals Inc. ("BP"). Approximately 50% of the methanol production is used as a raw material in the Company's acetic acid unit, replacing methanol that was previously purchased from third parties. The remaining methanol production is available for the merchant market and for BP's worldwide acetic acid business. The unit was constructed at significantly less than normal replacement cost because available equipment already at the Company's Texas City Plant was refurbished and used in the project.

     During fiscal 1996, the Company and BP expanded the acetic acid unit's capacity to nearly 800 million pounds annually, an increase of approximately 30% or 200 million pounds. BP continues to market all of the Company's acetic acid production.

     In a project related to the expanded acetic acid capacity, Praxair Hydrogen Supply, Inc. ("Praxair") completed in June 1996 a new partial oxidation unit at the Company's Texas City Plant. The unit supplies carbon monoxide and hydrogen under a long-term contract to the Company for use in the production of acetic acid and plasticizers. The unit is owned by Praxair, but constructed on land owned by the Company and leased to Praxair.

     The Company is currently constructing a 110,000 ton per year sodium chlorate plant in Valdosta, Georgia. The new facility, which will cost approximately $55 million, will increase the Company's total annual sodium chlorate capacity by more than 30% to nearly 460,000 tons. Valdosta, Georgia was selected because of its proximity to existing customers which are currently being supplied from the Company's Canadian plants, and its proximity to reliable, competitively priced electricity, the most important variable in sodium chlorate production costs. The new facility is intended to meet the growing market demand from the pulp and paper industry in the Southeastern U.S. and is expected to be on stream by January 1, 1997.


   SALES AND MARKETING

     The Company primarily sells its petrochemical products pursuant to multi-year contracts and spot transactions in both the domestic and export markets through its commercial organization and sales force. This long-term, high volume focus allows the Company to maintain relatively low selling, general and administrative expenses related to the marketing of its petrochemical products. The Company competes on the basis of product price, quality and deliverability. Prices for the Company's commodity chemicals are determined by market factors that are largely beyond the Company's control, and, except with respect to a number of its multi-year contracts, the Company generally sells its products at prevailing market prices.

     Some of the Company's multi-year contracts for its petrochemical products are structured as conversion agreements, pursuant to which the customer furnishes raw materials that the Company processes. In exchange, the Company receives a fee typically designed to cover its fixed and variable costs of production and to generally provide an element of profit dependent on the existing market conditions for the product. These conversion agreements allow the Company to maintain lower levels of working capital and, in some cases, to gain access to certain improvements in manufacturing process technology. The Company believes its conversion agreements help insulate the Company to some extent from the effects of declining markets and changes in raw material prices while allowing it to share in the benefits of favorable market conditions for most of the products sold under these arrangements.
   The balance of the Company's products are sold by its direct sales force, which concentrates on the styrene, acrylonitrile, and pulp chemical markets.

     The Company sells sodium chlorate primarily in Canada and the U.S. generally under one to five-year supply contracts, most of which provide for minimum and maximum volumes or a percentage of requirements at market prices. In addition, most sales contracts contain certain "meet or release" pricing clauses and some contain restrictions on the amount of future price increases. Certain contracts are evergreen and require advance notice before termination.

   CONTRACTS

     The Company's key multi-year contracts and conversion agreements, which collectively accounted for 30% of the Company's fiscal 1996 revenues are described below:

   Styrene-Bayer

     The Company and Bayer Corporation ("Bayer"), a subsidiary of Bayer AG, are currently operating under a conversion agreement effective through December 21, 2000. Under this agreement, the Company provides Bayer, subject to specified minimum and maximum quantities, a major portion of Bayer's styrene requirements for its manufacture of styrene-containing polymers. The agreement permits Bayer to terminate its obligations upon twelve months' notice to the Company should Bayer sell its business that uses styrene or assign the agreement (subject to the Company's consent) to a third-party purchaser of the business. During fiscal 1996, the Company delivered approximately 10% of its styrene production pursuant to this agreement.

   Styrene-BP Chemicals

     Effective April 1, 1994, the Company and BP entered into a styrene sales and purchase agreement. The term of the agreement initially expires in December 1996. The Company and BP are currently negotiating an extension of this agreement. Although the likelihood and terms of any extension are impossible to predict, at this time management has no reason to believe that the agreement will not be extended. During fiscal 1996, the Company delivered approximately 10% of its styrene production to BP pursuant to this agreement.

   Acrylonitrile-Monsanto

     The Company and Monsanto Company ("Monsanto") entered into a multi-year conversion agreement effective January 1, 1994, which superseded a prior agreement that had been in place since 1986. The initial term of this agreement will expire at the end of 1998, at which time the agreement will convert to an "evergreen" contract with successive two-year terms if not terminated. During fiscal 1996, the Company delivered approximately 25% of its acrylonitrile production to Monsanto pursuant to this agreement.

   Acrylonitrile-BP Chemicals

     In 1988, the Company entered into a long-term conversion agreement with BP, under which BP contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at the Texas City Plant and has the option to take up to approximately one-sixth of the Company's total acrylonitrile capacity. BP furnishes the necessary raw materials and pays the Company a conversion fee for the amount of acrylonitrile it takes. During fiscal 1996, the Company delivered approximately 15% of its acrylonitrile production to BP pursuant to this agreement. The acrylonitrile reactor in which BP invested capital incorporates certain BP technological improvements under a separate license agreement. The Company has the right to incorporate these and any future improvements into its other existing acrylonitrile reactors. BP has a first security interest in the third reactor and related equipment and in the first acrylonitrile produced in the three reactor units to the extent of the acrylonitrile which BP is entitled to purchase under the production agreement. These rights are only to be exercised upon an event of default by the Company.

   Acetic Acid-BP Chemicals

     An agreement with BP that has been in effect since August 1986 currently gives BP the exclusive right to purchase all of the Company's acetic acid production until August 2016. In exchange for that exclusive right, BP is obligated to make certain unconditional monthly payments to the Company until August 2006. BP reimburses the Company for operating costs. In addition, the Company is entitled to receive annually a portion of the profits earned by BP from the sale of acetic acid produced by the Company.

   Methanol-BP Chemicals

     In fiscal 1996, the Company entered into a long-term production and sales agreement with BP, under which BP contributed a significant portion of the capital expenditures required for the reconstruction and capacity increase of the Company's idle methanol production facility and obtained the right to receive a substantial portion of the Company's methanol production. During fiscal 1996, the Company delivered a substantial portion of its methanol production to BP pursuant to this agreement. The initial term of this agreement expires July 31, 2016. The output of the methanol facility is marketed by BP to the Company's acetic acid unit, the merchant market and BP's worldwide acetic acid business.

   Plasticizers-BASF

     A product sales agreement has been in effect with BASF Corporation ("BASF") since August 1, 1986, pursuant to which the Company sells all of its plasticizers production to BASF. The agreement expires at the end of 1999. BASF provides certain raw materials to the Company and markets the plasticizers produced by the Company. BASF pays fees to the Company on a formula basis designed to reimburse the Company's direct and allocated costs. In addition, the Company is entitled to a share of profits earned by BASF attributable to the plasticizers supplied by the Company. BASF retains title to and has a security interest in the raw materials furnished by it and in the finished inventory of plasticizers produced by the Company for delivery to BASF.

     No individual customer of the Company's petrochemical or pulp chemical business accounted for more than 10% of the Company's revenues in fiscal 1996.

     For information regarding the Company's export sales and domestic and foreign operations, see Note 8 of Item 8, ''Notes to Consolidated Financial Statements'' which is hereby incorporated by reference.


   PRODUCTS

     At its Texas City Plant, the Company manufactures seven commodity petrochemicals which are used in the manufacture of other goods or in other chemical processes. At its four Canadian plants, and by the end of 1996 at its Valdosta, Georgia plant, the Company manufactures chemicals used primarily in the bleaching of kraft pulp for paper manufacturing. The Company also is a supplier of patented and proprietary technology for chlorine dioxide generators used by certain mills in the kraft pulp bleaching process.

   PRODUCT SUMMARY

     The Company's principal products and their primary end uses and raw materials are set forth below.

                              INTERMEDIATE    PRIMARY END
COMPANY PRODUCT                  PRODUCTS      PRODUCTS         RAW MATERIALS
---------------              --------------  -------------     ----------------
Petrochemicals
Styrene                      Polystyrene     Building           Ethylene and
                             ABS/SAN resins  products, boat     Benzene
                             Styrene         and automotive
                             butadiene       components,
                             latex           disposable cups
                             Polyester       and trays,
                             resins          packaging and
                                             containers,
                                             housewares,
                                             tires, audio and
                                             video cassettes,
                                             luggage,
                                             children's toys,
                                             paper coating,
                                             appliance
                                             parts and carpet
                                             backing

Acrylonitrile                Acrylic fibers  Apparel,           Ammonia, Air
                             ABS/SAN resins  furnishings,       and Propylene
                                             upholstery,
                                             household
                                             appliances,
                                             carpets;
                                             plastics for
                                             automotive parts
                                             using ABS and
                                             SAN polymers

Acetic Acid                  Vinyl acetate   Adhesives,         Methanol and
                             monomer         cigarette          Carbon Monoxide
                                             filters and
                                             surface coatings

Methanol                     Acetic acid     Adhesives,         Natural Gas
                             MTBE            cigarette
                             Formaldehyde    filters and
                                             surface
                                             coatings;
                                             gasoline
                                             oxygenate and
                                             octane enhancer;
                                             plywood adhesives

Plasticizers                 Polyvinyl       Flexible           Alpha-Olefins,
                             chloride (PVC)  plastics such as   Carbon
                                             shower curtains    Monoxide,
                                             and liners,        Hydrogen,
                                             floor coverings,   Orthoxylene and
                                             cable              Air
                                             insulation,
                                             upholstery and
                                             plastic molding

TBA                          NA              Pesticides,        Isobutylene and
                                             solvents,          the
                                             pharmaceuticals    acrylonitrile
                                             and synthetic      by-product
                                             rubber             Hydrogen
                                                                Cyanide ("HCN")

Sodium Cyanide               NA              Electroplating     Sodium
                                             and precious       Hydroxide and
                                             metals recovery    by-product HCN

Pulp Chemicals
Sodium Chlorate              Chlorine        Bleaching agent    Salt, Water and
                             dioxide         for pulp           Electricity
                                             production;
                                             Downstream
                                             products include
                                             high quality
                                             office and
                                             coated papers

Sodium Chlorite              Chlorine        Antimicrobial      Sodium Chlorate
                             dioxide         agent for          and
                                             municipal water    Hydrochloric
                                             treatment,         Acid
                                             disinfectant for
                                             fresh produce

Chlorine Dioxide             NA              Chlorine dioxide   NA
     Generators                              for use in the
                                             bleaching of pulp


   PETROCHEMICALS

     Styrene. The Company manufactures styrene from ethylene and benzene. Styrene is principally used in the manufacture of intermediate products such as polystyrene, acrylonitrile butadiene styrene ("ABS") resins, synthetic rubbers, SBLatex, unsaturated polyester resins and styrene acrylonitrile resins ("SAN"). These intermediate products are used to produce various consumer products, including building products, boat and automotive components, disposable cups and trays, packaging and containers, housewares, tires, audio and video cassettes, luggage, children's toys, paper coating, appliance parts and carpet backing.

     The Company is the third largest North American producer of styrene. The Company's styrene unit is one of the largest in the world and has an annual rated production capacity of 1.7 billion pounds, following a recent debottlenecking, which represents approximately 12% of total North American capacity. The Company sold approximately 20% of its styrene sales volumes pursuant to long-term conversion contracts during fiscal 1996. Approximately 40% of the Company's styrene sales volumes were exported in fiscal 1996, principally to the Far East, either directly or pursuant to arrangements with large international trading companies.

     Acrylonitrile. The Company manufactures acrylonitrile by propylene ammoxidation. Acrylonitrile is used primarily in the manufacture of intermediate products such as acrylic fiber and ABS resins. The principal end uses for acrylonitrile include apparel, furnishings, upholstery, household appliances, carpets, and plastics for automotive parts.

     The Company is the second largest global producer of acrylonitrile. The Company's acrylonitrile unit has an annual rated production capacity of 740 million pounds, which represents approximately 21% of total North American capacity. The Company sold approximately 40% of its acrylonitrile sales volumes pursuant to long-term conversion agreements during fiscal 1996. Approximately 60% of the Company's acrylonitrile production in fiscal 1996 was exported, principally to the Far East, either directly or pursuant to arrangements with large international trading companies.

     Hydrogen cyanide is a by-product of acrylonitrile manufacturing and is used by the Company as a raw material for the production of TBA and sodium cyanide and is also burned as fuel.

     Acetic Acid. The Company produces acetic acid from carbon monoxide and methanol. Acetic acid is primarily used in the manufacture of intermediate products such as vinyl acetate monomer. These intermediate products are used to produce various consumer products, including pharmaceuticals, adhesives, glue, cigarette filters, and surface coatings.

     The Company is the third largest North American producer of acetic acid. Following a 200 million pound capacity expansion completed in June 1996, the Company's acetic acid unit has an annual rated production capacity of nearly 800 million pounds, which represents approximately 17% of total North American capacity. All of the Company's production is sold to BP pursuant to a long-term contract through 2016.

     Methanol. In August 1996, the Company completed construction of a world-scale, 150 million gallon per year methanol unit at the Texas City Plant as part of its capital program. During the demonstration period, problems in the unit's reformer burners developed. The burners were replaced in October 1996 and the methanol unit attained full production in late October 1996. Capital investment in the unit and production capacity are shared by the Company and BP. Approximately 50% of the methanol production is used as a raw material in the Company's acetic acid unit, replacing methanol that was previously purchased from third parties. The remaining methanol is available for the merchant market and for BP's worldwide acetic acid business. The methanol unit was constructed at significantly less than normal replacement cost because available equipment already at the Company's Texas City Plant was refurbished and used in the project.

     In a project related to the expanded acetic acid capacity, Praxair has constructed a new partial oxidation unit at the Company's Texas City Plant that will supply carbon monoxide and hydrogen to the Company for use in the production of acetic acid and plasticizers. The partial oxidation unit began production in June 1996. The Company's synthesis gas reformer, which was previously being used to provide feedstock to the acetic acid and plasticizers units at the Texas City Plant, is currently being used in the methanol unit.

     Plasticizers. The Company manufactures plasticizers employing a series of processes using alpha-olefins and orthoxylene as the primary raw materials. Major end-uses for plasticizers include flexible plastics used in shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding. The Company has an agreement with BASF pursuant to which the Company sells all of its plasticizers production to BASF through 1999. The Company's plasticizers capacity is 280 million pounds per year.

     TBA. TBA is produced by the addition of hydrogen cyanide to isobutylene in an acid catalyst reaction. The Company uses a portion of its by-product hydrogen cyanide from acrylonitrile production in this process. Major end uses for TBA include pesticides, solvents and synthetic rubber. The Company sells all of its TBA production to Flexsys America L.P. ("Flexsys") pursuant to a long-term conversion agreement. The Company's capacity for TBA is currently 21 million pounds per year.

     Sodium Cyanide. At the Texas City Plant, the Company operates a sodium cyanide unit which is owned by E.I. DuPont de Nemours and Company ("DuPont"). The Company and DuPont have an agreement whereby the Company receives a fee for operating the facility. The facility uses, as a raw material, hydrogen cyanide by-product generated by the Company's acrylonitrile manufacturing process. The capacity of this unit is 100 million pounds per year.


   PULP CHEMICALS

     Sodium Chlorate. Sodium chlorate is used primarily in the production of chlorine dioxide which is used chiefly by pulp and paper manufacturers as a bleaching chemical in the pulp manufacturing process. Bleached pulp is used to make uncoated paper for commercial printing and for office copiers and printers, and coated paper for magazines, catalogues, promotional printed products, packing, tissue and other products. Sodium chlorate is also used as a raw material to produce sodium chlorite.

     Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride (salt). Electric power costs typically represent approximately 65% of the variable cost of production of sodium chlorate. Electric power is purchased by each of the Company's facilities pursuant to contracts with local electric utilities. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. The Company's electrical power costs are believed to be competitive with other producers in the areas in which it operates.

     Upon completion of the Valdosta, Georgia plant, the Company will become the second largest producer of sodium chlorate in North America. The Company's four Canadian sodium chlorate plants have an aggregate annual rated production capacity of 350,000 tons. The Valdosta plant will increase the Company's total annual capacity by 30% to nearly 460,000 tons, representing approximately 22% of North American sodium chlorate capacity. Valdosta, Georgia was selected because of its proximity to existing customers currently being supplied from the Company's Canadian plants and its proximity to reliable, competitively priced electricity. The new facility is intended to meet the growing market demand from the pulp and paper industry in the Southeastern U.S.

     Chlorine Dioxide Generators. Through its ERCO Systems Group ("ERCO"), the Company is the largest worldwide supplier of patented technology for the generators which certain pulp mills use to convert sodium chlorate into chlorine dioxide. Each mill that uses chlorine dioxide requires at least one generator. The Company receives revenue when a generator is sold to a mill and also receives royalties from the mill after start-up, generally over the next ten-year period, based on the amount of chlorine dioxide produced by the generator. The Company has supplied approximately two-thirds of all existing modern pulp mill generators worldwide.

     The research and development group of ERCO works to develop new and more efficient generators. When pulp mills move to higher levels of substitution of chlorine dioxide for elemental chlorine, they are usually required to upgrade generator capacity or purchase new generator technology. Mills may also convert to a newer generator to take advantage of efficiency advances and technological improvements. Each upgrade or conversion results in a licensing agreement which generally provides for payment of an additional ten-year royalty.

     The Company has a representative office in Beijing, China. This office focuses on the development of opportunities for future sales and licensing of chlorine dioxide generators. The first generator in China to convert sodium chlorate to chlorine dioxide was sold by ERCO and commenced operation in fiscal 1994, and since then several more generators have been sold by ERCO for use in China.

     Sodium Chlorite. The Company manufactures sodium chlorite at its Buckingham, Quebec facility. Sodium chlorite is a specialty product used primarily to produce chlorine dioxide for water treatment and as a disinfectant for fresh produce. The Company has a rated annual capacity of approximately 3,500 tons, which represents approximately 40% of total North American capacity.


   RAW MATERIALS FOR PRODUCTS AND ENERGY RESOURCES

     For each of the Company's products, the combined cost of raw materials and utilities is far greater than all other production costs combined. Thus, an adequate supply of these materials at reasonable prices is critical to the success of the Company's business. With the exception of methanol, the Company does not currently produce any of its major raw materials, benzene, ethylene, propylene, ammonia or natural gas at the Texas City Plant, or electricity at its pulp chemical facilities. Moreover some of the Company's competitors are integrated and produce their own raw materials. Although the Company believes that it will continue to be able to secure adequate supplies of its raw materials at acceptable prices to meet its requirements, there can be no assurance that it will be able to do so.


   PETROCHEMICALS

     Styrene. Styrene is a clear liquid that the Company manufactures from ethylene and benzene. The Company's conversion agreements require that other parties furnish the Company with the ethylene and/or benzene necessary to fulfill its conversion obligations. Approximately 20% of the Company's fiscal 1996 benzene and ethylene requirements were furnished by customers pursuant to conversion arrangements. The Company purchases benzene and ethylene for use in the remainder of its production of styrene for sale to others. Benzene and ethylene are both commodity petrochemicals and the price for each can fluctuate widely due to significant changes in the availability of these products, such as major capacity additions or significant plant operating problems, and due to variations in the economy and commodity chemical markets in general. The Company has multi-year arrangements with several ethylene suppliers that provide for its estimated requirements for purchased ethylene at generally prevailing and competitive market prices.

     Acrylonitrile. The Company produces acrylonitrile by reacting propylene and ammonia over a solid-fluidized catalyst at low pressure. The Company's conversion agreements require that other parties furnish to the Company the propylene and/or ammonia necessary to fulfill its conversion obligations. Approximately 40% of the Company's fiscal 1996 propylene and ammonia requirements were furnished by customers pursuant to conversion arrangements. The Company purchases propylene and ammonia for use in the remainder of its production of acrylonitrile for sale to others. Propylene and ammonia are both commodity petrochemicals and the price for each can fluctuate widely due to significant changes in the availability of these products such as major capacity additions or significant plant operating problems, and due to variations in the economy and commodity chemical markets in general. If various customers for whom the Company now manufactures acrylonitrile under conversion arrangements were to cease furnishing their own raw materials and seek only to purchase acrylonitrile from the Company, the Company's requirements for purchased propylene and ammonia could significantly increase. The Company believes that both ammonia and propylene will, for the foreseeable future, remain in adequate supply to meet demand.

     Hydrogen cyanide is a by-product of the acrylonitrile manufacturing process and is used by the Company as a raw material for the production of TBA and sodium cyanide and is also burned as fuel.

     Acetic Acid.  Acetic acid is manufactured by the Company primarily from
   carbon monoxide and methanol.   The acetic acid unit's methanol needs will be
   supplied by the Company's methanol unit. In a project related to the expanded acetic acid capacity, Praxair constructed a partial oxidation unit at the Company's Texas City Plant in fiscal 1996 that supplies carbon monoxide to the Company for production of acetic acid.

     Methanol. The Company produces methanol by steam reforming of natural gas to form synthesis gas. The synthesis gas is then converted to methanol under elevated pressures in the presence of a catalyst. The Company obtains its natural gas under various supply contracts and believes that adequate supplies will be available for the Company's needs in the foreseeable future.

     Plasticizers. The Company manufactures plasticizers using a series of processes. Primary raw materials are alpha-olefins and orthoxylene, which are supplied by BASF under its long-term contract with the Company which expires at the end of 1999. The Company believes that adequate supplies of raw materials will be available for the Company's needs in the foreseeable future.

     TBA. TBA is produced by the addition of hydrogen cyanide to isobutylene in an acid catalyst reaction. The Company uses a portion of its by-product hydrogen cyanide in this process. Flexsys supplies the isobutylene, sulfuric acid and caustic soda under its long-term conversion agreement with the Company. The Company believes that supplies of these raw materials will remain adequate for its needs in the foreseeable future.

     Sodium Cyanide. Sodium cyanide is manufactured from the Company's by-product hydrogen cyanide and caustic soda. DuPont supplies the caustic soda for sodium cyanide under its long-term contract with the Company.


   PULP CHEMICALS

     Sodium Chlorate. Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride
   (salt). Electric power costs typically represent approximately 65% of the variable cost of production of sodium chlorate. Electric power is purchased by each of the Company's facilities pursuant to contracts with local electric utilities. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. On average, the Company's electrical power costs are believed to be competitive with other producers in the areas in which it operates.

     The Company also purchases sodium chloride for use in the manufacture of sodium chlorate. Sodium chloride is purchased under requirements contracts with major suppliers. The Company believes that sodium chloride will be available for its needs for the foreseeable future.


   TECHNOLOGY AND LICENSING

   Petrochemicals

     In 1986, Monsanto granted the Company a nonexclusive, irrevocable and perpetual right and license to use Monsanto's technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition of the Texas City Plant. These licenses are used in the production of styrene, acrylonitrile, methanol, TBA, acetic acid, and plasticizers. During fiscal 1991, BP Chemicals Ltd. ("BPCL") purchased the acetic acid technology from Monsanto (subject to the above licenses).

     BPCL has granted to the Company a nonexclusive, perpetual, royalty-free license (except in the case of a breach of the related production agreement) to use BPCL's acrylonitrile technology at the Texas City Plant as part of the acrylonitrile expansion project. The Company and BPCL have agreed to cross-license any technology or improvements relating to the manufacture of acrylonitrile at the Texas City Plant.

     The Company believes that the manufacturing processes that the Company utilizes at the Texas City Plant are cost effective and competitive. Although the Company does not engage in alternative process research with respect to its U.S. operations, it does monitor new technology developments and when the Company believes it is necessary, it will seek to obtain licenses for process improvements.

   Pulp Chemicals

     The Company produces sodium chlorate using state-of-the-art metal cell technology. The principal technology business of the Company is the design, sale and technical service of custom-built patented chlorine dioxide generators. The ERCO engineering group is involved in the technical support of the Company's sales and marketing group through joint calling efforts which define the scope of a project as well as producing technical schedules and cost estimates. The Company performs detailed design of chlorine dioxide generators which are then fabricated by contractors. Plant installation, instrumentation testing and generator start-up are supervised by a joint engineering/technical service team of the Company. Prior to 1996, the Company was involved in a number of patent disputes with Akzo Nobel regarding chlorine dioxide technology. In 1996, the parties reached a settlement of such disputes that allows licensees of both the Company and Akzo Nobel to operate their chlorine dioxide generators within the broadest range of operating conditions, subject to cross licensing and payment of royalties.

     The Company's pulp chemical research and development activities are carried out at its Toronto, Ontario laboratories. Activities include the development of new or improved chlorine dioxide generation processes and research in new technologies focusing on electrochemical and membrane technology related to chlorine dioxide, including improvement of quality and reduction of quantity of pulp mill effluents and treatment of municipal water supplies.


   COMPETITION AND INDUSTRY CONDITIONS

    GENERAL

     The industry in which the Company operates is highly competitive. Many of the Company's competitors, particularly in the petrochemical industry, are larger and have substantially greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity may reduce the Company's ability to maintain profit margins or its ability to preserve its market share, or both. Such developments could have a negative impact on the Company's ability to obtain higher profit margins, even during periods of increased demand for the Company's products.

     The Company's primary domestic competitors by product are set forth below:

     Styrene Dow Chemical Company, ARCO Chemical Company, Amoco Chemical Company (a subsidiary of Amoco Corporation), Chevron Chemical Company (a subsidiary of Chevron Corporation), Cos-Mar (a joint venture of General Electric Company and FINA Inc.), and Huntsman Chemical Corporation

     Acrylonitrile     BP Chemicals Inc., Cytec Industries Inc., E.I. DuPont de
                       Nemours and Company, and Monsanto Company

     Acetic Acid       Hoechst Celanese Corporation, Eastman Chemical Company,
                       and Millennium Chemicals

     Plasticizers      Exxon Corporation, Aristech Chemicals, and Eastman
                       Chemical Company

     TBA               BASF Corporation and Nitto Chemical Industry Co., Ltd.

     Sodium Chlorate   Akzo Nobel N.V., CXY Chemicals Ltd., and Kerr-McGee
                       Corporation

     Sodium Chlorite   Vulcan Chemicals (a subsidiary of Vulcan Materials Co.)

     Historically, petrochemical industry profitability has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. The Company's businesses are subject to changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations. During fiscal 1996, the Company's export sales were approximately 34% of total revenues. It is not possible to predict accurately how changes in raw material costs, market conditions, or other factors will affect petrochemical industry margins in the future.


   PETROCHEMICALS

     Styrene. According to Chemical Marketing Associates, Inc. ("CMAI"), the total North American capacity for styrene is currently 14.4 billion pounds per year. The Company's rated capacity of 1.7 billion pounds per year represents approximately 12% of the North American capacity.

     From 1991 to 1993, styrene's profitability was depressed because of both industry overcapacity and global recessionary pressures. By the spring of 1994, however, demand growth resulting from economic expansion had absorbed much of the excess capacity. As a result, styrene prices and margins increased substantially in fiscal 1994 and through most of fiscal 1995, and average industry utilization rates exceeded rated capacity by the third quarter of fiscal 1995. Shortly thereafter, styrene prices started decreasing as demand weakened as a result of a general slowdown in the worldwide economic growth rate, prompting customers to begin utilizing their available inventories and decreasing purchases of additional product. The weakening market conditions were accelerated in the fourth quarter of fiscal 1995 by significantly decreased purchases of styrene and styrene derivatives by China, primarily as a result of changes in China's enforcement of economic and tax policies and monetary constraints that negatively affected its imports. China accounts for a significant portion of global purchases of styrene and styrene derivatives. Average styrene prices declined by over 41% from fiscal 1995 to fiscal 1996, primarily as a result of weaker market conditions in the Far East.

     According to CMAI, the North American styrene industry operated at approximately a 98% utilization rate in fiscal 1995, and approximately 93% in fiscal 1996. Certain styrene producers have announced plans to add significant production capacity over the next several years, particularly in the Far East. Current global production capacity for styrene is estimated to be approximately 40 billion pounds and the Company believes that approximately 7.2 billion pounds of capacity will be added by competitors in the next two fiscal years, including an estimated 3.5 billion pounds in fiscal 1997 and 3.7 billion pounds in fiscal 1998. The Company expects that prices for styrene will continue at current depressed levels until global demand for styrene increases sufficiently to absorb such additional production capacity.

     Acrylonitrile. The acrylonitrile market exhibits characteristics in capacity utilization, selling prices and profit margins similar to those of styrene. Moreover, as a result of the Company's high percentage of export acrylonitrile sales, demand for the Company's acrylonitrile is most significantly influenced by export customers, particularly those that supply acrylic fiber to China. In recent years, the acrylic fiber market has been subject to volatility because of fluctuations in demand from the Chinese market. During most of fiscal 1995, strong demand for acrylic fiber and ABS resins, particularly in China, increased demand for acrylonitrile. However, the Company believes that acrylonitrile demand began to weaken in the third quarter of fiscal 1995 for the same reasons that caused the deterioration in the styrene market. Demand for acrylonitrile from export customers decreased significantly in the fourth quarter of fiscal 1995 as a result of these developments, although export prices and margins did not decrease significantly until the first quarter of fiscal 1996. Average acrylonitrile sales prices declined 29% from fiscal 1995 to fiscal 1996 as a result of weaker market conditions in the Far East.

     According to CMAI, the North American acrylonitrile industry operated at approximately a 97% utilization rate in fiscal 1995 and approximately 93% in fiscal 1996. The Company believes that during fiscal years 1997 and 1998, global industry capacity will increase by approximately 940 million pounds or 9%. As a result of the increased global industry capacity in fiscal years 1997 and 1998, industry utilization rates may decline and price competition may increase during this period.

     Acetic Acid. According to CMAI, the total domestic capacity for acetic acid production is approximately 4.9 billion pounds per year, with the Company's current rated capacity of approximately 800 million pounds per year representing approximately 16% of the total domestic capacity.

     Methanol. The Company completed construction of a world-scale, 150 million gallon per year methanol unit at the Texas City Plant in August 1996.
   Capital investment in the unit and production capacity is shared by the Company and BP. Approximately 50% of the methanol production is used as a raw material in the Company's acetic acid unit. The remaining methanol production is available for the merchant market and for BP's worldwide acetic acid business.

     Plasticizers. The Company's capacity for plasticizers is 280 million pounds per year. The Company has an agreement with BASF pursuant to which the Company will sell all of its plasticizers production to BASF through 1999.

     TBA. The Company operates a TBA production unit with a capacity of 21 million pounds per year. The Company believes that currently there are only three TBA production units in the world: those operated by the Company (21 million pounds capacity), Nitto Chemical Industries Co., Ltd. (3.3 million pounds capacity), and BASF (13 million pounds capacity).

     Sodium Cyanide. The Company operates a sodium cyanide unit at its Texas City Plant which is owned by DuPont. The capacity of this unit is 100 million pounds per year.


    PULP CHEMICALS

     Sodium Chlorate. Historically, sodium chlorate has experienced cycles in capacity utilization, selling prices and profit margins. From 1990 to 1994, the industry had been operating well below rated capacity, resulting in declining product prices, due to significant capacity expansion during the period from 1990 to 1992. Since the mid-1980s, however, North American demand for sodium chlorate has grown at an average annual rate of 10% as pulp mills have accelerated substitution of chlorine dioxide, sodium chlorate's primary derivative, for elemental chlorine in bleaching applications. Chlorine dioxide is a powerful and highly selective oxidizing agent suitable for pulp bleaching. It has the ability to substantially reduce hazardous substances, including dioxins and furans, in bleach plant effluent, as well as produce high-brightness pulp with little or no damage to the cellulose fiber.

     Substitution of chlorine dioxide for elemental chlorine is driven primarily by environmental concerns. Through the end of 1995, approximately 80% to 85% of Canadian bleach plant capacity and approximately 60% to 65% of U.S. bleach plant capacity has been converted to chlorine dioxide. The Environmental Protection Agency ("EPA") has published draft regulations known as "Cluster Rules" which, if enacted, are likely to mandate the elimination of elemental chlorine usage in bleaching applications, resulting in increased substitution of chlorine dioxide for elemental chlorine by the North American pulp and paper industry.

     For information regarding capacity utilization and revenues for each of the Company's principal products, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


   ENVIRONMENTAL AND SAFETY MATTERS

     The Company's operations involve the handling, production, transportation, and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits required for the Company's operations are subject to periodic renewal and may be revoked or modified for cause or when new or revised environmental laws or requirements are implemented.

     New laws or permit requirements and conditions may affect the Company's operations, products, or waste disposal. Past or future operations may result in claims, regulatory action, or liabilities. Expenditures could be required to upgrade wastewater collection, pretreatment or disposal systems, or other matters. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses.

     The Company conducts environmental management programs to maintain compliance with applicable environmental laws. As part of these programs, the Company conducts or commissions reviews of its environmental performance and addresses issues identified. The Company routinely conducts inspection and surveillance programs to detect and respond to any leaks or spills of regulated hazardous substances and to correct any identified regulatory deficiency. To reduce the risk of offsite consequences from any unanticipated event, the Company acquired a greenbelt buffer zone adjacent to the Texas City Plant in 1991. The Company also participates in a regional air monitoring network to monitor ambient air quality in the Texas City community. These programs are part of the Company's commitment to Responsible Care initiatives of the Chemical Manufacturers Association and Canadian Chemical Producers Association.

     During fiscal 1996, the Company was recognized as a 33/50 Environmental Champion by the EPA for surpassing the emission reduction goals of the 33/50 program at the Texas City Plant faster than the EPA's timetable. The voluntary 33/50 program targeted 17 high priority chemicals included in the EPA's Toxic Release Inventory. Six of the 17 chemicals are present at the Company's Texas City Plant. The goal of the program was a 33% reduction in air emissions of these compounds by 1992, compared to 1987 levels, and a 50% reduction by 1995. For the 1995 reporting year, the final year of the 33/50 program, the Company achieved a 71% reduction in the targeted chemicals, including a 95% reduction in hydrogen cyanide emissions by converting this by-product into sodium cyanide, an 83% reduction in benzene emissions primarily by constructing a major wastewater treatment facility, a 66% reduction in toluene and orthoxylene, and a 13% reduction in chromium and nickel compounds. In addition to these improvements, the Company has recently completed an extensive review of the overall environmental condition at its Texas City Plant and has initiated a groundwater monitoring program. No assurances can be given that the Company will not incur material environmental expenditures associated with its facilities, operations, or products.

     Changing and increasingly strict environmental laws and regulations might affect the manufacture, handling, processing, distribution or use of chemical products and the release, treatment, storage or disposal of wastes by the Company. Accordingly, the Company could be required from time to time to make expenditures to upgrade its wastewater collection, pretreatment, or disposal systems at the Texas City Plant.

     Production of chemical products involves the use, storage, transportation, and disposal of materials that may be classified as hazardous or toxic under applicable laws. The Company believes that its procedures for the use, storage, transportation, and disposal of these materials are consistent with industry standards and applicable laws and that it takes precautions to protect its employees and others from harmful exposure to such materials. However, there can be no assurance that past or future operations will not result in exposure or injury or to claims of injury by employees or the public due to the use, storage, transportation, or disposal of these materials.

     Under the Assets Purchase Agreement for the Company's acquisition of the Texas City Plant from Monsanto, Monsanto agreed to be liable and to indemnify the Company for certain environmental liabilities. The contractual indemnity expires upon certain changes of control of the Company. Monsanto has taken the position that the Merger constitutes such a change of control. Accordingly, any future claims the Company may have against Monsanto may necessarily be based upon statutory laws or common law principles, although there can be no assurance that the Company would prevail against Monsanto with respect to any such claim. Based on information currently available, the Company believes the loss of the contractual indemnity will not have a material adverse effect on its financial condition.

     In connection with the Company's purchase of the pulp chemical business in 1992, the seller, Tenneco Canada, Inc. ("Tenneco"), contractually retained liability for costs, damages, fines, penalties and other losses under claims by third parties (including employees and authorities) arising from the ownership or operation of the facilities and businesses prior to the acquisition. The Company is also indemnified against the breach of environmental remediation covenants. These covenants oblige the indemnifying party to do specific remedial work (including decommissioning the old section of the Vancouver facility, which is underway) at the facilities within set time periods, and to do any investigation, monitoring or remedial work required by present or future legislation governing environmental conditions predating the acquisition. The indemnity also protects the Company against losses arising from the remediation of pre-acquisition environmental conditions or from pre-acquisition violations of environmental laws. With the exception of any third-party claims, the losses against which the Company is indemnified do not include consequential damages or lost profits. The Tenneco obligations have been assigned to Albright & Wilson UK Ltd. ("Albright & Wilson") as a result of the sale by Tenneco of certain assets to Albright & Wilson.

     Groundwater data obtained in the course of the acquisition of the pulp chemical business indicated elevated concentrations of certain chemicals in the soil and groundwater at the four Canadian sites. The Company conducted a focused baseline sampling of groundwater conditions beneath its Canadian facilities in connection with Tenneco's indemnification of the Company for preclosing conditions which confirmed the previous data. The Company from time to time has encountered elevated concentrations of chemicals in soils or groundwater at its Canadian plants which it has addressed or is addressing.

     During the course of the acquisition of the pulp chemical facilities by the Company, air emissions sources were reviewed, and any available dustfall and vegetation stress studies were considered. This review indicated emission excursion episodes at specific locations in the scrubber systems at the Thunder Bay, Buckingham, and Vancouver facilities. The conditions at Thunder Bay and Vancouver have been addressed and satisfactorily resolved and the conditions at Buckingham are being addressed. The Company believes that it is otherwise in compliance in all material respects with permit requirements under applicable provincial law for operating emissions sources.

     The Company's pulp chemical business is sensitive to potential environmental regulation. The EPA has published draft regulations which, if enacted, would support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process. Certain environmental groups are encouraging passage of regulations which restrict the amount of AOX (chlorine derivatives) in bleach plant effluent. Increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process significantly reduces the amount of AOX and chlorine derivatives in bleach plant effluent. As long as there is not an outright ban on chlorine containing compounds, regulations restricting AOX or chlorine derivatives in bleach plant effluent should favor the use of chlorine dioxide, thus sodium chlorate. Any significant ban on all chlorine containing compounds could have a material adverse effect on the Company's financial condition and results of operations.

     British Columbia has a regulation in place that would effectively eliminate the use of chlorine dioxide in the bleaching process by the year 2002. The pulp and paper industry is working to change this regulation and believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit. In the event such a regulation was implemented, the Company would seek to sell its products to customers in other markets. The Company is not aware of any other laws or regulations currently in place in North America which would restrict the use of the product.

     Emissions into the air from the Texas City Plant are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal law. The Texas City Plant is located in an area that is classified by the EPA as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds ("VOCs") and nitrogen oxide ("NOx"). Additional requirements were issued in fiscal 1994 and modified in fiscal 1996 by the Texas Natural Resource Conservation Commission in order to achieve ambient air quality standards for ozone. These measures may substantially increase the Company's NOx control costs in the future, although the cost and full impact, if any, cannot be determined at this time.

     Additionally, the Clean Air Act Amendments of 1990 authorize new federal permit requirements and provisions governing toxic and criteria air contaminants. The Company has incurred and will incur additional costs to comply with this law and with requirements issued by the State of Texas to control VOCs and NOx, as will all other similarly situated organic chemical manufacturing facilities.

     The Company believes that it is in compliance in all material respects with applicable environmental law. However, there can be no assurance that past practices or future operations will not result in material claims or regulatory action or require material environmental expenditures.

   EMPLOYEES

     As of September 30, 1996, the Company had approximately 1,200 employees, including approximately 300 at its facilities in Canada. Approximately 60% of the employees at the Company's manufacturing facilities are covered by union agreements. The primary union agreement is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas, and covers all hourly employees at the Texas City Plant. The Company signed a new labor agreement in May 1996 which is subject to renegotiation in April 1999. The new agreement increases the flexibility of work rules which the Company believes will increase the overall efficiency of the Texas City Plant. Employees at the Vancouver plant are represented by the Pulp, Paper and Woodworkers Union. The Vancouver agreement was renegotiated in November 1994 and is subject to further renegotiation in November 1997. Employees at the Buckingham plant are represented by either the Energy and Chemicals Workers Union or an office and professional workers union. Both Buckingham agreements were negotiated in November 1994 and are subject to renegotiation in November 1997. The Company believes its relationship with its employees is good.


   INSURANCE

     The Company currently maintains $500 million of coverage for property damage to its Texas City Plant and resulting business interruption. Although the Company carries such insurance, it has only one styrene manufacturing facility and one acrylonitrile manufacturing facility; thus, a significant interruption in the operation of either facility could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company maintains $338 million of combined coverage for property damage and resulting business interruption for its pulp chemical operations. The Company also maintains other insurance coverages for various risks associated with its business. There is no assurance that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance. From time to time various types of insurance for companies in the chemical industry have been very expensive or, in some cases, unavailable. There is no assurance that in the future the Company will be able to maintain its existing coverage or that the premiums will not increase substantially.


   ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located in Houston, Texas, and are subleased through Citicorp, N.A.

     The Company's Texas City Plant is located approximately 45 miles south of Houston in Texas City, Texas, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. The Company has facilities to load its products in trucks, railcars, barges and ocean-going tankers for shipment to customers. The site offers room for future expansion and includes a greenbelt around the northern edge of the plant site.

     The Company's Texas City Plant comprises seven basic operating units which can be divided into three groups based on the chemistry involved. One group of operating units involves synthesis gas chemistry (carbon monoxide and hydrogen), and its facilities include the acetic acid unit, three plasticizer units (oxo-alcohol, phthalic anhydride and linear phthalate esters), and the methanol unit. Carbon monoxide and hydrogen are utilized as feedstocks in the oxo-alcohol manufacturing process and carbon monoxide and methanol are utilized as feedstocks to produce acetic acid. As described in Item 1 under the caption "Recent Developments," a new partial oxidation unit was constructed by Praxair at the Texas City Plant to supply carbon monoxide and hydrogen to the Company. The synthesis gas reformer is now used in the methanol unit. A second group of operating units involves acrylonitrile and hydrogen cyanide chemistry, and its facilities include the acrylonitrile unit, the TBA unit, and the sodium cyanide unit. Ammonia and propylene are used as feedstocks in the acrylonitrile process and hydrogen cyanide, a by-product of that process, is used as a feedstock for the other units in this second group and is also burned as fuel. The third operating group is based on ethylene and benzene chemistry and its facilities comprise the ethylbenzene and styrene units. Although the styrene unit is independent of the rest of the Texas City Plant from a feedstock and by-product standpoint, it is the cornerstone of the Texas City Plant's energy balance as it uses large quantities of by-product steam generated by the acrylonitrile and phthalic anhydride units, thus reducing the demands on the

   Company's steam generating facility. In this way, the Texas City Plant's utilities system links the three operating groups together in an effort to minimize utility costs. This integration results in cost efficiencies without significantly compromising the operating flexibility of the individual product units.

     The Company owns or leases all of the real property which comprise its Texas City Plant and all of the facilities and equipment located there, other than the sodium cyanide unit which is owned by DuPont, a cogeneration facility owned by a joint venture between the Company and Praxair Energy Resources, Inc., and the new partial oxidation unit constructed at the site by Praxair. Following the expiration of its ten-year lease with BP on July 31, 1996, legal title to the acetic acid unit reverted to the Company. The Company also owns storage facilities, approximately 200 rail cars and an acetic acid barge. In addition, the Company subleases approximately 20,000 square feet of office space in Houston, Texas for its corporate headquarters and leases several storage facilities in the U.S. and Korea.

     The Company's pulp chemical business includes four manufacturing plants in Canada and one in Valdosta, Georgia, currently nearing completion. The Buckingham, Quebec and Vancouver, British Columbia sites are approximately 20 acres each and are owned by the Company. The Thunder Bay, Ontario and Grande Prairie, Alberta sites are leased by the Company. The new plant is being constructed in conjunction with, and will be leased from, the Valdosta-Lowndes County Industrial Authority. The Company also leases approximately 325 rail cars. Headquarters for the Canadian operations is located in Toronto in an approximately 50,000 square foot single story office building owned by the Company. The building is situated on 6.56 acres owned by the Company and serves as the headquarters for the pulp chemical business and its respective laboratories.

     The Company believes that these properties and equipment are sufficient to conduct the Company's business.

     See Item 1. "Business" for other information required by this item.


   ITEM 3. LEGAL PROCEEDINGS

     The information set forth under the caption "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" is incorporated herein by this reference. The cause numbers, the styles of the cases, the courts in which the cases are pending and certain other information with respect to the matters described in Note 7 are set forth below.

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

     AMMONIA RELEASE LAWSUITS:

     1. Otis Pointer Jr., individually and on behalf of all others similarly situated, v. Sterling Chemicals, Inc., Paul Saunders and an unknown chemical operator; Cause No. 94CV0514; In the 56th Judicial District Court of Galveston County, Texas ("Pointer").
     2. Holly Benefiel, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV0246; In the 56th Judicial District Court of Galveston County, Texas.
     3. Lilly Gordon, et al. v. Sterling Chemicals, Inc.; Cause No. 95-36592; In the 281st Judicial District Court of Harris County, Texas ("Gordon").
     4. Versell Allums, et al. v. Sterling Chemicals, Inc., Paul Saunders and an unknown chemical operator; Cause No. 95CV1017; In the 10th Judicial District Court of Galveston County, Texas.
     5. Maurice Benson, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1265; In the 56th Judicial District Court of Galveston County, Texas.

     6. Rodney Curry, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1263; In the 122nd Judicial District Court of Galveston County, Texas.
     7. Jayson Rhodes, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1266; In the 10th Judicial District Court of Galveston County, Texas.
     8. Darrell Vick, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1262; In the 122nd Judicial District Court of Galveston County, Texas.
     9. Nathaniel Barron, et al. v. Sterling Chemicals, Inc. and Paul Saunders; Cause No. 96CV0103; In the 10th Judicial District Court of Galveston County, Texas.
     10. Melton Avie, et al. v. Sterling Chemicals, Inc., BP America, Inc., BP Chemicals America, Inc., n/k/a BP Chemicals, Inc., Allen Bolen, and Paul Saunders; Cause No. 96CV0377; In the 56th Judicial District Court of Galveston County, Texas.
     11. Feliciana Cantu, et al. v. Sterling Chemicals, Inc.; Cause No. 664459; In the County Civil Court at Law No. 4 of Harris County, Texas.
     12. Lee Arvie, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0431; In the 56th Judicial District Court of Galveston County, Texas.
     13. Edwin Laday v. Sterling Chemicals, Inc.; Cause No. 96CV0430; In the 212th Judicial District Court of Galveston County, Texas.
     14. Earl Rivas and Rosie Rivas v. Sterling Chemicals, Inc., Sterling Chemical Company, Sterling Chemical Company, Inc., B.P. Chemicals, Inc., B.P. Chemicals America, Inc., Paul Saunders, and Allan Bolen; Cause No. 96CV0438; In the 10th Judicial District Court of Galveston County, Texas.
     15. Bertha L. Anderson, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0440; In the 122nd Judicial District Court of Galveston County, Texas.
     16. Carl Terry, et al. v. Sterling Chemicals, Inc. and Paul Saunders; Cause No. 96CV0436; In the 212th Judicial District Court of Galveston County, Texas.
     17. Phyllis Cormier, et al. v. Sterling Chemicals, Inc.; Cause No. 96-023195; In the 269th Judicial District Court of Harris County, Texas.
     18. Nita Moore, et al. v. Sterling Chemicals, Inc.; Cause No. 96-22420; In the 270th Judicial District Court of Harris County, Texas.
     19. Mattie Moses, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0458; In the 56th Judicial District Court of Galveston County, Texas.
     20. Prince Ella Green and James Green v. Sterling Chemicals, Inc.; Cause No. 96CV0454; In the 212th Judicial District Court of Galveston County, Texas.
     21. Jacqueline Lynch, et al. v. Sterling Chemicals, Inc.; Cause No. 43353; In the County Court at Law No. 2 of Galveston County, Texas.
     22. Gloria Cotton, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0446; In the 122nd Judicial District Court of Galveston County, Texas.
     23. Phyllis Joiner, et al. v. Sterling Chemicals, Inc.; Cause No. 56189; In the Justice of the Precinct No. 1, Galveston County, Texas.
     24. Timothy McClurkin, Sr. v. Sterling Chemicals, Inc.; Cause No. 96CV0451; In the 56th Judicial District Court of Galveston County, Texas.
     25. Allen E. Kitchens v. Sterling Chemicals, Inc., et al.; Cause No. 43,352; In the Galveston County Court, Galveston County, Texas.
     26. Patricia A. Glover v. Sterling Chemicals, Inc., Paul Saunders, Allen Bolen, et al.; Cause No. 96CV0459; In the 212th Judicial District Court of Galveston County, Texas.
     27. Wayne R. Lee v. Sterling Chemicals, Inc.; Cause No. 96CV0467; In the 10th Judicial District Court of Galveston County, Texas.

     The following ammonia lawsuits against the Company have been dismissed by voluntary non-suit, however, the plaintiffs in these lawsuits have maintained their claims against the Company by filing Pleas-in-Intervention in either Pointer or Gordon referenced above:

     1. Bobbie J. Adams, et al. v. Sterling Chemicals, Inc.; Cause No. 94CV0764; In the 56th Judicial District Court of Galveston County, Texas.
     2. Courtney Adomond, et al. v. Sterling Chemicals, Inc.; Cause No. 94CV0947; In the 56th Judicial District Court of Galveston County, Texas.

     3. Caroll Allen, et al. v. Sterling Chemicals, Inc.; Cause No. 94CV1147; In the 212th Judicial District Court of Galveston County, Texas
     4. Richard Gayton, individually and as next friend of Ruben Gayton, et al.
   v. Sterling Chemicals, Inc., Paul Saunders and an unknown chemical operator; Cause No. 95-43771; In the 55th Judicial District Court of Harris County, Texas.
     5. Connie Alaniz and Emilio Alaniz, et al. v. Sterling Chemicals, Inc., Paul Saunders and Terry Bellard; Cause No. 95CV1011; In the 10th Judicial District Court of Galveston County, Texas.
     6. Anita R. Afriyie, et al. v. Sterling Chemicals, Inc., Paul Saunders and Terry Bellard; Cause No. 95CV0997; In the 122nd Judicial District Court of Galveston County, Texas.
     7. Beverly D. Mitchell, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 94CV1312 in the 56th Judicial District Court of Galveston County, Texas.

     The following ammonia lawsuit was settled in August 1996:

     Guadalupe Trevino v. Sterling Chemicals, Inc.; Cause No. 42634; In the Probate and County Court of Galveston County, Texas.


   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 20, 1996, a Special Meeting of the Company's stockholders was held for the purpose of approving an Amended and Restated Agreement and Plan of Merger, dated April 24, 1996, pursuant to which, among other things, STX Acquisition Corp. would be merged with and into the Company, the Company would become a holding company through the transfer of its assets to an operating subsidiary, and the existing stockholders of the Company could elect to either retain their shares of stock (subject to certain limitations) or receive $12.00 cash per share. The results of the stockholders vote on the Merger were as follows: 40,618,219 votes for, 1,812,182 votes against or withheld, 226,727 abstentions, and 13,032,863 shares not voting.
   Accordingly, the Merger was approved and was consummated on August 21, 1996.

                                    PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     There is no established public trading market for Holdings' common stock, par value $.01 per share ("Common Stock"), although the Common Stock is traded on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "STXX". Prior to the Merger, the Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol "STX". The following table sets forth the price range of the Common Stock during the fiscal years ended September 30, 1996 and September 30, 1995. Information for the fourth quarter of fiscal 1996 reflects high and low sales prices on the NYSE for the period of July 1 through August 21, and high and low sales price information as reported on the OTC Electronic Bulletin Board for the period of August 22 through September 30.

                    First       Second    Third     Fourth
                   Quarter      Quarter  Quarter    Quarter
                   -------      -------  --------  ---------
   1996 High       $ 9 1/4      $13      $13 1/8    $12 1/2
        Low        $ 7 1/2      $ 8      $11 1/8    $10 7/8


   1995 High        $13 7/8     $14      $13        $12 7/8
        Low         $ 9 3/4     $10 7/8  $10 1/4    $ 8 1/4



     As of September 30, 1996, there were approximately 280 record holders of Common Stock.

     Holdings has not paid dividends on the Common Stock in any of the last three fiscal years and does not anticipate paying dividends in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of Holdings and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of dividends on the Common Stock is restricted by the terms of the indenture governing the 13 1/2% Senior Secured Discount Notes Due 2008 ("Discount Notes"), and indirectly restricted by the terms of the Chemicals Credit Facility and the indenture governing the 11 3/4% Senior Subordinated Notes Due 2006 ("Subordinated Notes") which restrict the ability of Chemicals to transfer funds to Holdings.

   ITEM 6. SELECTED FINANCIAL DATA OF THE COMPANY

   The following table sets forth selected financial data with respect to the Company's consolidated financial condition and consolidated results of operations and should be read in conjunction with the Company's Consolidated Financial Statements and related notes in Item 8 of this Form 10-K.


                                                             Year Ended September 30,
                                          ------------------------------------------------------------
                                          1996/(2)/       1995          1994         1993         1992
                                          ----            ----          ----         ----         ----
OPERATING DATA:                                          (In Thousands Except Per Share Data)

   Revenues                               $   790,465     $1,030,198    $700,840     $518,821    $430,529

   Gross profit                               111,426        271,618      93,924       40,919      27,882

   Net income (loss)                           31,604        150,049      19,132       (5,420)     (5,890)

   Net cash provided by (used in)              63,601        191,838      75,249       48,114      (3,752)
     operating activities

  Net cash used in investing activities       (95,957)       (53,962)     (9,737)     (12,175)    (20,424)

   Net cash provided by (used in)               7,190       (109,017)    (64,874)     (37,057)     23,752
     financing activities

   EBITDA/(1)/                                121,200        281,480     108,600       52,477      40,967

PER SHARE DATA:

   Net income (loss) per share                   0.62           2.70        0.34        (0.10)      (0.11)
   Cash dividends                                   -              -           -         0.06       0.245

BALANCE SHEET DATA:

   Working capital                        $    76,933     $   74,620    $ 20,809     $ 30,952    $ 56,787

   Total assets                               689,684        609,939     580,925      546,754     608,470

   Long-term debt (excluding current          714,632        103,581     192,621      263,894     300,220
   maturities)

   Shareholders' equity (deficiency in       (272,439)       239,318      89,734       70,336      87,343
   assets)

   __________

     /(1)/EBITDA (Earnings before interest, taxes, depreciation, amortization, stock appreciation rights ("SARs"), and certain merger-related expenses) is presented to further enhance understanding of the Company's results of operations and cash flows. It is not intended as an alternative measure of performance to net income. With certain adjustments, EBITDA is the basis for payments to employees under the Company's profit sharing plans.

     /(2)/See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing.

   SELECTED FINANCIAL DATA FOR CHEMICALS

     The following table sets forth selected financial data with respect to Chemical's consolidated financial condition and consolidated results of operations and should be read in conjunction with Chemical's Consolidated Financial Statements and related notes in Item 8 of this Form 10-K.

                                                      Period from
                                           May 14, 1996 (Date of Inception)
                                                to September 30, 1996/1/
                                           --------------------------------
                                                 (Dollars in Thousands)

            OPERATING DATA:

             Revenues                            $  83,410

             Gross profit                              363

             Net income                                174

            BALANCE SHEET DATA:

             Working capital                     $  77,299

             Total assets                          685,451

             Long-term debt (excluding             619,875
             current maturities)

             Stockholders' equity                 (184,302)
             (deficiency in assets)


     /1/See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities, other than those related to merger activities.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW

     Holdings is a holding company whose only material asset is Chemicals. Holdings' only material liability is its obligation to repay the Discount Notes issued in connection with the Merger. Chemicals and its subsidiaries own substantially all of the consolidated operating assets and are obligated for substantially all liabilities of the Company other than the Discount Notes. The Merger that occurred on August 21, 1996 and related financings were accounted for as a recapitalization, with no change in the basis of the assets and liabilities of Chemicals. Other than the additional interest expense associated with the Discount Notes, the results of operations for the Company are the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals for the period ended September 30, 1996, would not, in the opinion of the Company, provide any additional meaningful information.

     The primary markets in which the Company competes, especially styrene and acrylonitrile, are cyclical and are sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general worldwide economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in overcapacity and declining prices and margins. Large global capacity additions of styrene and acrylonitrile are projected to be completed during fiscal years 1997 and 1998. For styrene, approximately 7.2 billion pounds of new capacity is expected, and for acrylonitrile, approximately 940 million pounds of new capacity is expected. The Company believes that these announced global capacity additions in styrene and acrylonitrile will result in overcapacity for these markets in fiscal years 1997 and 1998. The resulting impact on prices and margins began to negatively affect the Company's results in the last half of fiscal 1996. Demand growth is generally driven by new applications and the substitution of petrochemical-based plastics and fibers for materials, such as metals, paper, glass, wood, and cotton. Demand from the Far East, particularly China, tends to have a disproportionate impact on the global markets for styrene and acrylonitrile due to both volume and volatility of the region's demand. Although direct sales to China were approximately only 1% of total revenues in fiscal 1996, much of the Company's Far Eastern petrochemical product demand is ultimately driven by Chinese demand for downstream products. In fiscal 1996, the Company's export sales to the Far East and total export sales were approximately 22% and 34%, respectively, of its total sales.

     The Company primarily sells its petrochemical products pursuant to multi-year contracts and high volume spot transactions in both the domestic and export markets. This long-term, high volume focus allows the Company to maintain relatively low selling, general and administrative expenses relating to product marketing. Prices for the Company's commodity chemicals are determined by global market factors, including changes in the cost of raw materials, that are largely beyond the Company's control, and, except with respect to certain of its multi-year contracts, the Company generally sells its products at prevailing market prices.

     During the past five years, the Company's results of operations have varied significantly from year to year primarily as a result of cyclical changes in the markets for its primary products. The Company has attempted to stabilize these fluctuations by manufacturing two product groups, petrochemicals and pulp chemicals, which have historically been subject to different market dynamics, including timing differences in their respective cyclical upturns and downturns.

     Despite this diversification, however, prolonged or severe softness in the market for any of its principal products, particularly styrene and acrylonitrile, will adversely affect the Company. Although earnings from styrene and acrylonitrile are expected to be significantly impacted by the global petrochemical capacity increases in fiscal years 1997 and 1998, this impact should be partially offset by the pulp chemical business which is expected to benefit from growing demand for generators and sodium chlorate and the 30% increase in the Company's sodium chlorate capacity as a result of completion of the Valdosta, Georgia plant. There can be no assurance, however, that such favorable results in the pulp chemical business will be realized.

     In addition, the Company markets substantial volumes of petrochemicals (approximately 50%, 54% and 51% of total sales volumes in fiscal years 1996, 1995, and 1994, respectively) and generates substantial revenues

   (approximately 36%, 30%, and 32% of total revenues in fiscal years 1996, 1995, and 1994, respectively) under conversion agreements. Under these agreements, the customer furnishes raw materials which the Company processes in exchange for a fee designed to cover its fixed and variable costs of production. The conversion agreements allow the Company to maintain lower levels of working capital and, in some cases, to gain access to certain improvements in manufacturing process technology. The Company believes that its conversion agreements help insulate the Company to some extent from the effects of declining markets and increases in raw material prices while allowing it to share in the benefits of favorable market conditions for most of the products sold under these arrangements.

     In fiscal 1995, the Company began a three-year, $200 million capacity expansion and modernization program. Approximately 75% of the capital expenditures were completed by the end of fiscal 1996, and the balance will be completed in future periods. Through this program, the Company has expanded its total annual petrochemical production capacity including capacity additions of 200 million pounds of styrene, 200 million pounds of acetic acid, and 150 million gallons of methanol. In addition, the Company will increase its sodium chlorate production capacity by 30% or 110,000 tons upon completion of the Valdosta, Georgia plant. Future capital expenditures are expected to be funded from operating cash flow and borrowings under its revolving credit facility.

     Notwithstanding the anticipated weakness in the styrene and acrylonitrile markets, the Company believes that cash flow from operations, together with funds available under its revolving credit facility will be adequate to make the required payments of principal and interest due in fiscal 1997.

   LIQUIDITY AND CAPITAL RESOURCES

     On August 21, 1996, in connection with the Merger, the Company completed debt and equity transactions resulting in a recapitalization of the Company (collectively, the "Transaction"). The following table sets forth the sources and uses of funds to effect the Transaction, which was accounted for as a recapitalization with no impact on the historical basis of the assets and liabilities of the Company. See Notes 1 and 4 of Notes to Consolidated Financial Statements for further information on the Transaction and the terms of the debt instruments, including definitions of certain terms.

            Sources of Funds              Dollars in Millions
            ----------------              -------------------

           Revolving credit facility                   $  6.4
           Term loans                                   350.0
           ESOP term loan                                 6.5
           Subordinated notes                           275.0
           Discount notes and warrants                  100.0
           Equity private placement                      70.7
           Cash from operations                          10.3
                                                       ------

             Total                                     $818.9
                                                       ======

            Uses of Funds
            -------------

           Purchase of common stock                    $608.3
           Purchase of other equity
            interests                                    14.6
           Repayment of outstanding debt                142.7
           Chemicals ESOP loan                            6.5
           Transaction expenses and fees                 46.8
                                                       ------

                                                       $818.9
                                                       ======

     As a result of the Transaction, the Company is highly leveraged with significantly increased cash requirements for debt service. At September 30, 1996, long-term debt (including current maturities) was $726 million and deficiency in assets was $(272) million as a result of recapitalization accounting.

     The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, will be affected by cash requirements for debt service. The Credit Agreement and the indentures governing the Subordinated Notes and the Discount Notes (collectively, the "Indentures") contain numerous financial and operating covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions and refinance existing indebtedness. The Company's ability to comply with the terms of these various debt agreements (including its ability to comply with such covenants) and to meet its debt service obligations will depend on the future performance of the Company. As a result of weaker than expected market conditions for styrene and acrylonitrile during the first quarter of fiscal 1997 and costs that were expensed related to the Merger in the fourth quarter of fiscal 1996, the Company may not be in compliance with its leverage ratio covenant under the Credit Agreement as of the end of the first quarter of fiscal 1997. If needed, the Company intends to obtain a waiver to correct any such noncompliance. The Company expects to be in compliance with all the other coverage ratios under the Credit Agreement as of December 31, 1996, but there can be no assurance in this regard nor can there be any assurance that the requisite waiver will be obtained with respect to the leverage ratio covenant. The Credit Agreement also requires that certain amounts of Excess Cash Flow (as defined) be used to prepay amounts outstanding under the Term Loans. The first such mandatory prepayment is not required to be made until January 1998.

     The Company intends to meet its liquidity needs for operating activities and capital expenditures (other than acquisitions) through internally generated funds and, to the extent necessary, borrowings under the revolving credit facility. The Company believes that such sources of funds will be sufficient to permit the Company to meet its liquidity needs during fiscal 1997.

     The Credit Agreement and the indenture for the Subordinated Notes contain provisions which restrict the payment of advances, loans and dividends from Chemicals to Holdings. The most restrictive of those covenants limits such payments during fiscal 1997 to approximately $1.6 million plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement. Such restriction is not expected to limit Holdings' ability to meet its obligations in fiscal 1997.

     Working Capital. Working capital at September 30, 1996 was $77 million, an increase of $2 million from September 30, 1995. This increase was the result of the following changes:

             Current Assets                    Current Liabilities
             --------------                    -------------------
             (In Millions)                         (In Millions)

   Cash and cash equivalents    $(25)       Accounts payable               $ 5
   Inventories                   (14)       Accrued liabilities              2
   Accounts receivable            21        Current portion long-term debt   6
   Other                           7
                                ----                                       ---
                                $(11)                                      $13

     ( ) - Decrease in assets, increase in liabilities.

     Cash Flow. Net cash provided from operations was $64 million for fiscal 1996, a decrease of $128 million compared to fiscal 1995. This decrease primarily resulted from decreased earnings during fiscal 1996. Net cash flow used in investing activities was $96 million in fiscal 1996 compared to $54 million in fiscal 1995. The increase was primarily due to additional expenditures made as a part of the Company's three-year capital spending program. Net cash flow provided by financing activities was $7 million in fiscal 1996 compared to net cash flow used of $109 million in fiscal 1995.
   In fiscal 1995, net cash flow used in financing activities primarily resulted from utilizing cash flow from operations to reduce long-term debt.

     Capital Expenditures. In fiscal 1995, the Company initiated its three-year, $200 million capital spending program. As of September 30, 1996, the Company has spent approximately 75% of the capital program. Capital expenditures for fiscal 1996 were $96 million compared to $54 million in fiscal 1995. The fiscal 1996 capital expenditures were primarily for the expansion of the acetic acid unit, construction of the methanol unit, and construction of the Valdosta, Georgia sodium chlorate plant. The fiscal 1995 capital expenditures were primarily for plant instrumentation modernization and process improvements, the acetic acid expansion, and construction of the methanol unit and the new sodium chlorate plant. The acetic acid expansion was completed in June 1996, the methanol unit was completed in August 1996, and the Valdosta plant is expected to be on stream by January 1, 1997.

     Capital expenditures are expected to be approximately $33 million in fiscal 1997, with about $18 million dedicated to the petrochemical business and $15 million dedicated to the pulp chemical business. Capital expenditures for the petrochemical business will be primarily for process modernization in styrene and acrylonitrile and routine safety, environmental and replacement capital. Capital expenditures for the pulp chemical business will be primarily for completion of the Georgia sodium chlorate plant.

     The Company's capital expenditures for environmentally-related prevention, containment and process improvements were $2 million and $3 million for fiscal years 1996 and 1995, respectively. The Company does not anticipate a material increase in these types of expenses during fiscal 1997. During both fiscal years, the Company did not incur any other infrequent or non-recurring material environmental expenditures which were required under existing environmental regulations. See "Certain Known Events, Trends and Uncertainties - Environmental and Safety Matters."

     The Company routinely incurs expenses associated with hazardous substance management and pollution prevention in ongoing operations. These operating expenses include items such as depreciation on its waste treatment facilities, outside waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $47 million and $45 million for fiscal years 1996 and 1995, respectively. The Company does not anticipate a material increase in these types of expenses during fiscal 1997. The Company considers these types of environmental expenditures normal operating expenses and includes them in cost of goods sold.

     Acquisitions. A part of the Company's business strategy is to implement a focused acquisition strategy, targeting chemical businesses and assets which would strengthen the Company's existing market positions, provide upstream or downstream integration or produce complementary chemical products. As previously discussed, the Company's ability to consummate acquisitions may be limited by restrictions in its debt agreements, results of operations and industry conditions. Though there can be no assurance, the Company currently believes that, if such acquisition opportunities arise, it will be able to obtain the necessary approval from its existing lenders and obtain additional financing, as necessary, to consummate such acquisitions.

     Foreign Exchange. The Company enters into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The Company does not engage in currency speculation. The forward foreign exchange contracts have varying maturities with none exceeding 18 months.
   The Company makes net settlements of U.S. dollars for Canadian dollars at rates agreed to at inception of the contracts. The Company had a notional amount of approximately $30 million and $26 million of forward foreign exchange contracts outstanding to buy Canadian dollars at September 30, 1996 and 1995, respectively. The deferred gain on these forward foreign exchange contracts at September 30, 1996 and 1995 was immaterial.


   ACCOUNTING CHANGES

     The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. Under SFAS No. 123, companies are permitted to either adopt this new standard and record expenses for stock options and other stock-based employee compensation plans based on their fair value at date of grant, or continue to apply its current accounting policy under Accounting Principles Board ("APB") Opinion No. 25 and increase its footnote disclosure. The Company will continue to apply APB Opinion No. 25, and in fiscal 1997 will increase its footnote disclosure to include the pro-forma impact on net income and earnings per share of the application of the fair value based method of accounting.

     The Company will adopt SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1997. Issued in March 1995, SFAS No. 121 sets forth guidance on how to measure an impairment of long-lived assets and when to recognize such an impairment.
   The adoption of the new standard is not expected to have a material impact on the Company's financial position or results from operations.


   CERTAIN KNOWN EVENTS, TRENDS, UNCERTAINTIES AND RISK FACTORS

     Petrochemical Raw Material Prices and Availability. For each of the Company's petrochemical products, the cost of raw materials and utilities is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices is critical to the success of the Company's business. The Company does not produce any of its major raw materials (benzene, ethylene, propylene, ammonia, and natural gas), although a methanol unit was completed in August 1996 as described above. This unit supplies the methanol required in acetic acid production.

     These materials are all commodity petrochemicals and the price for each can fluctuate widely for a variety of reasons, including changes in the availability of these products because of major capacity additions or significant plant operating problems. Although no assurances can be given, the Company believes that it will continue to secure adequate supplies of all its raw materials at acceptable prices.

     Cyclical Markets for Products; Capacity Increases on Key Petrochemical Products. The prices of the Company's petrochemical and pulp chemical products have been cyclical and sensitive to overall supply relative to demand and the level of general business activity. Large global capacity additions of styrene and acrylonitrile are projected to be completed in fiscal years 1997 and 1998. For styrene, approximately 7.2 billion pounds of new capacity is expected, and for acrylonitrile, approximately 940 million pounds of new capacity is expected. The Company believes that these announced global capacity additions in styrene and acrylonitrile will result in overcapacity for these markets in fiscal years 1997 and 1998. The resulting impact on prices and margins began to negatively affect the Company's results of operations negatively in the last half of fiscal 1996.

     Environmental and Safety Matters. The Company's operations involve the handling, production, transportation and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits which are required for the Company's operations are subject to periodic renewal and may be revoked or modified for cause.

     At its Texas City Plant, the Company has reduced emissions of targeted chemicals 71% from 1987 levels under the EPA's voluntary 33/50 program. These reductions included a 95% reduction in hydrogen cyanide emissions and an 83% reduction in benzene emissions. Additionally, the Company will initiate appropriate actions or preventive projects necessary to insure that the facility continues to operate in a safe and environmentally responsible manner. No assurances can be given that the Company will not incur material environmental expenditures associated with its facilities, operations or products.

     The Company's sodium chlorate market is sensitive to potential environmental regulation. In general, environmental regulations support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process. Certain environmental groups are encouraging passage of regulations which restrict the amount of Absorbable Organic Halides (AOX) or chlorine derivatives in bleach plant effluent. Increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process significantly reduces the amount of AOX and chlorine derivatives in bleach plant effluent. As long as there is not an outright ban on chlorine-containing compounds, regulations restricting AOX or chlorine derivatives in bleach plant effluent should favor the use of chlorine dioxide, thus sodium chlorate. Any significant ban on all chlorine-containing compounds could have a material adverse effect on the Company's financial condition and results of operations.

     British Columbia has a regulation in place that would effectively eliminate the use of chlorine dioxide in the bleaching process by the year 2002. The pulp and paper industry is working to change this regulation and believes that the ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit. The Company is not aware of any other laws or regulations existing in North America which would restrict the use of the product.

     Legal Proceedings. The information under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" herein is incorporated by reference.

     High Financial Leverage. As a result of the Merger, the Company had consolidated indebtedness of $726 million and deficiency in assets of $(272) million at September 30, 1996. The Company's high degree of leverage could have important consequences, including the following: (i) the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, if needed, may be restricted; (ii) a substantial portion of cash flow from operations will be dedicated to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) the degree of leverage may make the Company more vulnerable to a downturn in its businesses or the economy generally.

     Substantial Restrictions and Covenants. The Company's debt instruments contain numerous financial and operating covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in certain mergers and acquisitions and refinance existing indebtedness. These covenants may limit the Company's ability to pursue its planned acquisition strategy. In the event of a change of control, the Company will be required, subject to certain conditions, to offer to purchase all outstanding Discount Notes and Subordinated Notes, respectively, at a price equal to 101% of the Accreted Value with respect to the Discount Notes, and 101% of the principal amount, with respect to the Subordinated Notes, plus accrued interest. The ability of the Company to comply with such covenants and other terms of its debt instruments and to satisfy its other debt obligations will depend on the future performance of the Company.

     Highly Competitive Industry. The industry in which the Company operates is highly competitive. Many of the Company's competitors, particularly in the petrochemical industry, are larger and have substantially greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity may reduce the Company's ability to maintain profit margins or its ability to preserve its market share, or both. Such developments could have a negative impact on the Company's ability to obtain higher profit margins, even during periods of increased demand for the Company's products.


     Dependence on Texas City Plant. All of the Company's petrochemicals, including all of its styrene and acrylonitrile, are produced at the Texas City Plant. Significant unscheduled downtime at the Texas City Plant due to equipment breakdowns, interruptions in the supply of raw materials, power failures, natural forces or any other cause, including the normal hazards associated with the production of petrochemicals, could materially adversely affect the Company. Although the Company maintains insurance, including business interruption insurance, that it considers to be adequate under the circumstances, there can be no assurance that a significant interruption in the operation of the Texas City Plant would not have a material adverse effect on the Company's financial condition and results of operations.

     Ability to Complete Acquisitions. A significant element of the Company's business strategy is to pursue strategic acquisitions that either expand or complement the Company's products. The financing for such acquisitions will likely affect the Company's capitalization. There can be no assurance that the Company will be able to identify and make acquisitions on terms favorable to it or that the Company will be able to obtain financing for such acquisitions on terms the Company finds acceptable. In addition, the Indentures and the Credit Agreement substantially limit the Company's ability to incur additional debt to finance such acquisitions.

     Long-Term Contracts and Significant Customers. The Company sells substantial portions of its styrene and acrylonitrile production under long-term contracts, and sells all of its acetic acid and plasticizers production under long-term contracts with single customers. These contracts are intended to provide some stability if demand for or prices of these products decline significantly, but also limit the Company's ability to take full advantage of attractive market conditions during periods of higher prices for these products. During fiscal 1996, a significant portion of the Company's production from the Texas City Plant was dedicated to multi-year contracts with Monsanto, Bayer, BP, and BASF. Under certain market conditions, the loss of one or more of these customers or a material reduction in the amount of product purchased by one or more of them could have a material adverse effect on the Company.

     Foreign Operations, Country Risks and Exchange Rate Fluctuations. Approximately 20% of the Company's fiscal 1996 revenues were derived from its Canadian-based pulp chemical business and approximately 34% were derived from export sales. International operations and exports to foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, earnings of foreign subsidiaries and intercompany payments are subject to foreign income tax rules that may reduce cash flow available to meet required debt service and other obligations of the Company.

     Since the Company derives most of its pulp chemical revenues from production and sales by subsidiaries within Canada, the Company has organized its subsidiary structure and its operations in part based on certain assumptions about various Canadian tax laws, currency exchange and capital repatriation laws and other relevant laws. While the Company believes that such assumptions are correct, there can be no assurance that Canadian taxing or other authorities will reach the same conclusion. If such assumptions are incorrect, or if Canada were to change or modify such laws or the current interpretation thereof, the Company may suffer adverse tax and financial consequences.

     A portion of the Company's expenses and sales are denominated in Canadian dollars, and accordingly, the Company's revenues, cash flows and earnings may be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar, which may also have adverse tax consequences. In addition, because a portion of the Company's sales, cost of goods sold and other expenses are denominated in Canadian dollars, the Company has a translation exposure to fluctuations in the Canadian dollar against the U.S. dollar. These currency fluctuations could have a material impact on the Company as increases in the value of the Canadian dollar have the effect of increasing the U.S. dollar equivalent of cost of goods sold and other expenses with respect to the Company's Canadian production facilities. The Company enters into forward foreign exchange contracts to hedge such exposure for periods consistent with its committed exposure, but does not engage in currency speculation.

   RESULTS OF OPERATIONS

     The following table sets forth revenues, gross profit and operating income for the Company's primary product groups for the years ended September 30, 1996, 1995, and 1994.


                                  Year Ended
                                September 30,
                         1996       1995      1994
                        ------     ------    ------
                           (Dollars in millions)
   REVENUES:
   Petrochemicals.....   $ 633     $  886     $ 578
   Pulp Chemicals.....     157        144       123
                         -----     ------     -----
                         $ 790     $1,030     $ 701
                         =====     ======     =====

   GROSS PROFIT:
   Petrochemicals.....   $  53     $  225     $  58
   Pulp Chemicals.....      58         47        36
                         -----     ------     -----
                         $ 111     $  272     $  94
                         =====     ======     =====

   OPERATING INCOME:
   Petrochemicals.....   $  31     $  212     $  37
   Pulp Chemicals.....      36         31        11
                         -----     ------     -----
                         $  67     $  243     $  48
                         =====     ======     =====

   COMPARISON OF FISCAL 1996 TO FISCAL 1995

     Revenues. Revenues for fiscal 1996 were $790 million compared to revenues of $1.03 billion for fiscal 1995, a decrease of 23%. The decrease in revenues resulted primarily from lower average sales prices for styrene and acrylonitrile and lower acrylonitrile and acetic acid sales volumes, which was partially offset by increased revenues in the pulp chemical business as a result of higher average sodium chlorate sales prices.

     Petrochemicals. For fiscal 1996, the Company's revenues from its petrochemical business decreased 29% to $633 million when compared to fiscal 1995 primarily as a result of decreases in styrene and acrylonitrile average sales prices and lower acrylonitrile and acetic acid sales volumes.

     Styrene. Styrene revenues for fiscal 1996 decreased due to average sales prices decreasing by approximately 41% primarily as a result of weaker market conditions in the Far East. Fiscal 1996 sales volumes increased by approximately 18% over fiscal 1995 when two planned shutdowns for scheduled maintenance restricted production. The second planned shutdown also included modernization of the styrene unit's control instrumentation with state-of-the-art distributive control systems. The modernization project completed in fiscal 1995 increased the Company's annual styrene production capacity to 1.7 billion pounds. The prices of styrene's major raw materials, benzene and ethylene, were substantially lower during fiscal 1996 compared to fiscal 1995. Benzene prices were approximately 17% lower while ethylene prices were approximately 25% lower. These decreases offset some of the decrease in selling prices discussed above, but styrene margins still declined substantially.

     Acrylonitrile. Acrylonitrile revenues for fiscal 1996 decreased as a result of a decline of approximately 29% in average sales prices and approximately 11% in sales volumes. Reduced imports of acrylonitrile derivatives by the Far East market (primarily acrylic fiber and ABS resins) resulted in lower acrylonitrile average sales prices and sales volumes.

     The Company's acrylonitrile unit operated at a reduced rate in 1996 due to an extended shutdown for most of March 1996 for scheduled maintenance and installation of the first phase of state-of-the-art distributive control systems. A second phase of distributive controls was installed in October 1996. The new distributive control systems are expected to result in increased efficiencies and stronger operating fundamentals in the future. The prices of propylene and ammonia, which are the major raw materials used to make acrylonitrile, were approximately 23% and 22% lower, respectively, in fiscal 1996 than in fiscal 1995. These decreases helped to offset some of the lower average selling prices discussed above, but margins still declined substantially.

     Acetic Acid. Acetic acid revenues in fiscal 1996 decreased primarily as a result of a 19% decrease in sales volumes related to a shutdown of the acetic acid unit to expand the unit by nearly 200 million pounds annually and for installation of new distributive control systems. The expansion of the acetic acid unit and the related construction of the partial oxidation unit by Praxair at the Texas City Plant were completed in June 1996. The partial oxidation unit supplies raw materials to the Company's acetic acid unit.

     Other Petrochemical Products. Revenues during fiscal 1996 from the Company's other petrochemical products (excluding lactic acid revenues) increased approximately 30% primarily as a result of increases in revenues from plasticizers. The Company ceased production of lactic acid in May 1996. In the second and third quarters of fiscal 1996, the Company wrote off the remaining net book value of the lactic acid unit assets and expensed other related costs resulting in a $3.7 million charge against earnings before taxes.

     Pulp Chemicals. Revenues from the Company's pulp chemical business for fiscal 1996 increased by approximately 9% to $157 million compared to fiscal 1995 primarily as a result of an increase in sodium chlorate average sales prices of approximately 8%, partially offset by an approximately 2% decrease in sales volumes. Sodium chlorate experienced higher sales prices as a result of improved demand due to increased chlorine dioxide utilization in pulp bleaching. Royalty revenues in fiscal 1996 from installed generator technology were $19 million, the same as fiscal 1995. In addition, the Company received ten generator contracts including all eight contracts that were awarded in North America during fiscal 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for fiscal 1996 totaled $40 million, compared to $29 million in fiscal 1995. This increase was related to an increase in SAR expense which was paid as a part of the Merger.

     Income from Operations. Income from operations for fiscal 1996 was $67 million (including merger-related expenses of $3.6 million), consisting of $31 million from petrochemical operations and $36 million from pulp chemical operations. This amount represented an approximately 72% decrease from fiscal 1995, primarily as a result of weakness in the markets for styrene and acrylonitrile discussed above, which resulted in significantly lower margins during fiscal 1996 compared to the 1995 fiscal year. This weakness was partially offset by higher operating income from the pulp chemical business and other petrochemical products. In addition, the Company incurred approximately $2 million in start-up expenses during fiscal 1996 in connection with construction of the methanol unit.

     Other Expenses. Other expenses in fiscal 1996 consist of the $3.7 million pre-tax charge against earnings related to the write-off of the Company's lactic acid unit assets.

     Interest and Debt Related Expenses. Interest expense for fiscal 1996 decreased $1 million compared to fiscal 1995 primarily due to lower outstanding debt for most of fiscal 1996. The Company's average interest rate per annum increased to 10% on September 30, 1996 from 7% on September 30, 1995 primarily due to the financing in August 1996 related to the Transaction.

     Provision for Income Taxes. Provision for income taxes for fiscal 1996 was $17 million, with an effective tax rate of 34%, compared to $75 million, with an effective tax rate of 33% for fiscal 1995. The decrease in the provision was primarily the result of the significant decrease in the Company's pre-tax income to $50 million for fiscal 1996 from $228 million in fiscal 1995.

     Extraordinary Item. The extraordinary item of $1.9 million relates to the loss on early extinguishment of debt of $3.0 million (net of taxes of $1.1 million) resulting from the Transaction.

     Net Income. Due to the factors described above, net income for fiscal 1996 was $32 million compared to $150 million for fiscal 1995.


   COMPARISON OF FISCAL 1995 TO FISCAL 1994

     Revenues. The Company's revenues for fiscal 1995 were $1.03 billion, an increase of $329 million from fiscal 1994. Fiscal 1995 revenues were the highest in Company history, achieved primarily through higher sales prices and volumes for styrene and acrylonitrile due to improving conditions in the commodity chemical markets in 1994 and 1995. The Company's pulp chemical business also experienced record revenues in fiscal 1995 primarily due to increased sales prices and volumes of sodium chlorate.

     Petrochemicals. The financial performance of the Company's petrochemical business was significantly better during fiscal 1995 than in fiscal 1994. Petrochemical revenues increased 53% to $886 million from fiscal 1994, primarily as a result of increased average styrene and acrylonitrile sales prices and higher acrylonitrile sales volumes.

     Styrene. Styrene revenues increased in fiscal 1995 compared to fiscal 1994 primarily because of a 64% increase in average sales prices. The styrene unit operated at a slightly higher rate than in fiscal 1994, in spite of two planned shutdowns for maintenance and catalyst replacement during fiscal 1995 compared to no shutdowns in the prior year. The second planned shutdown, which occurred in the fourth quarter of fiscal 1995, also included modernization of the styrene unit's control instrumentation with state-of-the-art distributive control systems. The average prices for styrene's primary raw materials, benzene and ethylene, increased approximately 5% and 40%, respectively, in fiscal 1995 compared to fiscal 1994. However, the Company was able to increase styrene selling prices and thereby margins through most of the fiscal year until the dramatic fall in prices and margins in the fourth quarter of fiscal 1995.

     Acrylonitrile. Acrylonitrile revenues for fiscal 1995 increased primarily due to an increase of approximately 70% in average sales prices, peaking at unprecedented levels in the third quarter of fiscal 1995, and an increase of approximately 11% in sales volumes. Acrylonitrile revenues from export sales constituted approximately 93% of the Company's total acrylonitrile revenues and approximately 81% of its acrylonitrile production for fiscal 1995.
   Almost all of the Company's domestic acrylonitrile revenues are from conversion agreements. Average export acrylonitrile prices and margins were significantly higher in fiscal 1995 than in fiscal 1994 as a result of the strong demand during most of the year.

     The average prices of acrylonitrile's primary raw materials, propylene and ammonia, increased substantially in fiscal 1995 compared to fiscal 1994. Average propylene prices were approximately 70% higher and average ammonia prices increased by approximately 35%. However, the Company was able to substantially improve margins for acrylonitrile during most of the year due to increases in acrylonitrile sales prices, until the downturn in the fourth quarter that negatively affected sales prices and margins.

     Acetic Acid. Acetic acid revenues for fiscal 1995 increased approximately 24% from fiscal 1994. The increase in revenues was related to an increase in passed through raw material costs, specifically methanol, during the period.

     Other Petrochemical Products. Revenues in fiscal 1995 from plasticizers, lactic acid, TBA and sodium cyanide decreased approximately 3% compared to fiscal 1994. The decline was primarily attributable to lower lactic acid revenues.

     Pulp Chemicals. Revenues from the Company's pulp chemical business increased by approximately 17% to $144 million in fiscal 1995. The increase in revenues resulted primarily from (i) an approximately 14% increase in sodium chlorate sales volumes, due to the substitution of chlorine dioxide for elemental chlorine in the bleaching process, and (ii) an approximately 11% increase in average selling prices. Royalty revenues from installed generator technology increased by approximately 15% to $19 million in fiscal 1995 as a result of higher customer operating rates and additional installed capacity. Sales of generator technology were approximately the same in fiscal 1995 as the previous year.

     The increased sodium chlorate sales volumes in fiscal 1995 resulted in increased capacity utilization, which contributed to lower per unit cost and increased margins.

     Selling, General and Administrative Expenses. The Company's SG&A expenses in fiscal 1995 were $29 million compared to $46 million in fiscal 1994. A $25 million decrease in the expense related to the SAR program, resulting from an approximately 50% decrease in the number of SARs outstanding and a decrease in the Company's stock price at the end of fiscal 1995 compared to the end of fiscal 1994, was partially offset by a $4 million increase in employee profit sharing, which was directly related to the Company's improved earnings in fiscal 1995.

     Income from Operations. Income from operations for fiscal 1995 was $243 million, consisting of $212 million from petrochemical operations and $31 million from pulp chemical operations. This amount represented an approximately 406% increase from fiscal 1994. The increase was primarily the result of strength in the markets for styrene and acrylonitrile discussed above, which resulted in significantly higher margins and volumes during fiscal 1995 compared to fiscal 1994.

     Interest and Debt Related Expenses. Interest expense decreased $7.5 million in fiscal 1995 primarily due to the Company's repayment of $105 million of debt during the year. The Company's average interest rates decreased to 7% per annum on September 30, 1995 from 8% per annum on September 30, 1994 primarily due to the refinancing in April 1995.

     Provision for Income Taxes. Provision for income taxes for fiscal 1995 was $75 million, with an effective tax rate of 33%, compared to $9 million, with an effective tax rate of 32% for fiscal 1994. The increase was primarily due to the significant increase in the Company's pre-tax income of $228 million for fiscal 1995 from $28 million in fiscal 1994, which was largely the result of higher earnings from the petrochemical business.

     Net Income. Due to the factors described above, net income for fiscal 1995 was $150 million compared to $19 million for fiscal 1994.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                       STERLING CHEMICALS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                   1996       1995        1994
                                                                 --------  -----------  ---------
   Revenues....................................................  $790,465   $1,030,198  $700,840
   Cost of goods sold..........................................   679,039      758,580   606,916
                                                                 --------   ----------  --------
   Gross profit................................................   111,426      271,618    93,924

   Selling, general and administrative expenses................    40,305       28,856    46,150
   Merger related expenses.....................................     3,633           --        --
   Write-off of assets.........................................     3,706           --        --
   Interest and debt related expenses, net of interest income..    13,380       14,604    22,126
   Gain on sale of assets......................................        --           --    (2,606)
                                                                 --------   ----------  --------
   Income before taxes and extraordinary item..................    50,402      228,158    28,254
   Provision for income taxes..................................    16,898       75,005     9,122
                                                                 --------   ----------  --------
   Income before extraordinary item............................    33,504      153,153    19,132
   Extraordinary item, loss on early extinguishment of debt,
    net of tax (Note 3)........................................     1,900        3,104        --
                                                                 --------   ----------  --------
   Net income..................................................  $ 31,604   $  150,049  $ 19,132
                                                                 ========   ==========  ========

   Per share data:
   Income before extraordinary item............................  $    .66   $     2.76  $    .34
   Extraordinary item..........................................       .04          .06        --
                                                                 --------   ----------  --------
   Net income per share........................................  $    .62   $     2.70  $    .34
                                                                 ========   ==========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                SEPTEMBER 30,
                                                                                            ---------------------
                                                                                               1996       1995
                                                                                            ----------  ---------
   ASSETS
   Current assets:
     Cash and cash equivalents............................................................  $   5,609   $ 30,882
     Accounts receivable..................................................................    133,399    112,102
     Inventories..........................................................................     53,720     67,867
     Prepaid expenses.....................................................................      9,076      3,878
     Deferred income tax benefit..........................................................      7,214      5,622
                                                                                            ---------   --------
     Total current assets.................................................................    209,018    220,351

   Property, plant and equipment, net.....................................................    365,765    309,084
   Other assets...........................................................................    114,901     80,504
                                                                                            ---------   --------
     Total assets.........................................................................  $ 689,684   $609,939
                                                                                            =========   ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
   Current liabilities:
     Accounts payable.....................................................................  $  66,562   $ 72,016
     Accrued liabilities..................................................................     53,898     55,858
     Current portion of long-term debt....................................................     11,625     17,857
                                                                                            ---------   --------
     Total current liabilities............................................................    132,085    145,731

   Long-term debt.........................................................................    714,632    103,581
   Deferred income tax liability..........................................................     46,933     40,297
   Deferred credits and other liabilities.................................................     68,473     81,012
   Common stock held by ESOP..............................................................      6,500         --
   Less:  unearned compensation...........................................................     (6,500)        --

   Commitments and contingencies (Note 7)
   Stockholders' equity (Deficiency in assets):
     Common stock, $.01 par value, 150,000 shares authorized, 10,599 shares issued and outstanding at September 30, 1996; 60,327 shares issued, 55,674 shares outstanding
      at September 30, 1995...............................................................        106        603
     Additional paid-in capital...........................................................   (560,077)    33,269
     Retained earnings....................................................................    306,656    275,052
     Pension adjustment...................................................................         --     (1,556)
     Accumulated translation adjustment...................................................    (19,124)   (17,307)
     Deferred compensation................................................................         --       (129)
                                                                                            ---------   --------
                                                                                             (272,439)   289,932
     Treasury stock, at cost, 4,653 shares at September 30, 1995..........................         --    (50,614)
                                                                                            ---------   --------
     Total stockholders' equity (deficiency in assets)....................................   (272,439)   239,318
                                                                                            ---------   --------
     Total liabilities and stockholders' equity (deficiency in assets)....................  $ 689,684   $609,939
                                                                                            =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                             (AMOUNTS IN THOUSANDS)


                                           COMMON STOCK        ADDITIONAL                          ACCUMULATED
                                     -----------------------    PAID-IN    RETAINED    PENSION     TRANSLATION
                                        SHARES       AMOUNT     CAPITAL    EARNINGS   ADJUSTMENT    ADJUSTMENT
                                     -----------    --------  -----------  --------  ------------  ------------
   Balance, September 30, 1993.....        60,325     $ 603    $  34,708   $105,871      $(1,297)     $(16,184)

   Net income......................            --        --           --     19,132           --            --
   Translation adjustment..........            --        --           --         --           --        (1,138)
   Common stock issued.............             2        --            6         --           --            --
   Treasury stock transactions.....            --        --       (1,482)        --           --            --
   Amortization of deferred
    compensation...................            --        --           --         --           --            --
   Pension adjustment..............            --        --           --         --          347            --
                                          -------     -----    ---------   --------  -----------   -----------
   Balance, September 30, 1994.....        60,327       603       33,232    125,003         (950)      (17,322)

   Net income......................            --        --           --    150,049           --            --
   Translation adjustment..........            --        --           --         --           --            15
   Treasury stock transactions.....            --        --           37         --           --            --
   Amortization of deferred
    compensation...................            --        --           --         --           --            --
   Pension adjustment..............            --        --           --         --         (606)           --
                                          -------     -----    ---------   --------  -----------   -----------
   Balance, September 30, 1995.....        60,327       603       33,269    275,052       (1,556)      (17,307)

   Net income......................            --        --           --     31,604           --            --
   Redemption of common stock......       (50,690)     (507)    (616,892)        --           --            --
   Common stock issued in
     Transaction...................         5,349        54       64,084         --           --            --
   Employee stock purchase.........           250         2        3,000         --           --            --
   Stock warrants..................            --        --        6,900         --           --            --
   Translation adjustment..........            --        --           --         --           --        (1,817)
   Treasury stock transactions.....        (4,637)      (46)     (50,438)        --           --            --
   Amortization of deferred
     compensation..................            --        --           --         --           --            --
   Pension adjustment..............            --        --           --         --        1,556            --
                                          -------     -----    ---------   --------  -----------   -----------
   Balance, September 30, 1996.....        10,599     $ 106    $(560,077)  $306,656      $    --      $(19,124)
                                          =======     =====    =========   ========  ===========   ===========




                                        DEFERRED         TREASURY
                                      COMPENSATION        STOCK
                                     -------------      ---------
   Balance, September 30, 1993.....       $  (164)      $ (53,201)

   Net income......................            --              --
   Translation adjustment..........            --              --
   Common stock issued.............            --              --
   Treasury stock transactions.....            --           2,437
   Amortization of deferred
    compensation...................            96              --
   Pension adjustment..............            --              --
                                          -------       ---------
   Balance, September 30, 1994.....           (68)        (50,764)

   Net income......................            --              --
   Translation adjustment..........            --              --
   Treasury stock transactions.....            --             150
   Amortization of deferred
    compensation...................           (61)             --
   Pension adjustment..............            --              --
                                          -------       ---------
   Balance, September 30, 1995.....          (129)        (50,614)

   Net income......................            --              --
   Redemption of common stock......            --              --
   Common stock issued in
     Transaction...................            --              --
   Employee stock purchase.........            --              --
   Stock warrants..................            --              --
   Translation adjustment..........            --              --
   Treasury stock transactions.....            --          50,614
   Amortization of deferred
     compensation..................           129              --
   Pension adjustment..............            --              --
                                          -------       ---------
   Balance, September 30, 1996.....       $    --       $      --
                                          =======       =========



The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             ------------------------------------
                                                                                1996         1995         1994
                                                                             ----------  ------------  ----------
   Cash flows from operating activities:
     Cash received from customers..........................................  $ 874,253    $1,159,192   $ 709,026
     Miscellaneous cash receipts...........................................     17,758        14,007      10,618
     Cash paid to suppliers and employees..................................   (804,414)     (893,324)   (614,856)
     Interest paid.........................................................     (9,492)      (14,811)    (20,443)
     Interest received.....................................................      1,114         2,540          60
     Income taxes paid.....................................................    (15,618)      (75,766)     (9,156)
                                                                             ---------    ----------   ---------
   Net cash provided by operating activities...............................     63,601       191,838      75,249
   Cash flows from investing activities:
     Capital expenditures..................................................    (95,957)      (53,962)    (12,343)
     Proceeds from sale of assets..........................................          -             -       2,606
                                                                             ---------    ----------   ---------
   Net cash used in investing activities...................................    (95,957)      (53,962)     (9,737)
   Cash flows from financing activities:
     Proceeds from long-term debt..........................................    800,350       217,000           -
     Repayment of long-term debt...........................................   (196,285)     (322,282)    (65,517)
     Redemption of common stock............................................   (616,160)            -           -
     Purchase of other equity interests....................................    (14,587)            -           -
     Issuance of common stock..............................................     64,040             -           -
     Sale of warrants......................................................      6,900             -           -
     Debt issuance costs...................................................    (33,070)            -           -
     Other merger fees.....................................................     (3,709)            -           -
     Other.................................................................       (289)       (3,735)        643
                                                                             ---------    ----------   ---------
   Net cash provided by (used in) financing activities.....................      7,190      (109,017)    (64,874)
   Effect of U.S./Canadian exchange rate on cash...........................       (107)           10          23
                                                                             ---------    ----------   ---------
   Net increase (decrease) in cash and cash equivalents....................    (25,273)       28,869         661
   Cash and cash equivalents - beginning of year...........................     30,882         2,013       1,352
                                                                             ---------    ----------   ---------
   Cash and cash equivalents - end of year.................................  $   5,609    $   30,882   $   2,013
                                                                             =========    ==========   =========

   Reconciliation of net income to cash provided by operating activities:
   Net income..............................................................  $  31,604    $  150,049   $  19,132
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.........................................     42,702        43,033      40,953
     Loss (gain) on disposal/write off of assets...........................      3,706             -      (2,606)
     Extraordinary item....................................................      1,900         3,104           -
     Deferred tax expense (benefit)........................................      4,172         4,280      (4,817)
     Accrued compensation including SARs...................................      8,984        (2,638)     21,941
     Merger related expenses...............................................      3,633             -           -
     Discount notes amortization...........................................      1,656             -           -
     Other.................................................................     (3,766)        1,058       1,426
   Change in assets/liabilities:
     Accounts receivable...................................................    (18,297)       22,540     (52,304)
     Inventories...........................................................     14,147         1,921      (9,493)
     Prepaid expenses......................................................     (5,173)       (1,183)      2,649
     Other assets..........................................................     (8,900)       (4,075)     (1,437)
     Accounts payable......................................................     (5,454)       (4,117)     34,083
     Accrued liabilities...................................................     (7,018)      (21,447)     17,604
     Other liabilities.....................................................       (295)         (687)      8,118
                                                                             ---------    ----------   ---------
   Net cash provided by operating activities...............................  $  63,601    $  191,838   $  75,249
                                                                             =========    ==========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                         MAY 14, 1996
                                                      (DATE OF INCEPTION)
                                                   TO SEPTEMBER 30, 1996/1/
                                                   -------------------------

   Revenues......................................                   $83,410
   Cost of goods sold............................                    83,047
                                                                    -------
   Gross profit..................................                       363

   Selling, general and administrative expenses..                     3,426
   Interest and debt related expenses............                     1,615
   Interest income from parent...................                    (5,236)
                                                                    -------

   Income before taxes...........................                       558
   Provision for income taxes....................                       384
                                                                    -------

   Net Income....................................                   $   174
                                                                    =======


     / 1/See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities, other than those related to merger activities.

     The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



ASSETS
   Current assets:
     Cash and cash equivalents..........................................  $   5,581
     Accounts receivable................................................    135,635
     Inventories........................................................     53,720
     Prepaid expenses...................................................      9,076
     Deferred income tax benefit........................................      7,214
                                                                          ---------
     Total current assets...............................................    211,226

   Property, plant and equipment, net...................................    365,765
   Other assets.........................................................    108,460
                                                                          ---------
     Total assets.......................................................  $ 685,451
                                                                          =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
   Current liabilities:
     Accounts payable...................................................  $  66,562
     Accrued liabilities................................................     55,740
     Current portion of long-term debt..................................     11,625
                                                                          ---------
     Total current liabilities..........................................    133,927

   Long-term debt.......................................................    619,875
   Deferred income tax liability........................................     47,478
   Deferred credits and other liabilities...............................     68,473
   Commitments and contingencies (Note 7)
   Stockholders' equity (deficiency in assets):
     Common stock, $.01 par value.......................................          -
     Additional paid-in capital.........................................   (165,352)
     Retained earnings..................................................        174
     Accumulated translation adjustment.................................    (19,124)
                                                                          ---------
     Total stockholders' equity (deficiency in assets)..................   (184,302)
                                                                          ---------

     Total liabilities and stockholders' equity (deficiency in assets)..  $ 685,451
                                                                          =========

     The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED STATEMENT OF
             CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                             (DOLLARS IN THOUSANDS)

                                                  ADDITIONAL                          ACCUMULATED
                                   COMMON STOCK     PAID-IN    RETAINED    PENSION    TRANSLATION
                                  --------------
                                  SHARES  AMOUNT    CAPITAL    EARNINGS  ADJUSTMENT    ADJUSTMENT
                                  ------  ------  -----------  --------  -----------  ------------
   Balance, May 14,1996                -  $    -    $      -   $      -  $        -      $      -
   Common stock issued..........       1       -           1          -           -             -
   Capital transfer, net........       -       -    (165,353)         -      (1,556)      (20,194)
   Net income...................       -       -           -        174           -             -
   Pension adjustment...........       -       -           -          -       1,556             -
   Translation adjustment.......       -       -           -          -           -         1,070
                                  ------  ------   ---------   --------  ----------      --------
   Balance, September 30, 1996..       1  $    -   $(165,352)  $    174  $        -      $(19,124)
                                  ======  ======   =========   ========  ==========      ========


                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        MAY 14, 1996
                                                                     (DATE OF INCEPTION)
                                                                  TO SEPTEMBER 30, 1996/1/
                                                                  -------------------------
   Cash flows from operating activities:
     Cash received from customers...............................          $ 102,900
     Miscellaneous cash receipts................................              1,749
     Cash paid to suppliers and employees.......................            (92,800)
     Interest paid..............................................             (3,129)
     Interest received..........................................                474
     Income taxes paid..........................................             (4,950)
                                                                          ---------
   Net cash provided by operating activities....................              4,244
   Cash flows from investing activities:
     Capital expenditures.......................................             (6,398)
                                                                          ---------
   Net cash used in investing activities........................             (6,398)
   Cash flows from financing activities:
     Proceeds from long-term debt...............................            637,900
     Debt issuance costs........................................            (27,939)
     Distribution from parent...................................           (609,961)
     Repayment of long-term debt................................             (6,400)
     Distribution to parent.....................................             14,165
                                                                          ---------
   Net cash provided by financing activities....................              7,765
   Effect of U.S./Canadian exchange rate on cash................                (30)
                                                                          ---------
   Net increase in cash and cash equivalents....................              5,581
   Cash and cash equivalents - beginning of period..............                  -
                                                                          ---------
   Cash and cash equivalents - end of year......................          $   5,581
                                                                          =========

   Reconciliation of Net Income to
   Cash Provided by Operating Activities
   Net income...................................................          $     174
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..............................               4,801
     Deferred tax expense.......................................               1,457
     Other......................................................                (511)
   Change in assets/liabilities:
     Accounts receivable........................................                 164
     Inventories................................................                (468)
     Prepaid expenses...........................................              (2,428)
     Other assets...............................................                 784
     Accounts payable...........................................               7,025
     Accrued liabilities........................................              (4,460)
     Other liabilities..........................................              (2,294)
                                                                           ---------
   Net cash provided by operating activities....................           $   4,244
                                                                           =========

     /1/See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities, other than those related to merger activities.

     The accompanying notes are an integral part of the consolidated financial statements.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1.  MERGER ACTIVITIES

     Sterling Chemicals, Inc. (prior to the Merger, "Sterling") and STX Acquisition Corp. ("STX Acquisition"), a Delaware Corporation formed in April 1996 by an investor group led by The Sterling Group, Inc. ("TSG") and the Unicorn Group L.L.C. ("Unicorn"), entered into an Amended and Restated Agreement and Plan of Merger dated April 24, 1996 (the "Merger Agreement"). On August 20, 1996, the Merger Agreement was approved by a majority of the shares outstanding, and on August 21, 1996, STX Acquisition merged with and into Sterling, changing its name to Sterling Chemicals Holdings, Inc. ("Holdings"), and continuing as the surviving corporation (the "Merger"). In connection with the Merger, Holdings transferred all of its operating assets and liabilities (excluding the Discount Notes) to a wholly owned subsidiary, STX Chemicals Corp., which at the time of the Merger, changed its name to Sterling Chemicals, Inc. and continued as the surviving company (after the
   Merger, "Chemicals").   Holdings has no direct subsidiaries other than
   Chemicals. As used in these notes, the term "Company" refers to Sterling and its subsidiaries prior to the consummation of the Merger and, following the Merger, to Holdings and its subsidiaries, including Chemicals.

     Each share of the Company's common stock outstanding immediately prior to the Merger was converted (at the election of the holder thereof) into either $12.00 cash or the right to retain shares of the Company's common stock ("Rollover Shares"), with the aggregate number of Rollover Shares limited to
   5.0 million. As a result of the Merger, on August 21, 1996, the former STX Acquisition stockholders held approximately 5.3 million shares (49%), stockholders with Rollover Shares held approximately 5.0 million shares (46%) and the Company's newly formed ESOP held approximately 542,000 shares (5%) of the Company's outstanding common stock.


     The Merger was financed by the proceeds of bank term loans of $356.5 million, including an ESOP term loan of $6.5 million, amounts drawn against a revolving credit facility of $6.4 million, an offering of $275.0 million Subordinated Notes, an offering of $191.8 million (initial proceeds of $100 million) representing 191,751 Units, with each unit consisting of one Discount Note and one Warrant to purchase three shares of Holding's common stock for $0.01 per share beginning in August 1997, equity raised by STX Acquisition of approximately $70.7 million, and cash on hand of $10.3 million. These proceeds were used to redeem Sterling's common stock other than Rollover Shares ($608.3 million), purchase other equity interests - primarily stock appreciation rights ("SARs") ($14.6 million), repay debt outstanding prior to the Merger ($142.7 million), loan monies to the new ESOP ($6.5 million) and pay fees and expenses ($46.8 million).

     The Company has accounted for the Merger and related financing as a series of debt and equity transactions representing a recapitalization. Accordingly, the historical basis of the Company's assets and liabilities have not been impacted by the Merger and related financing.


   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company operates petrochemical facilities in Texas City, Texas, and pulp chemical facilities throughout Canada. Construction of a new sodium chlorate plant is nearing completion in Valdosta, Georgia. The significant accounting policies of the Company are described below.


   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's investment in a cogeneration joint venture of a 50% equity interest is accounted for under the equity method with the Company's share of earnings from the joint venture recorded as a reduction of cost of goods sold.


     The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's investment in a cogeneration joint venture of a 50% equity interest is accounted for under the equity method with the Company's share of earnings from the joint venture recorded as a reduction of cost of goods sold.


   CASH EQUIVALENTS

     The Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents.


   INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined on the first-in, first-out ("FIFO") basis except for stores and supplies, which are valued at average cost.

     The Company enters into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by the Company are included in inventory.


   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of the equipment are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years with the predominant life of the plant and equipment being 15 years. The Company capitalizes interest costs which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for the fiscal years 1996, 1995 and 1994 was $4.1 million, $1.0 million and $145,000, respectively.


   PATENTS AND ROYALTIES

     The cost of patents is amortized on a straight-line basis over their estimated useful lives which approximates ten years. The Company capitalized the value of the chlorine dioxide generator technology acquired in fiscal 1992 based on the net present value of all estimated remaining royalty payments associated with the technology. The resulting intangible amount is included in other assets and is amortized over an average life for these royalty payments of ten years.


   DEBT ISSUE COSTS

     Debt issue costs relating to long-term debt are amortized using the effective interest method and are included in other assets.

   INCOME TAXES

     Deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted rates.


   REVENUE RECOGNITION

     The Company generates revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. In addition, the Company has entered into shared profit arrangements with respect to certain petrochemical products. The Company recognizes revenue from sales in the open market, raw material conversion agreements, and long-term supply contracts as the products are shipped. Revenues from shared profit arrangements are estimated and accrued monthly. Deferred credits are amortized over the life of the contract which gave rise to them. The Company also generates revenues from the construction and sale of chlorine dioxide generators which are recognized using the percentage of completion method. The Company also receives prepaid royalties which are recognized over a period which is typically ten years.


   FOREIGN EXCHANGE

     Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reported as a separate component of stockholders' equity while transaction gains and losses are included in operations when incurred.

     The Company's Canadian subsidiaries enter into forward foreign exchange contracts to minimize the short-term impact of Canadian dollar fluctuations on certain of its Canadian dollar denominated commitments. Gains or losses on these contracts are deferred and are included in operations in the same period in which the related transactions are settled.


   EARNINGS PER SHARE

     Income per share for fiscal years 1996, 1995 and 1994 has been computed using a weighted average shares outstanding of 50,700,000, 55,674,000, and 55,606,000, respectively. The weighted average shares outstanding used in the computation of earnings per share are net of the shares held by the ESOP that are not allocated to the employees.


   ENVIRONMENTAL COSTS

     Environmental costs are expensed unless the expenditures extend the economic useful life of the assets. Costs that extend the economic life of the assets are capitalized and depreciated over the remaining life of such assets.


   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

   ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.


   RECLASSIFICATION

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income or stockholders' equity.


   3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:


                                                   SEPTEMBER 30,
                                              ---------------------
                                                 1996        1995
                                              ----------   ---------
                                               (Dollars in Thousands)
   Inventories:
     Finished products......................   $  31,868   $  44,802
     Raw materials..........................       9,499      16,506
                                               ---------   ---------
   Inventories at FIFO cost.................      41,367      61,308
                                               ---------   ---------
     Inventories under exchange agreements..         722      (4,783)
     Stores and supplies....................      11,631      11,342
                                               ---------   ---------
                                               $  53,720   $  67,867
                                               =========   =========
   Property, plant and equipment:
     Land...................................   $  11,720   $  11,775
     Buildings..............................      27,448      26,955
     Plant and equipment....................     468,647     422,479
     Construction in progress...............      85,490      49,782
     Less:  accumulated depreciation........    (227,540)   (201,907)
                                               ---------   ---------
                                               $ 365,765   $ 309,084
                                               =========   =========
   Other assets:
     Patents and technology, net............   $  34,902   $  40,971
     Estimated insurance recoveries.........      15,600      10,315
     Intangible pension asset...............          --       3,733
     Deferred catalyst......................       8,288       4,357
     Debt issue costs.......................      34,025       3,370
     Other..................................      22,086      17,758
                                               ---------   ---------
                                               $ 114,901   $  80,504
                                               =========   =========
   Accrued liabilities:
     Repairs................................   $  11,417   $   9,021
     Income taxes...........................       1,190       2,250
     Interest...............................       3,869         574
     Estimated contract adjustments.........          --       1,536
     Property taxes.........................       6,772       6,179
     Litigation contingency.................          --       6,000
     Accrued compensation...................       5,646      10,019
     Other..................................      25,004      20,279
                                               ---------   ---------
                                               $  53,898   $  55,858
                                               =========   =========
   Deferred credits and other liabilities:
     Deferred revenue.......................   $  17,720   $  21,969
     Accrued postretirement benefits........      27,143      24,722
     Additional minimum pension liability...          --       6,127
     Accrued compensation...................          --       2,922
     Litigation contingency.................      16,000      10,315
     Other..................................       7,610      14,957
                                               ---------   ---------
                                               $  68,473   $  81,012
                                               =========   =========

   4. LONG-TERM DEBT:

       Long-term debt consisted of the following:

                                                       SEPTEMBER 30,
                                                   -------------------
                                                     1996       1995
                                                   --------   --------
                                                  (Dollars in Thousands)
   Revolving credit facilities...................  $     --   $    902
   Term loans....................................   350,000    120,536
   ESOP term loan................................     6,500         --
   Subordinated notes............................   275,000         --
   Discount notes................................    94,757         --
                                                   --------   --------
     Total debt outstanding......................   726,257    121,438
                                                   ========   ========
   Less:
     Current maturities..........................   (11,625)   (17,857)
                                                   --------   --------
   Total long-term debt..........................  $714,632   $103,581
                                                   ========   ========

   TERM LOANS, REVOLVER AND ESOP LOANS

     In connection with the Merger financing, Chemicals entered into a credit agreement (the "Credit Agreement") with Texas Commerce Bank National Association, as agent bank for a syndicate of lenders, and Credit Suisse and Chase Securities, Inc. as co-arrangers. Funding under the Credit Agreement occurred August 21, 1996, upon the consummation of the Merger. The Credit Agreement provides for facilities consisting of a six and one-half year revolving credit facility providing for up to $100 million (subject to a monthly borrowing base calculation) in revolving loans (the "Revolver"), a term loan facility consisting of a six and one-half year $200 million Tranche A term loan and an eight-year $150 million Tranche B term loan (the "Term Loans"), and a four-year $6.5 million ESOP Term Loan (the "ESOP Loan").

     The Term Loans, the ESOP Loan and the Revolver borrowings bear interest, at Chemicals' option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin ranging from 0% to 3%, depending upon the Company's leverage ratio. The Base Rate is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the Federal Funds Rate plus 1/2%, or the Base CD Rate plus 1%. The Credit Agreement also requires Chemicals to pay a commitment fee in the amounts of 3/8% or 1/2% of the unused commitment under the Revolver depending on the Company's leverage ratio (as defined in the Credit Agreement).

     The Credit Agreement requires the principal amount of the Term Loans to be amortized in quarterly installments beginning with the fiscal quarter ending December 31, 1996, plus additional mandatory prepayments based upon consolidated Excess Cash Flow (as defined in the Credit Agreement). The ESOP Loan will be amortized in 16 equal quarterly installments of $406,250 during its four-year term. Advances under the Revolver will be subject to a borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base.

     Chemicals' obligations under the Credit Agreement are secured by a first priority lien on the capital stock of Chemicals' domestic subsidiaries, 65% of the capital stock of its foreign subsidiaries and substantially all of the domestic assets of Chemicals, including without limitation, accounts receivable, inventory, intangibles and fixed assets and assignments of certain material leases, licenses, and contracts. In addition, the Credit Agreement is secured by a pledge by Holdings of all of the capital stock of Chemicals.

     The Credit Agreement contains numerous financial and operating covenants, including, but not limited to, restrictions on Chemicals' ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. The Credit Agreement also requires Chemicals to satisfy certain financial covenants and tests. As a result of weaker than expected market conditions in styrene and acrylonitrile during the first quarter of fiscal 1997 and costs that were expensed related to the Merger in the fourth quarter of fiscal 1996, the Company may not be in compliance with its leverage ratio under the Credit Agreement as of the end of the first quarter of fiscal 1997. The Company intends to obtain a waiver to correct any noncompliance.

   The Company expects to be in compliance with all other coverage ratios under the Credit Agreement as of December 31, 1996, but there can be no assurance in this regard nor can there be any assurance that the requisite waiver will be obtained with respect to the leverage ratio covenant. In addition, the Credit Agreement includes various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder.

     At September 30, 1996, Chemicals had indebtedness of $350 million under the Term Loans and $6.5 million under the ESOP Loan. Additionally, the Company had $470,000 in letters of credit under the Revolver, thereby reducing the
   available commitment to $99.5 million.   Available credit under the Revolver
   for loans and letters of credit is subject to a monthly borrowing base and at September 30, 1996, the borrowing base did not limit such available credit.

     At September 30, 1995, indebtedness under former credit agreements dated April 1995 totaled $120.5 million in term loans and $902,000 drawn against a $150 million revolving credit facility and a Cdn $20 million revolving credit facility. All amounts outstanding under these agreements were repaid in the current year as part of the Merger financing and such agreements were terminated and replaced with the new Credit Agreement upon consummation of the Merger financing. Interest under the former credit agreements was based on the Base Rate (the greater of the Prime Rate or the Federal Funds Rate plus 1/2%) or the Eurodollar Rate (the Eurodollar Interbank Rate plus a margin ranging from 0.65% to 1 1/4%). The variable rate on the term loan under the former credit agreements was fixed at approximately 7% per annum with an interest swap agreement.

     On September 28, 1995, Chemicals entered into a seven-year credit agreement (the "Chlorate Plant Credit Agreement") to finance the construction of the Georgia sodium chlorate plant. The borrowing margins under the Chlorate Plant Credit Agreement were similar to those contained in the former credit agreements. During fiscal 1996, Chemicals borrowed $39 million under this agreement to finance the construction of the Georgia sodium chlorate plant. The entire amount was repaid as a part of the Merger financing.

     In connection with arranging the Credit Agreement, the Company incurred fees of approximately $16 million which are being amortized over the term of the loans under the effective interest method. Unamortized debt issue costs related to the retired loans of approximately $3 million, before tax effect of $1.1 million, were expensed in August 1996 and recorded as an extraordinary loss from early extinguishment of debt.


   DISCOUNT NOTES AND SUBORDINATED NOTES

     As part of the Merger financing, Chemicals also issued $275 million in aggregate principal amount of senior subordinated notes (the "Subordinated Notes") maturing on August 15, 2006 and Holdings issued $191.8 million ($100 million initial proceeds) representing 191,751 Units, with each Unit consisting of one 13 1/2% senior subordinated discount note due 2008 (the "Discount Notes") and one warrant to purchase three shares of Holding's common stock for $.01 per share (the "Warrants").

     The Subordinated Notes bear interest at the annual rate of 11 3/4%, payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997. The Discount Notes will accrete interest until August 15, 2001, with no interest payable in cash until February 15, 2002 at an annual rate of 13 1/2%. Commencing in 2002, interest will be payable semi-annually on February 15 and August 15 of each year until maturity.

     The Subordinated Notes may not be redeemed by Chemicals prior to August 15, 2001, and from thereon through August 15, 2004, the Subordinated Notes may be redeemed at a premium varying between 105.875% to 101.958%. Subsequent to August 15, 2004, Chemicals may redeem the Subordinated Notes at their face value plus accrued interest. Prior to August 15, 1999, Chemicals may redeem in the aggregate up to 35% of the original principal amount of the Subordinated Notes with the proceeds of one or more public equity offerings following which there is a public market. Such redemptions may be made at a redemption price of 111 3/4% of the face value plus accrued interest to the redemption date. After such redemption, at least $178.8 million aggregate principal amount of the Subordinated Notes must remain outstanding.

     The Discount Notes may not be redeemed by Holdings prior to August 15, 2001, and from thereon through August 15, 2006, the Discount Notes may be redeemed at a premium varying between 106.75% to 101.35%. Subsequent to August 15, 2006, the Company may redeem the Discount Notes at their Accreted Value (as defined in the indenture) plus accrued interest. Prior to August 15, 1999, Holdings may redeem in the aggregate up to 35% of the Accreted Value of the Discount Notes with the proceeds of one or more public equity offerings following which there is a public market. Such redemptions may be made at a redemption price of 113 1/2% of the face value plus accrued interest to the redemption date. After such redemption, at least $124.6 million aggregate principal amount of the Discount Notes must remain outstanding.

     The indentures for both Subordinated Notes and Discount Notes contain numerous financial and operating covenants, including, but not limited to, restrictions on Chemicals' or Holdings' ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. In addition, the indentures includes various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder.

     The Credit Agreement and the indenture for the Subordinated Notes contain provisions which restrict the payment of advances, loans and dividends from Chemicals to Holdings. The most restrictive of the covenants limits such payments during fiscal 1997 to approximately $1.6 million, plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement. As of September 30, 1996, Chemicals had a deficiency in net assets of $184.3 million.


   DEBT MATURITIES

     The estimated remaining principal payments on the outstanding Term Loans, Revolver, and ESOP Loan are as follows:

           YEAR ENDING                                  PRINCIPAL
          SEPTEMBER 30,                                 PAYMENTS
          -------------                                 ---------
                                                (Dollars in Thousands)

             1997......................................   $ 11,625
             1998......................................     26,625
             1999......................................     26,625
             2000......................................     31,625
             2001......................................     40,000
             Thereafter................................    220,000
                                                          --------
             Total Term Loans, Revolver and ESOP Loan..   $356,500
                                                          ========


   5. INCOME TAXES:

     A reconciliation of federal statutory income taxes to the Company's effective tax provision (benefit) before extraordinary item follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                             ---------------------------
                                                               1996      1995     1994
                                                             --------  --------  -------
                                                               (Dollars in Thousands)
   Provision for federal income tax at the statutory rate..  $17,641   $79,855   $9,772
   Foreign sales corporation...............................     (700)   (7,991)      --
   State and foreign income taxes..........................    1,529     2,862       90
   Estimated income tax settlement and other...............   (1,572)      279     (740)
                                                             -------   -------   ------
   Effective tax provision.................................  $16,898   $75,005   $9,122
                                                             =======   =======   ======


   The provision (benefit) for income taxes is composed of the following:

                            YEAR ENDED SEPTEMBER 30,
                          ---------------------------
                            1996     1995      1994
                          --------  -------  --------
                            (Dollars in Thousands)
   From operations:
     Current federal....  $12,084   $67,393  $18,618
     Deferred federal...   (3,249)    1,075   (7,809)
     Deferred foreign...    7,421     3,489   (1,687)
     Current state......      642     2,947       --
     Deferred state.....                101       --
                          -------   -------  -------
   Total tax provision..  $16,898   $75,005  $ 9,122
                          =======   =======  =======

     The components of the Company's deferred income tax assets and liabilities are summarized below:

                                                       SEPTEMBER 30,
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------
                                                 (Dollars in Thousands)
   Assets:
   Accrued liabilities.........................     $10,348     $10,475
   Accrued postretirement cost.................       9,544       8,719
   Tax loss and credit carryforward and other..       5,817       7,470
                                                    -------     -------
   Total deferred tax assets...................      25,709      26,664
                                                    -------     -------

   Less:  current deferred income tax benefit..       7,214       5,622
                                                    -------     -------
   Noncurrent deferred tax assets..............     $18,495     $21,042
                                                    =======     =======

   Liabilities:
   Property, plant and equipment...............     $61,304     $57,466
   Accrued pension cost........................       2,525       2,471
   Other.......................................       1,599       1,402
                                                    -------     -------
   Total deferred tax liabilities..............     $65,428     $61,339
                                                    -------     -------
   Net deferred tax liability..................     $46,933     $40,297
                                                    =======     =======

     The Company has approximately Cdn. $13.2 million in Canadian tax loss carryforwards which will expire from 1999 through 2001 and approximately Cdn. $15.1 million in Canadian tax credit carryforwards which will expire from 2000 through 2004.


   6.  EMPLOYEE BENEFITS:

     The Company has established the following benefit plans:


   RETIREMENT BENEFIT PLANS

     The Company has non-contributory pension plans in the United States and employer and employee contributory plans in Canada which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. For those Company employees who were employed by the Company as of September 30, 1986 and were previously employed by Monsanto, the Company recognizes their Monsanto pension years of service for purposes of determining benefits under the Company's plans. For those Company employees who were employed by the Company on August 21, 1992 and were previously employed by Tenneco Inc., the Company recognizes their Tenneco Inc. pension years of service for purposes of determining benefits under the Company's plans. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities.

     The Company has recorded its additional minimum liability in accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions." In recognizing the additional pension liability at September 30, 1995, the Company recorded a liability of $6.1 million, an intangible asset of $3.7 million, which is included with other assets, and a reduction of stockholders' equity of $1.6 million, net of deferred tax of $838,000. There were no additional pension liabilities to recognize at September 30, 1996.

     The components of pension expense for the years ended September 30, 1996, 1995 and 1994 were as follows:

                                                                                   1996          1995          1994
                                                                                 --------     --------       -------
                                                                                        (Dollars in Thousands)
Service cost (for benefits earned during the period).......................      $ 3,664      $  3,288       $ 3,386
Interest cost on projected benefit obligation..............................        5,044         4,471         3,891
Actual return on plan assets and contributions.............................       (6,001)       (5,825)          617
Deferral of asset gain (loss)..............................................        1,050         1,909        (3,997)
Net amortization of unrecognized amounts...................................          926           871           848
                                                                                 -------      --------       -------
Pension expense............................................................      $ 4,683      $  4,714       $ 4,745
                                                                                 =======      ========       =======

  Assumptions used in determining the projected benefit obligation and pension cost for the periods were as follows:


                                                                                             FISCAL YEAR
                                                                                 -----------------------------------
                                                                                  1996          1995          1994
                                                                                 -------      --------       -------
Discount rates.............................................................      7.75%        7.5%           8.0%
Rates of increase in salary compensation level.............................      5.5%         5.5%           5.5%
Expected long-term rate of return on assets................................      9.0%         9.0%           9.0%


  The funded status of the Company's pension plans for which assets exceed accumulated benefits and plans for which accumulated benefits exceed assets as of the actuarial valuation dates of August 31, 1996 and 1995 were as follows:

                                                                                        1996                      1995
                                                                             -------------------------   -------------------------
                                                                               ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                                                               EXCEED       BENEFITS       EXCEED       BENEFITS
                                                                             ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                                                              BENEFITS       ASSETS       BENEFITS       ASSETS
                                                                             -----------   -----------   -----------   -----------
                                                                                                (Dollars in Thousands)
Actuarial present value of benefits based on service
 to date and present pay levels:
Vested benefit obligation..................................................      $52,053       $   525      $ 26,222       $21,743
Non-vested benefit obligation..............................................        2,064             2         1,029         1,293
Accumulated benefit obligation.............................................       54,117           527        27,251        23,036
Plan assets at fair value..................................................       65,443            --        33,540        21,134
Plan assets in excess of (less than) accumulated
 benefit obligation........................................................       11,326          (527)        6,289        (1,902)
Additional amounts related to projected salary
 increases.................................................................       16,568           177        16,431           658
Plan assets less than total projected benefit
 obligation................................................................       (5,242)         (704)      (10,142)       (2,560)
Unrecognized net (gain) loss resulting from plan
 experience and changes in actuarial assumptions...........................        3,688          (107)        5,995         2,579
Unrecognized prior service cost............................................        3,376            --             2         3,689
Unrecognized transition obligation.........................................        2,486             7         2,716           156
Prepaid (accrued) pension cost before additional
 minimum liability.........................................................        4,308          (804)       (1,429)        3,864
Additional minimum liability...............................................           --            --            --        (6,127)
Total prepaid (accrued) pension obligation.................................      $ 4,308       $  (804)     $ (1,429)      $(2,263)


   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides certain health care benefits and life insurance benefits for retired employees. Substantially all of the Company's employees become eligible for these benefits at normal retirement age. The Company accrues the cost of these benefits during the period in which the employee renders the necessary service.

     Health care benefits are provided to employees who retire from the Company with ten or more years of service except for Canadian employees covered by collective bargaining agreements. All of the Company's employees are eligible for postretirement life insurance. Postretirement health care benefits for U.S. employees are provided for under a contributory, comprehensive plan while all other plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. For U.S. employees, postretirement medical plan deductibles are assumed to increase at the rate of the long-term consumer price index. The components of postretirement benefits cost other than pensions for the years ended September 30, 1996, 1995 and 1994 were as follows:

                                                            1996    1995     1994
                                                           ------  -------  -------
                                                            (Dollars in Thousands)
   Service cost (for benefits earned during the period)..  $1,155   $1,084   $1,064
   Interest cost on projected benefit obligation.........   1,985    1,835    1,688
   Amortization of plan amendments.......................     243       29       29
                                                           ------   ------   ------
                                                           $3,383   $2,948   $2,781
                                                           ======   ======   ======

     Actuarial assumptions used to determine fiscal years 1996, 1995 and 1994 costs and benefit obligations for postretirement benefit plans other than pensions include an average discount rate of 7.5% and an average rate of future increases in benefit compensation of 5.5%. The assumed composite rate of future increases in per capita cost of health care benefits (health care cost trend rate) was 7.8% for fiscal 1996, exclusive of demographic changes, decreasing gradually to 5.5% by the year 2028.

     These trend rates reflect current cost performance and the Company's expectation that future rates will decline. Increasing the health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation by $1.5 million and would increase annual aggregate service and interest costs by $187,000.

     The following sets forth the plan's funded status reconciled with amounts reported in the Company's consolidated balance sheet at September 30, 1996 and 1995.

   Accumulated postretirement benefit obligation (APBO):

                                                  1996         1995
                                               -----------  -----------
                                                (Dollars in Thousands)
   Retirees..................................     $ 7,896      $ 7,315
   Fully eligible active plan participants...       8,301        7,690
   Other active plan participants............      12,906       11,956
                                                  -------      -------
     Total APBO..............................      29,103       26,961
   Plan assets at fair value.................          --           --
   Unrecognized loss.........................      (1,737)      (1,987)
   Unrecognized prior service cost...........        (223)        (252)
                                                  -------      -------
   Accrued postretirement benefit liability..     $27,143      $24,722
                                                  =======      =======

   POSTEMPLOYMENT BENEFITS

     During the first quarter of fiscal 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. The Company implemented the provisions of SFAS 112 in fiscal 1995 and the effect of adoption on the Company's financial position and results of operations was not material.

   EMPLOYEE STOCK PURCHASE PLAN 250,000 SHARES

     In fiscal 1996, the Company established the 1996 Employee Stock Purchase Plan. This plan authorized up to 250,000 shares of common stock to be issued to key employees and management at an issue price of $12 per share. This plan became effective as of September 19, 1996 and terminated on September 30, 1996. All authorized shares were issued by the end of fiscal 1996.


   EMPLOYEE STOCK OWNERSHIP TRUST

     The original Employee Stock Ownership Trust ("old ESOT") was formed to invest primarily in the Company's common stock and includes only participants contributing to the Company's Savings and Investment Plan (the "Savings Plan"). The Company's contribution to the old ESOT was 60% of the participant's Savings Plan contributions to the extent that such participant's contributions did not exceed 7.5% of the employee's eligible earnings. The Company's contributions were subject to a 20% per year vesting schedule commencing after one year of service. The Company's contributions to the old ESOT for the years ended September 30, 1996, 1995 and 1994 were $1.7 million per year.

     An application for determination has been filed with the Internal Revenue Service to terminate the old ESOT and distribute assets to participants.

     In connection with the Merger, a new Employee Stock Ownership Trust ("new ESOT") was established which will cover substantially all employees. The new ESOT primarily invests in shares of Holdings' common stock and has borrowed $6.5 million from Chemicals pursuant to the Chemicals ESOP Loan to purchase approximately 542,000 shares of Holdings' common stock. As more fully described in Note 4, the ESOP Loan is payable in 16 quarterly installments during the period beginning December 31, 1996 and ending September 30, 2000. The shares of Holdings' common stock purchased by the ESOT has been pledged as security for the ESOP Loan and such shares will be released and allocated to the ESOT participants' account as the ESOP Loan is discharged. Until the ESOP Loan is paid in full, contributions to the ESOT will be used to pay the outstanding principal and interest on the ESOP Loan. Allocations will be made annually to participants.


   SAVINGS AND INVESTMENT PLAN

     The Savings Plan covers substantially all employees, including executive officers. The Savings Plan is qualified under Section 401(k) of the Internal Revenue Code (the "Code"). Each participant has the option to defer taxation of a portion of his or her earnings by directing the Company to contribute a percentage of such earnings to the Savings Plan. A participant may direct up to a maximum of 15% of eligible earnings to the Savings Plan, subject to certain limitations set forth in the Code for "highly compensated" participants, as defined in Section 414(q) of the Code. A participant's contributions become distributable upon the termination of his or her employment.


   PROFIT SHARING PLANS

     The Company is currently planning the establishment of new profit sharing plans for the benefit of salaried and hourly employees meeting certain eligibility requirements. Under the Company's previous profit sharing plans, expense for the years ended September 30, 1996, 1995 and 1994 was $2.8 million, $13.0 million and $3.8 million, respectively.

   OMNIBUS STOCK AND INCENTIVE PLAN

     The Company had an Omnibus Stock and Incentive Plan ("Omnibus Plan"), under which the Company could grant to key employees incentive and nonincentive stock options, stock appreciation rights, restricted stock, performance units and performance shares. The terms and amounts of the awards were determined by the Compensation Committee of the Board of Directors. Upon a change of control of the Company, all awards granted under the plan were to become fully vested and all performance based awards were to be paid at the higher of performance goals or actual performance to date. 3,000,000 shares of the Company's stock were reserved under the plan when it was established. At September 30, 1995, 263,000 shares had been issued.

     In fiscal 1993, the Company granted SARs to certain key employees and directors. Total expense (benefit) is determined based on 3.6 million SARs granted, the vesting period (five years beginning September 1992) and the appreciation of the Company's stock price above $4 per share, which was the fair market value of the Company's common stock on the date of grant of the SARs. In October 1994, the Company amended the SAR program by modifying the vesting periods and limiting the amount of appreciation for each SAR during each vesting period, thereby limiting the Company's aggregate future expenses. The Company recorded expense (benefit) for the years ended September 30, 1996, 1995 and 1994 of 8.5 million, $(2.8) million and $21.8 million, respectively, and paid $8.3 million in October 1994, $5.8 million in September 1995 and $13.8 million in August 1996 pursuant to the SARs, as amended. The expense (benefit) for the SARs is included in selling, general and administrative expenses in the Company's income statement.

     In fiscal 1995, the Company granted 82,500 stock options to certain officers of the Company with an exercise price of $13.50 per share. The options were exercisable from the third through the tenth anniversary of the date of the grant. All existing stock options were terminated in connection with the Merger.

     Upon consummation of the Merger, the Omnibus Plan was terminated. However, the Company is expected to establish a new stock option plan.


   7. COMMITMENTS AND CONTINGENCIES:

   PRODUCT CONTRACTS

     The Company has certain long-term agreements which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, TBA and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements which dedicate significant portions of the Company's production of styrene monomer and acrylonitrile to various customers. These agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.


   LEASE COMMITMENTS

     The Company has entered into various long-term noncancellable operating leases. Future minimum lease commitments at September 30, 1996 are as follows: fiscal 1997 -- $2.5 million; fiscal 1998 -- $2.4 million; fiscal 1999 -- $2.2 million; fiscal 2000 -- $2.1 million; fiscal 2001 -- $1.3 million; and $4.9 million thereafter. Rent expense for fiscal years 1996, 1995 and 1994 was not material.


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

     The Company routinely incurs expenses associated with hazardous substance management and pollution prevention in ongoing operations. These operating expenses include items such as depreciation on its waste treatment facilities, outside waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $47 million and $45 million for fiscal years 1996 and 1995, respectively. The Company does not anticipate a material increase in these types of expenses during fiscal 1997. The Company considers these types of environmental expenditures normal operating expenses and includes them in cost of goods sold.

     At its Texas City Plant, the Company has reduced emissions of targeted chemicals 71% from 1987 levels under the EPA's voluntary 33/50 program. These reductions included a 95% reduction in hydrogen cyanide emissions and an 83% reduction in benzene emissions. Additionally, the Company will initiate appropriate actions or preventive projects necessary to insure that the facility continues to operate in a safe and environmentally responsible manner. No assurances can be given that the Company will not incur material environmental expenditures associated with its facilities, operations or products.

     The Company's sodium chlorate market is sensitive to potential environmental regulations. In general, environmental regulations support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process. Certain environmental groups are encouraging passage of regulations which restrict the amount of Absorbable Organic Halides (AOX) or chlorine derivatives in bleach plant effluent. Increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process significantly reduces the amount of AOX and chlorine derivatives in bleach plant effluent. As long as there is not an outright ban on chlorine-containing compounds, regulations restricting AOX or chlorine derivatives in bleach plant effluent should favor the use of chlorine dioxide, thus sodium chlorate. Any significant ban on all chlorine-containing compounds could have a material adverse effect on the Company's financial condition and results of operations.

     British Columbia has a regulation in place that would effectively eliminate the use of chlorine dioxide in the bleaching process by the year 2002. The pulp and paper industry is working to change this regulation and believes that the ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit. The Company is not aware of any other laws or regulations currently in place which would restrict the use of the product.


   LEGAL PROCEEDINGS

   PETROCHEMICALS

     HUNTSMAN LAWSUIT: On January 30, 1995, the Company filed a lawsuit against Huntsman Chemical Corporation and certain affiliates seeking a declaratory judgment in connection with an alleged agreement arising from discussions, previously suspended by the Company, relating to possible future capacity rights for a significant portion of the Company's styrene monomer unit at its Texas City Plant. In the lawsuit, the Company requested a judicial determination that, among other things, there was no enforceable agreement between the Company and any of the defendants. In response, the defendants filed a counterclaim demanding a jury trial and asserting that a contractual agreement existed, that the Company breached the alleged agreement, and that as a result the defendants incurred an unspecified amount of "massive damages". Subsequently, the Company filed a motion for summary judgment.

     On November 30, 1995, the trial court granted the Company's motion for summary judgment establishing that as a matter of law, no enforceable contract or agreement ever existed between the Company and the defendants. The court's order of summary judgment also moots the defendants' counterclaim against the Company for damages resulting from breach of the alleged contract. The defendants have appealed from that judgment. The Company and the defendants have filed their principal briefs before the Court of Appeals, but oral argument has not been set and the Court of Appeals has not rendered any decision.

     The Company believes a loss with respect to this matter is not probable and is unable to quantify a reasonably possible loss estimate (as defined in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies") at this time.

     ALLEMAND LAWSUIT: On June 19, 1995, a lawsuit was filed against the Company and several other corporate defendants asserting personal injury and mental anguish resulting from an incident occurring on June 16, 1995 in which a hose being used to unload a barge of sulfuric acid at the Company's Texas City Plant ruptured, spraying sulfuric acid on an employee of Marine Fueling Service, Inc. ("Marine Fueling"). The plaintiffs' claims against the Company in this lawsuit have been settled. The Company, however, remains a defendant in the lawsuit by virtue of a maritime law cross-claim asserted by Marine Fueling against the Company and the other defendants in the lawsuit for recovery of a portion of the settlement money Marine Fueling previously paid to the plaintiffs. The amount sought in Marine Fueling's claim against the Company is not a material amount.

     AMMONIA RELEASE LAWSUITS: On May 8, 1994, an ammonia release occurred at the Company's Texas City Plant while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. A total of 52 lawsuits and interventions, involving approximately five thousand five hundred plaintiffs, have been filed against the Company seeking an unspecified amount of money for alleged damages from the ammonia release. Many of these lawsuits were filed in April and early May 1996, presumably in anticipation of the expiration of the two-year statute of limitations applicable to this release.

     Approximately two thousand six hundred of the plaintiffs agreed to submit their damage claims to binding arbitration. Each of the plaintiffs who agreed to participate in the arbitration waived any right of recovery for punitive or exemplary damages. Pursuant to the agreement to arbitrate, a two-week evidentiary proceeding was conducted in July 1996 before a three judge panel which will make a determination of the amount of damages. Currently, the Company anticipates that the results of this arbitration will be rendered in early February 1997.

     The Company continues to vigorously defend the claims of the approximately two thousand nine hundred plaintiffs who did not participate in the July 1996 arbitration.

     OTHER LAWSUITS. The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.


   LITIGATION CONTINGENCY

     In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and Financial Accounting Standards Board Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts", the Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur liability. These estimates are based on the Company's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company. The Company therefore has also made estimates of its probable recoveries under insurance policies or from third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing as of September 30, 1996, the Company has accrued approximately $16.0 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $15.6 million. In addition, the Company estimates that at present, the reasonably possible range of loss is from $0 to $44.8 million. The Company believes that it is insured or indemnified for this additional reasonably possible loss, except for a portion which is not material.

     While the Company has based its estimates on its evaluation of available information to date and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. The Company will adjust its estimates as necessary as additional information is developed and evaluated. However, the Company believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

     The timing of probable insurance and indemnity recoveries, and payment of liabilities, if any, is not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

   8. SEGMENT AND GEOGRAPHIC INFORMATION:

     Sales to individual customers constituting 10% or more of total revenues and sales by geographic region were as follows (there were no sales to individual customers constituting 10% or more of total revenues in fiscal
   1996):

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                  ---------------------------------
                                                                                    1996        1995        1994
                                                                                  ---------  -----------  ---------
                                                                                       (Dollars in Thousands)
Major Customers:
British Petroleum plc and subsidiaries..........................................         *   $  169,944   $103,637
Mitsubishi International Corporation............................................         *   $  129,812   $ 69,920
Export Sales:
Export revenues.................................................................  $267,153   $  534,067   $324,930
Percentage of total revenues....................................................        34%          52%        46%
Export revenues (as a percent of total exports) by geographical area:
 Asia...........................................................................        66%          64%        80%
 Europe.........................................................................        34%          36%        16%
 Other..........................................................................         -            -          4%

*DOES NOT COMPRISE 10% OF TOTAL REVENUE FOR 1996 AND, THEREFORE, NOT REPORTED.

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                    1996        1995        1994
                                                                                  --------   ----------   --------
                                                                                        (Dollars in Thousands)
Geographic Segment Information:
Revenues:
  United States.................................................................  $633,754   $  886,247   $578,295
  Canada........................................................................   156,711      143,951    122,545
                                                                                  --------   ----------   --------
Total...........................................................................  $790,465   $1,030,198   $700,840
Income before taxes and extraordinary item:
  United States.................................................................  $ 27,540   $  210,320   $ 27,106
  Canada........................................................................    22,862       17,838      1,148
                                                                                  --------   ----------   --------
Total...........................................................................  $ 50,402   $  228,158   $ 28,254
Net Income:
  United States.................................................................  $ 18,330   $  140,382   $ 17,979
  Canada........................................................................    13,274        9,667      1,153
                                                                                  --------   ----------   --------
Total...........................................................................  $ 31,604   $  150,049   $ 19,132
Assets:
  United States.................................................................  $457,273   $  405,324   $376,594
  Canada........................................................................   232,411      204,615    204,331
                                                                                  --------   ----------   --------
Total...........................................................................  $689,684   $  609,939   $580,925
Selling, general and administrative expenses:
  United States.................................................................  $ 14,570   $   14,535   $ 10,232
  Canada........................................................................    17,195       17,088     14,075
  SARs..........................................................................     8,540       (2,767)    21,843
                                                                                  --------   ----------   --------
Total...........................................................................  $ 40,305   $   28,856   $ 46,150

   9. FINANCIAL INSTRUMENTS

   FOREIGN EXCHANGE

     The Company enters into forward foreign exchange contracts to hedge Canadian dollar currency transactions on a continuing basis for periods consistent with its committed exposures. The forward foreign exchange contracts have varying maturities with none exceeding 18 months. The Company makes net settlements of U.S. dollars for Canadian dollars at rates agreed to at inception of the contracts.

     The Company enters into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The Company does not engage in currency speculation. The Company had a notional amount of approximately $30 million and $26 million of forward foreign exchange contracts outstanding to buy Canadian dollars at September 30, 1996 and 1995, respectively. The deferred gain on these forward foreign exchange contracts at September 30, 1996 and 1995 was immaterial.


   CONCENTRATION OF CREDIT RISK

     The Company sells its products primarily to companies involved in the petrochemical and pulp and paper manufacturing industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. However, letters of credit are required by the Company on many of its export sales. The Company's credit losses have been minimal.

     The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.


   INVESTMENTS

     It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations such as certificates of deposit, repurchase agreements, or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participation of major U.S. corporations with a short term credit rating of A1/P1 and direct obligations of the U.S. Government or its agencies. In addition, not more than $5 million will be invested with any single bank, financial institution, or U.S. corporation.


   FAIR VALUE OF FINANCIAL INSTRUMENTS

     At September 30, 1996, the fair market value of all of the Company's financial instruments approximated the book value, except as stated below.

                      Book Value  Fair Value
                      ----------  ----------
                      (Dollars in Thousands)
Discount Notes          $ 94,757    $121,302
Subordinated Notes       275,000     289,273

     The fair values of the Discount Notes and the Subordinated Notes are based on quoted market prices.

   10. RELATED PARTY TRANSACTIONS

     In connection with the Merger, the Company paid TSG and Unicorn one-time transaction fees of approximately $8.4 million and $4.4 million, respectively. Investment banking fees of approximately $3.3 million were paid to Lazard Freres & Company ("Lazard"). A member of the former Board of Directors is a Limited Managing Director of Lazard. However, the Board member agreed not to receive any compensation from Lazard related to the Merger.

     Also in connection with the Merger, CS First Boston Corporation served as managing underwriter for the Public Offering and provided certain financial advisory services to STX Acquisition and Chemicals, for which such firm received underwriting discounts and commissions and financial advisory fees totaling approximately $20 million. John L. Garcia, a director and stockholder of the Company, is a Managing Director of CS First Boston Corporation.

     Koch Capital Services, Inc. formerly known as Koch Equities, Inc., a subsidiary of Koch Industries, Inc. ("Koch Industries") owns approximately 9% of the outstanding capital stock of Holdings. The Company and affiliates of Koch Industries have ongoing commercial relationships, including, from time to time, supply of raw materials or sales of petrochemicals. For fiscal 1996, sales to and purchases from Koch Industries and its affiliates represented less than 1% of the Company's revenues.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Except as modified below, the Notes to the Company's Consolidated Financial Statements are incorporated herein by reference insofar as they relate to Chemicals.


   1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CASH FLOWS

     On August 21, 1996, Holdings transferred all of its operating assets and liabilities (net $422.8 million) to Chemicals. At the same time, Chemicals transferred $610 million in cash to Holdings.


   INCOME TAXES

     Chemicals is included in the consolidated Federal tax return filed by its parent, Holdings. A tax sharing agreement between Holdings and Chemicals defines the computation of Chemicals' obligations to Holdings. Chemicals' provision for income taxes is computed as if Chemicals and its subsidiaries file their annual tax return on a separate company basis. Deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of Chemicals' assets and liabilities at enacted rates.


   EARNINGS PER SHARE

     All issued and outstanding shares of Chemicals are held by Holdings, and accordingly, earnings per share are not computed.


   2. INCOME TAXES

     A reconciliation of federal statutory income taxes to Chemicals' effective tax provision (benefit) before extraordinary item follows:

                                                                          PERIOD FROM MAY 14, 1996
                                                                          -------------------------
                                                                            TO SEPTEMBER 30, 1996
                                                                          -------------------------
                                                                           (Dollars in Thousands)
Provision for federal income tax at the statutory rate..................                   $   195
Foreign sales corporation...............................................                      (116)
State and foreign income taxes..........................................                       115
Other...................................................................                       190
                                                                                           -------
Effective tax provision.................................................                   $   384
                                                                                           =======

The provision (benefit) for income taxes is composed of the following:

                                                                          PERIOD FROM MAY 14, 1996
                                                                          -------------------------
                                                                            TO SEPTEMBER 30, 1996
                                                                          -------------------------
                                                                            (Dollars in Thousands)
From operations:
 Current federal........................................................                   $(1,001)
 Deferred federal.......................................................                     1,457
 Deferred foreign.......................................................                        90
 Current state..........................................................                      (162)
                                                                                           -------
 Total tax provision....................................................                   $   384
                                                                                           =======


     The components of Chemicals' deferred income tax assets and liabilities are summarized below:

                                                   SEPTEMBER 30, 1996
                                                 ----------------------
                                                 (Dollars in Thousands)
   Assets:
   Accrued liabilities.........................                 $ 9,803
   Accrued postretirement cost.................                   9,544
   Tax loss and credit carryforward and other..                   5,817
                                                                -------
   Total deferred tax assets...................                  25,164
                                                                -------

   Less:  current deferred income tax benefit..                   7,214
                                                                -------
   Noncurrent deferred tax assets..............                 $17,950
                                                                =======

   Liabilities:
   Property, plant and equipment...............                 $61,304
   Accrued pension cost........................                   2,525
   Other.......................................                   1,599
                                                                -------
   Total deferred tax liabilities..............                 $65,428
                                                                -------
   Net deferred tax liability..................                 $47,478
                                                                =======

     Chemicals has approximately Cdn. $13.2 million in Canadian tax loss carryforwards which will expire from 1999 through 2001 and approximately Cdn. $15.1 million in Canadian tax credit carryforwards which will expire from 2000 through 2004.

                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and Stockholders of Sterling Chemicals Holdings,
   Inc.

   We have audited the consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



   DELOITTE & TOUCHE LLP
   December 6, 1996

   Houston, Texas

                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Stockholder of Sterling Chemicals, Inc.

   We have audited the consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets) and cash flows for the period from May 14, 1996 (date of incorporation) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Chemicals, Inc. and subsidiaries as of September 30, 1996 and the consolidated results of their operations and their cash flows for the period from May 14, 1996 (date of incorporation) to September 30, 1996 in conformity with generally accepted accounting principles.



   DELOITTE & TOUCHE LLP
   December 6, 1996
   Houston, Texas

                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and Stockholders of Sterling Chemicals Holdings,
   Inc.

   We have audited the consolidated balance sheet of Sterling Chemicals Holdings, Inc. (formerly Sterling Chemicals, Inc.) and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.



   COOPERS & LYBRAND L.L.P.
   October 25, 1995
   Houston, Texas

                              REPORT OF MANAGEMENT



     Management is responsible for the preparation and content of the financial statements and other information included in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. The financial statements reflect management's judgments and estimates as to the effects of events and transactions that are accounted for or disclosed.

     Management maintains accounting systems which are supported by internal accounting controls that provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the benefits. Internal audits have been conducted to test compliance with internal controls. Results of audit efforts and actions are communicated to appropriate members of management and to the Audit Committee of the Board of Directors.

     Deloitte & Touche LLP and Coopers & Lybrand LLP performed a separate independent audit of the Company's financial statements for fiscal years 1996 and 1995, respectively, for the purpose of determining that the statements are presented fairly and in accordance with generally accepted accounting principles. The independent auditors are appointed by the Board of Directors and meet regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with the Company's senior officers and independent accountants to review the adequacy and reliability of the Company's accounting, financial reporting and internal controls.



   Robert W. Roten
   President and Chief Executive Officer



   Jim P. Wise
   Vice President - Finance and Chief Financial Officer



   December 6, 1996

                       STERLING CHEMICALS HOLDINGS, INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           FISCAL     FIRST     SECOND    THIRD     FOURTH
                                            YEAR     QUARTER   QUARTER   QUARTER    QUARTER
                                          ---------  --------  --------  --------  ---------
Revenues                                       1996  $191,542  $190,879  $218,371  $189,673
                                               1995   240,622   303,954   298,491   187,131

Gross Profit                                   1996    29,395    29,398    33,250    19,383
                                               1995    48,354    93,530   103,504    26,230

Income (loss) before extraordinary item        1996    12,787     6,427    16,420    (2,130)
                                               1995    22,259    56,077    59,767    15,050

Net income (loss)                              1996    12,787     6,427    16,420    (4,030)
                                               1995    22,259    56,077    56,663    15,050

Per Share Data:

Income (loss) before extraordinary item        1996  $    .23  $    .12  $    .29  $   (.06)
                                               1995       .40      1.01      1.08       .27

Net income (loss)                              1996       .23       .12       .29      (.11)
                                               1995       .40      1.01      1.02       .27

Cash dividends per common share                1996        --        --        --        --
                                               1995        --        --        --        --

Price range of common stock               1996 High     9 1/4    13        13 1/8    12 1/2
                                          1996 Low      7 1/2     8        11 1/8    10 7/8

                                          1995 High    13 7/8    14        13        12 7/8
                                          1995 Low      9 3/4    10 7/8    10 1/4     8 1/4

     There is no established public trading market for the Holdings' Common Stock, although the Common Stock is traded on the OTC Electronic Bulletin Board under the symbol "STXX". Prior to the Merger, the Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol "STX". The table above sets forth the price range of the Common Stock during the fiscal years ended September 30, 1996 and September 30, 1995. Information for the fourth quarter of fiscal 1996 reflects high and low sales prices on the NYSE for the period of July 1 through August 21, and high and low sales price information as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. ("NASD") for the period of August 22 through September 30.

     As of September 30, 1996, there were approximately 280 record holders of the Common Stock.

     Holdings has not paid dividends on the Common Stock in any of the last three fiscal years and does not anticipate paying dividends in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of Holdings and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of dividends on the Common Stock is restricted by the terms of the indenture governing the Discount Notes and indirectly restricted by the terms of the Chemicals Credit

   Agreement and the indenture governing the Subordinated Notes which restrict the ability of Chemicals to transfer funds to Holdings.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Termination of Coopers & Lybrand L.L.P. On October 25, 1995, the Audit Committee of the Board of Directors of the Company recommended and the Board of Directors of the Company approved the engagement of the firm of Arthur Andersen LLP ("Andersen") as its independent auditors for the year ending September 30, 1996, to replace the firm of Coopers & Lybrand L.L.P. ("Coopers"). The termination by the Company of the engagement of Coopers was effective upon the completion of the audit for the year ended September 30, 1995, and the filing of the Company's Annual Report on Form 10-K for such year. The appointment of Andersen as the Company's independent auditors for the fiscal year ending September 30, 1996 was ratified by the stockholders at the 1996 Annual Meeting of Stockholders.

     During the two previous fiscal years and the subsequent period through December 18, 1995, the date of filing of the Company's Annual Report on Form 10-K, there were no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their report to the subject matter of the disagreement.

     During the two previous fiscal years and the subsequent period through December 18, 1995, the date of filing of the Company's Annual Report on Form 10-K, the Company was not advised by Coopers of any of the reportable events listed in Item 304(a)(1)(v)(A) through (D) of SEC Regulation S-K and during such period of the Company did not consult with Andersen regarding any matter referenced under Item 304(a)(2) of the SEC Regulation S-K.

     The audit reports of Coopers on the consolidated financial statements of the Company as of and for the fiscal years ended September 30, 1995 and 1994, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph noting that the Company changed its method of accounting for income taxes effective October 1, 1993.

     The Company requested that Coopers furnish a letter addressed to the SEC stating whether Coopers agreed with the above statements. A copy of the Coopers letter to the SEC stating that such firm agreement with the above statements, dated December 18, 1995, was filed as Exhibit 16 to the Company's Form 8-K, dated December 18, 1995.

     Resignation of Arthur Andersen LLP. On August 21, 1996, Andersen resigned effective immediately in connection with the Merger. The Company engaged Deloitte & Touche LLP ("Deloitte") as its independent auditors for the fiscal year ended September 30, 1996. Deloitte served as independent auditors of STX Acquisition prior to the Merger.

     Andersen did not perform an audit of the Company's financial statements for any period. During the period of the engagement of Andersen, there were no disagreements with Andersen on any matter of accounting principles or practices or financial statement disclosure. The Company has not been advised by Andersen of any of the reportable events listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

     The Company requested that Andersen furnish a letter, addressed to the SEC, stating whether Andersen agreed with the above statements. A copy of the letter of Andersen to the SEC stating that such firm agreed with the above statements, dated August 28, 1996, was filed as Exhibit 16.1 to the Company's Form 8-K, dated August 21, 1996.

                                    PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning on page 4 and the information beginning on page 18 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


   ITEM 11. EXECUTIVE COMPENSATION

     The information beginning on page 7 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information beginning on page 16 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information beginning on page 12 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

                                    PART IV


   ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits

        1. Consolidated Financial Statements

                                                                 PAGE OF
                                                                THIS 10-K
                                                                ---------
           Sterling Chemicals Holdings, Inc. Consolidated
             Statements of Operations for the fiscal years
             ended September 30, 1996, 1995 and 1994............    33
           Sterling Chemicals Holdings, Inc. Consolidated
             Balance Sheet as of September 30, 1996 and 1995....    34
           Sterling Chemicals Holdings, Inc. Consolidated
             Statement of Changes in Stockholders' Equity
             (Deficiency in Assets) for the fiscal years ended
             September 30, 1996, 1995 and 1994..................    35
           Sterling Chemicals Holdings, Inc. Consolidated
             Statement of Cash Flows for the fiscal years ended
             September 30, 1996, 1995 and 1994..................    36
           Sterling Chemicals, Inc. Consolidated Statement of
             Operations for the period from May 14, 1996 to
             September 30, 1996.................................    37
           Sterling Chemicals, Inc. Consolidated Balance Sheet
             as of September 30, 1996...........................    38
           Sterling Chemicals, Inc. Consolidated Statement of
             Changes in Stockholders' Equity (Deficiency in
             Assets) for the period from May 14, 1996 to
             September 30, 1996.................................    39
           Sterling Chemicals, Inc. Consolidated Statement of
             Cash Flows for the period from May 14, 1996 to
             September 30, 1996.................................    40
           Notes to Consolidated Financial Statements...........    41
           Reports of Independent Accountants...................    61
           Report of Management.................................    64


        2. All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

        3. Exhibits

     The following exhibits are filed as part of this Form 10-K:

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBIT
  -------                       ----------------------

     2.1 --Amended and Restated Agreement and Plan of Merger between STX Acquisition Corp. and Sterling Chemicals, Inc. dated as of
            April 24, 1996, incorporated by reference from the Company's
            Current Report on Form 8-K dated April 24, 1996 as amended by Form 8-K/A.
   **3.1  --Restated Certificate of Incorporation of Sterling Chemicals
            Holdings, Inc.
   **3.2  --Certificate of Incorporation of Sterling Chemicals, Inc., as
            amended.
   **3.3  --Restated Bylaws of Sterling Chemicals Holdings, Inc.
     3.4  --Bylaws of Sterling Chemicals, Inc., incorporated by reference from
            Exhibit 3.4 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
            (Registration No. 333-04343).
     4.1  --Form of Warrant Agreement, incorporated by reference from Exhibit
            4.4 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
     4.2 --Form of Indenture governing the 13 1/2% Senior Secured Discount Notes Due 2008 of the Company, incorporated by reference from
            Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration
            No. 333-04343).
     4.3 --Form of Indenture governing the 11 3/4% Senior Subordinated Notes Due 2006 of Sterling Chemicals, Inc. (formerly known as STX Chemicals Corp.), incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
     4.4 --Credit Agreement among Sterling Chemicals, Inc. (formerly known as STX Chemicals Corp.), Texas Commerce Bank as Agent, Credit Suisse and Chase Securities, Inc. as co-arrangers and the lenders named therein, incorporated by reference from Exhibit (a) to the Company's Schedule 13E-3, Commission File No. 5-40034.
     4.5 --Stockholders Agreement, incorporated by reference from Exhibit 4.10 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
     4.6  --Registration Rights Agreement, incorporated by reference from
            Exhibit 4.11 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration
            No. 333-04343).
     4.7 --Voting Agreement, incorporated by reference from Exhibit 4.12 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
     4.8 --Tag-Along Agreement, incorporated by reference from Exhibit 4.13 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
     4.9 --Intercreditor Agreement, incorporated by reference from Exhibit 4.14 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.10 --Security Agreement (Pledge) between STX Acquisition Corp. and Texas Commerce Bank, incorporated by reference from Exhibit 4.15 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
   +10.1  --Assets Purchase Agreement dated August 1, 1986, between Monsanto
            Company and the Company, incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
    10.2 --Sterling Chemicals, Inc. Salaried Employees' Pension Plan (Restated as of October 1, 1993), incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.2(a)--Supplement to the Sterling Chemicals, Inc. Salaried Employee's
            Pension Plan (Restated as of January 1, 1994), incorporated by reference from Exhibit 10.6(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBIT
  -------                       ----------------------

   10.2(b)--First and Second Amendments to the Sterling Chemicals, Inc. Salaried
            Employees' Pension Plan dated April 27, 1994 and September 23, 1994, respectively, incorporated by reference from Exhibit 10.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.3 --Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan (Restated as of October 1, 1993), incorporated by reference from
            Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.3(a)--Supplement to the Sterling Chemicals, Inc. Hourly Paid Employee's
            Pension Plan (Restated as of January 1, 1994), incorporated by reference from Exhibit 10.8(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
   10.3(b)--First Amendment to the Sterling Chemicals, Inc. Hourly Paid
            Employees' Pension Plan dated April 27, 1994, incorporated by reference from Exhibit 10.8(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
 **10.3(c)--Sterling Chemicals, Inc. Amended and Restated Hourly Paid
            Employees' Pension Plan (Effective as of May 1, 1996).
    10.4  --Sterling Chemicals, Inc. Amended and Restated Savings and
            Investment Plan, incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.4(a)--Supplements to the Sterling Chemicals, Inc. Savings and Investment
            Plan for Hourly Paid Employees and Salaried Employees, incorporated by reference from Exhibit 10.10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
   10.4(b)--First and Second Amendments to the Sterling Chemicals, Inc. Amended and Restated Savings and Investment Plan dated April 27, 1994 and October 26, 1994, respectively, incorporated by reference from
            Exhibit 10.10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.5 --Sterling Chemicals, Inc. Pension Benefit Equalization Plan, incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-24020).
  **10.6  --Sterling Chemicals Employee Stock Ownership Plan (ESOP).
    10.7 --Sterling Chemicals, Inc. Amended and Restated Employee Stock Ownership Plan, incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.7(a)--First Amendment to the Sterling Chemicals, Inc. Amended and Restated
            Employees' Stock Ownership Plan dated April 27, 1994, incorporated by reference from Exhibit 10.12(a) to the Company's Annual Report on Form 10-K for the for the fiscal year ended September 30, 1994.
   +10.8  --Styrene Monomer Conversion Contract dated November 3, 1995, between
            Monsanto Company (subsequently assigned to Bayer Corporation, a subsidiary of Bayer AG) and the Company, incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
   +10.9  --Acrylonitrile Exchange Contract dated January 1, 1994, between the
            Company and Monsanto Company, incorporated by reference from
            Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
  +10.10  --Production Agreement dated April 15, 1988 between BP Chemicals
            Americas Inc. and the Company and First and Second Amendment thereto, incorporated by reference from Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-24020).
  +10.11  --Agreement dated May 2, 1988, between E.I. du Pont de Nemours and
            Company and the Company, incorporated by reference from Exhibit
            10.22 to the Company's Registration Statement on Form S-1 (Registration No. 33-24020).
   10.12 --License Agreement dated April 15, 1988, between BP Chemicals Americas Inc. and the Company, incorporated by reference from
            Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 33-24020).
  +10.13  --Product Sales Agreement dated August 1, 1986, between BASF
            Corporation and the Company, incorporated by reference from Exhibit
            10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBIT
  -------                       ----------------------
 +10.13(a)--Amendment No. 3 to Product Sales Agreement as of January 1,1994,
            between BASF Corporation and the Company, incorporated by reference from Exhibit 10.22(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
   10.14 --License Agreement dated August 1, 1986, between Monsanto Company and the Company, incorporated by reference from Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration
            No. 33-24020).
  +10.15  --Amended Lease and Production Agreement dated August 8, 1994, between
            BP Chemicals Americas Inc. and the Company, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
   10.16 --Form of Indemnity Agreement executed between the Company and each of its officers and directors prior to the Merger, incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
 **10.17  --Form of Indemnity Agreement executed between the Company and each of its officers and directors.
   10.18 --Amended and Restated Sterling Chemicals, Inc. Hourly Employees' Profit Sharing Plan, incorporated by reference from Exhibit
            10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.19 --Amended and Restated Sterling Chemicals, Inc. Salaried Employee's Profit Sharing Plan, incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
   10.20 --Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan, incorporated by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (Commission File Number 1-10059).
   10.21 --Sterling Chemicals, Inc. Deferred Compensation Plan, incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (Commission File Number 1-10059).
 **10.22  --Articles of Agreement between the Company, its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 1996 to May 1, 1999.
   10.23 --Conditional Performance Guaranty dated as of August 20, 1992, by Albright & Wilson, Ltd. in favor of Sterling Pulp Chemicals, Ltd., Sterling Canada, Inc. and the Indemnities identified in Section 10.2 of the Purchase Agreement, incorporated by reference from Exhibit
            10.38 to the Company's Current Report on Form 8-K dated September
            3, 1992.
   10.24 --Performance Guaranty dated as of August 20, 1992, by the Company in favor of Tenneco Canada Inc., Rio Linda Chemical Co., Albright
            & Wilson Americas, Inc. and the Indemnities identified in Section
            10.3 of the Purchase Agreement, incorporated by reference from
            Exhibit 10.39 to the Company's Current Report on Form 8-K dated September 3, 1992.
   10.25 --Lease dated March 1, 1990, between Procter & Gamble, Inc. and Tenneco Canada Inc., as amended by a Lease Modification Agreement dated August 9, 1991, and Consent and Assignment Agreement dated as of August 21, 1992, among 982174 Ontario Limited, Sterling Pulp Chemicals, Ltd., Proctor & Gamble, Inc., Tenneco Canada Inc. and The Bank of Nova Scotia, incorporated by reference from Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
   10.26 --Lease dated July 1, 1977 between Canadian National Railway Company and ERCO Industries Limited, and Consent and Assignment Agreement dated as of August 21, 1992, among Tenneco Canada Inc., Sterling Pulp Chemicals, Ltd., Canadian National Railway Company and The Bank of Nova Scotia, incorporated by reference from Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
  +10.27  --Sales and Purchase Agreement dated April 1, 1994, between BP
            Chemicals Ltd. and the Company, incorporated by reference from
            Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
  +10.28 --Contract for Sale and Purchase of Ethylene dated October 28, 1988, between Phillips 66 Company and the Company, incorporated by reference from Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBIT
  -------                       ----------------------
   10.29 --Agreement between Sterling Pulp Chemicals Ltd. North Vancouver British Columbia and Pulp, Paper and Woodworkers of Canada Local 5 British Columbia effective December 1, 1994 to November 30, 1997, incorporated by reference from Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
   10.30 --Agreement between Sterling Pulp Chemicals Ltd. Buckingham, Quebec and the Energy and Chemicals Workers Union effective November 30, 1994 to November 30, 1997, incorporated by reference from Exhibit
            10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
   10.31 --Agreement between Sterling Pulp Chemicals Ltd. Buckingham, Quebec, and the Office and Professional Employees International Union effective June 25, 1995 to November 14, 1997, incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
  +10.32  --Product Supply Agreement dated May 15, 1995, between Praxair
            Hydrogen Supply, Inc. and the Company, incorporated by reference from Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
 ++10.33  --Methanol Production Agreement between BP Chemicals Inc. and the
            Company dated September 26, 1996.
 **10.34  --Consulting Agreement dated April 23, 1996, among The Sterling Group,
            Inc. STX Acquisition Corp. and STX Chemicals Corp.
  **21.1  --Subsidiaries of Sterling Chemicals Holdings, Inc.
  **27.1  --Financial Data Schedule - Sterling Chemicals Holdings, Inc.
  **27.2  --Financial Data Schedule - Sterling Chemicals, Inc.

-------------
   **  Filed herewith.
   + Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.
   ++ Filed herewith and confidential treatment has been requested with respect to portions of this Exhibit.

       (b) Reports on Form 8-K.

       On August 28, 1996, the Company filed a Current Report on Form 8-K reporting under Items 1, 2, 4, and 5 of such Form.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANTS HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    STERLING CHEMICALS HOLDINGS, INC.
                                    STERLING CHEMICALS, INC.
                                    (Registrants)


                                    By     /s/ ROBERT W. ROTEN
                                      -------------------------------------
                                               (Robert W. Roten)
                                      President and Chief Executive Officer
   DATE: DECEMBER 18, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF EACH OF THE REGISTRANTS AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                               TITLE                            DATE
                ---------                               -----                            ----

     /s/  FRANK P. DIASSI                       Chairman of the Board of        December 18, 1996
------------------------------------------        Directors
         (Frank P. Diassi)

     /s/   ROBERT W. ROTEN                      President, Chief Executive      December 18, 1996
------------------------------------------        Officer and Director
         (Robert W. Roten)                      (principal executive officer)

        /s/ JIM P. WISE                         Vice President--Finance and     December 18, 1996
------------------------------------------        Chief Financial Officer
           (Jim P. Wise)                        (principal financial officer)

     /s/ PAUL G. VANDERHOVEN                    Controller                      December 18, 1996
------------------------------------------      (principal accounting officer)
        (Paul G. Vanderhoven)

      /s/ J. VIRGIL WAGGONER                    Vice Chairman of the Board of   December 18, 1996
------------------------------------------        Directors
          J. Virgil Waggoner)

      /s/  FRANK J. HEVRDEJS                    Director                        December 18, 1996
------------------------------------------
          (Frank J. Hevrdejs)

      /s/   T. HUNTER NELSON                    Director                        December 18, 1996
------------------------------------------
           (T. Hunter Nelson)

      /s/   JOHN L. GARCIA                      Director                        December 18, 1996
------------------------------------------
           (John L. Garcia)

                                                Director                        December 18, 1996
------------------------------------------
          (Allan R. Dragone)

     /s/   GEORGE B. GREGORY                    Director                        December 18, 1996
------------------------------------------
          (George B. Gregory)

     /s/   ROBERT B. CALHOUN                    Director                        December 18, 1996
------------------------------------------
          (Robert B. Calhoun)

CORPORATE INFORMATION


ANNUAL MEETING                           STOCK LISTING
Date:   January 22, 1997                 OTC Electronic Bulletin Board
Time:   9:00 a.m.                        Ticker Symbol - STXX
Place:  Texas Commerce
        Center Auditorium
        601 Travis
        Houston, Texas  77002



LEGAL COUNSEL                            STOCK TRANSFER AGENT
Andrews & Kurth L.L.P.                   AND REGISTRAR
600 Travis, Suite 4200                   Society National Bank
Houston, Texas 77002                     c/o KeyCorp Shareholder Services, Inc.
(713) 220-4200                           700 Louisiana, Suite 2620
                                         Houston, Texas 77002-2729



INDEPENDENT                              CORPORATE HEADQUARTERS
ACCOUNTANTS                              Sterling Chemicals Holdings, Inc.
Deloitte & Touche LLP                    1200 Smith, Suite 1900
333 Clay, Suite 2300                     Houston, Texas  77002-4312
Houston, Texas  77002                    (713) 650-3700
(713) 756-2000