Form 10-Q
period 1996-12-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1997-02-14
CIK 795662, 1014669

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934  FOR THE TRANSITION PERIOD FROM_______TO_______

COMMISSION FILE NUMBER 1-10059

                       STERLING CHEMICALS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                    76-0185186
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)
 1200 SMITH STREET, SUITE 1900
   HOUSTON, TEXAS 77002-4312                       (713) 650-3700
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (REGISTRANT'S TELEPHONE NUMBER,
                                            INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE
 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  COMMON STOCK, PAR
                              VALUE $.01 PER SHARE

COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                    76-0502785
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)
 1200 SMITH STREET SUITE 1900
   HOUSTON, TEXAS 77002-4312                       (713) 650-3700
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (REGISTRANT'S TELEPHONE NUMBER,
                                            INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE
       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

 Sterling Chemicals, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and therefore filing this form with the reduced disclosure format provided for by General Instruction H(2) of Form 10-Q.
                                 _______________

  Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No  ___

  As of February 11, 1997, Sterling Chemicals Holdings, Inc. had 11,974,171 shares of common stock outstanding. As of such date, the aggregate market value of such common stock held by nonaffiliates, based upon the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was approximately $141 million. As of February 11, 1997, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

===============================================================================

This combined Form 10-Q is separately filed by Holdings and Chemicals (each as defined herein). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Certain capitalized terms used in this Form 10-Q are defined in the Notes to Condensed Consolidated Financial Statements, included herein.


Part I. - FINANCIAL INFORMATION


Item 1. - FINANCIAL STATEMENTS

                       STERLING CHEMICALS HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT  SHARE DATA)
                                  (UNAUDITED)

                                                                                December 31,  September 30,
ASSETS                                                                             1996          1996
------                                                                        --------------  ----------
Current assets:
  Cash and cash equivalents.................................................      $   2,598   $   5,609
  Accounts receivable.......................................................        130,623     133,399
  Inventories...............................................................         67,805      53,720
  Prepaid expenses..........................................................         11,647      10,226
  Deferred income taxes.....................................................          5,132       6,064
                                                                                  ---------   ---------
     Total current assets...................................................        217,805     209,018

Property, plant and equipment, net..........................................        374,387     365,765
Other assets................................................................        122,452     114,901
                                                                                  ---------   ---------
       Total assets.........................................................      $ 714,644   $ 689,684
                                                                                  =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
----------------------------------------------------------
Current liabilities:
  Accounts payable..........................................................      $  72,823   $  66,562
  Accrued liabilities.......................................................         62,495      53,898
  Current portion of long-term debt.........................................         15,375      11,625
                                                                                  ---------   ---------
     Total current liabilities..............................................        150,693     132,085

Long-term debt..............................................................        714,721     714,632
Deferred income taxes.......................................................         46,805      46,933
Deferred credits and other liabilities......................................         83,067      68,473
Common stock held by ESOP...................................................          6,500       6,500
Less: unearned compensation.................................................         (6,094)     (6,500)

Commitments and contingencies
Stockholders' equity (deficiency in assets):
  Common stock, $.01 par value, 150,000,000 shares authorized,
  10,599,000 shares issued, 10,555,000 outstanding at December 31, 1996
       and  10,599,000 shares issued and outstanding at September 30, 1996              106         106

  Additional paid-in capital................................................       (560,077)   (560,077)
  Retained earnings.........................................................        299,458     306,656
  Accumulated translation adjustment........................................        (20,008)    (19,124)
                                                                                  ---------   ---------
                                                                                   (280,521)   (272,439)
  Treasury stock, at cost, 44,000 shares at December 31, 1996...............           (527)          -
                                                                                  ---------   ---------
     Total stockholders' equity (deficiency in assets)......................       (281,048)   (272,439)
                                                                                  ---------   ---------
       Total liabilities and stockholders' equity
       (deficiency in assets)...............................................      $ 714,644   $ 689,684
                                                                                  =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                       Three Months Ended December 31,
                                       --------------------------------
                                                  1996         1995
                                              ------------  -----------
Revenues                                         $186,926      $191,542

Cost of goods sold...................             171,843       162,147
                                                 --------   -----------

Gross profit.........................              15,083        29,395

Selling, general and
     administrative expenses.........               6,435         8,021
Other income.........................                (309)            -
Interest and debt related expenses,
     net of interest income..........              18,624         1,609
                                                 --------   -----------

Income (loss) before income taxes....              (9,667)       19,765
Provision (Benefit) for income taxes.              (2,469)        6,978
                                                 --------   -----------
Net income (loss)....................            $ (7,198)     $ 12,787
                                                 ========   ===========

Per share data:

Net income (loss) per share..........              $(0.68)        $0.23

Weighted average shares outstanding.               10,608        55,674
                                                 ========   ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       Three Months Ended   December 31,
                                                       -------------------  -------------
                                                              1996              1995
                                                       -------------------  -------------

Cash flows from operating activities:
     Cash received from customers....................           $ 205,361      $ 204,137
     Miscellaneous cash receipts.....................               6,590          3,086
     Cash paid to suppliers and employees............            (192,576)      (202,734)
     Interest paid...................................              (5,754)        (1,741)
     Interest received...............................                 100            374
     Income taxes paid...............................                (793)          (750)
                                                                ---------      ---------

Net cash provided by operating activities............              12,928          2,372
                                                                ---------      ---------

Cash flows from investing activities:
     Capital expenditures............................             (18,456)       (20,370)
                                                                ---------      ---------

Cash flows from financing activities:
     Proceeds from long-term debt....................               9,600          2,000
     Repayment of long-term debt.....................              (9,506)        (8,929)
     Issuance of common stock........................               3,000              -
      Purchase of treasury stock.....................                (527)             -
     Other...........................................                   -           (288)
                                                                ---------      ---------

Net cash provided by (used in) financing activities..               2,567         (7,217)
                                                                ---------      ---------

Effect of exchange rate on cash......................                 (50)           (48)
                                                                ---------      ---------

Net decrease in cash and cash equivalents............              (3,011)       (25,263)

Cash and cash equivalents - beginning of period......               5,609         30,882
                                                                ---------      ---------

Cash and cash equivalents - end of period............           $   2,598      $   5,619
                                                                =========      =========


                       STERLING CHEMICALS HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                  RECONCILIATION OF NET INCOME (LOSS) TO CASH
                        PROVIDED BY OPERATING ACTIVITIES
                        --------------------------------


                                                    Three Months Ended December 31,
                                                   ---------------------------------
                                                         1996             1995
                                                   ----------------  ---------------

Net income (loss)................................         $ (7,198)        $ 12,787

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization...............           11,502           10,712
     Loss on disposal of assets..................                -              140
     Deferred tax expense........................              919            1,574
     Accrued compensation........................                -              231
      Unearned compensation......................              406                -
      Discount note amortization.................            3,745                -

Change in:
     Accounts receivable.........................           (1,410)         (27,243)
     Inventories.................................          (14,129)           8,232
     Prepaid expenses............................           (1,507)             677
     Other assets................................           (6,087)             (98)
     Accounts payable............................            6,571          (17,440)
     Accrued liabilities.........................            8,845            6,019
     Other liabilities...........................           11,271            6,781
                                                          --------         --------

Net cash provided by operating activities........         $ 12,928         $  2,372
                                                          ========         ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                December 31,   September 30,
ASSETS                                                              1996          1996
------                                                         --------------  ----------
Current assets:
  Cash and cash equivalents..................................      $   2,484   $   5,581
  Accounts receivable........................................        138,087     135,635
  Inventories................................................         67,805      53,720
  Prepaid expenses...........................................          9,205      10,226
  Deferred income taxes......................................          5,132       6,064
                                                                   ---------   ---------
     Total current assets....................................        222,713     211,226

Property, plant and equipment, net...........................        374,387     365,765
Other assets.................................................        116,617     108,460
                                                                   ---------   ---------
       Total assets..........................................      $ 713,717   $ 685,451
                                                                   =========   =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
----------------------------------------------------------
Current liabilities:
  Accounts payable...........................................      $  72,823   $  66,562
  Accrued liabilities........................................         62,495      55,740
  Current portion of long-term debt..........................         15,375      11,625
                                                                   ---------   ---------
     Total current liabilities...............................        150,693     133,927

Long-term debt...............................................        619,219     619,875
Deferred income taxes........................................         48,696      47,478
Deferred credits and other liabilities.......................         83,067      68,473
Common stock held by ESOP....................................          6,500       6,500
Less: unearned compensation..................................         (6,094)     (6,500)

Commitments and contingencies
Stockholder's equity (deficiency in assets):
  Common stock, $.01 par value                                             -           -
  Additional paid-in capital.................................       (165,352)   (165,352)
  Retained earnings (deficit)................................         (3,004)        174
  Accumulated translation adjustment.........................        (20,008)    (19,124)
                                                                   ---------   ---------
     Total stockholder's equity (deficiency in assets).......       (188,364)   (184,302)
                                                                   ---------   ---------
       Total liabilities and stockholder's equity
       (deficiency in assets)................................      $ 713,717   $ 685,451
                                                                   =========   =========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                             Three Months Ended
                                                 December 31,
                                                   1996/1/
                                             ------------------
Revenues............................              $186,926

Cost of goods sold..................               171,843
                                                  --------

Gross profit........................                15,083

Selling, general and
 administrative expenses............                 6,080
Other income........................                  (309)
Interest and debt related expenses..                14,801
Interest income from parent.........                (1,788)
                                                  --------

Loss before income taxes............                (3,701)
Benefit  for income taxes...........                  (523)
                                                  --------
Net Loss............................              $ (3,178)
                                                  ========




/1/ See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities other than those related to merger activities.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                Three Months Ended
                                                    December 31,
                                                        1996
                                                -------------------

Cash flows from operating activities:
 Cash received from customers....................     $ 205,361
 Miscellaneous cash receipts.....................         6,501
 Cash paid to suppliers and employees............      (193,100)
 Interest paid...................................        (5,754)
 Interest received...............................           100
 Income taxes paid...............................          (793)
                                                      ---------

Net cash provided by operating activities........        12,315
                                                      ---------

Cash flows from investing activities:
 Capital expenditures............................       (18,456)
                                                      ---------

Cash flows from financing activities:
 Proceeds from long-term debt....................         9,600
 Repayment of long-term debt.....................        (9,506)
  Advances from parent...........................         3,000

Net cash provided by  financing activities.......         3,094
                                                      ---------

Effect of exchange rate on cash..................           (50)
                                                      ---------

Net decrease in cash and cash equivalents........        (3,097)

Cash and cash equivalents - beginning of period..         5,581
                                                      ---------

Cash and cash equivalents - end of period........     $   2,484
                                                      =========

                            STERLING CHEMICALS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                       RECONCILIATION OF NET LOSS TO CASH
                        PROVIDED BY OPERATING ACTIVITIES
                        --------------------------------


                                                            Three Months Ended
                                                                December 31,
                                                                   1996/1/
                                                            -------------------

Net loss..........................................              $ (3,178)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

 Depreciation and amortization....................                11,422
 Deferred tax expense.............................                 2,265
 Unearned compensation............................                   406

Change in:
 Accounts receivable..............................                (3,637)
 Inventories......................................               (14,129)
 Prepaid expenses.................................                   935
 Other assets.....................................                (6,614)
 Accounts payable.................................                 6,571
 Accrued liabilities..............................                 7,003
 Other liabilities................................                11,271
                                                                 -------

Net cash provided by operating activities.........              $ 12,315
                                                                ========



/1/ See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities other than those related to merger activities.

The accompanying notes are an integral part of the condensed consolidated financial statements

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (In Thousands)

1.  Merger Activities

Sterling Chemicals, Inc. (prior to the Merger, "Sterling") and STX Acquisition Corp. ("STX Acquisition"), a Delaware corporation formed in April 1996 by an investor group led by The Sterling Group, Inc. ("TSG") and the Unicorn Group L.L.C. ("Unicorn"), entered into an Amended and Restated Agreement and Plan of Merger dated April 24, 1996 (the "Merger Agreement"). On August 20, 1996, the Merger Agreement was approved by a majority of the shares outstanding, and on August 21, 1996, STX Acquisition merged with and into Sterling, changing its name to Sterling Chemicals Holdings, Inc. ("Holdings"), and continuing as the surviving corporation (the "Merger"). In connection with the Merger, Holdings transferred all of its operating assets and liabilities (excluding the Discount Notes) to a wholly owned subsidiary, STX Chemicals Corp., which at the time of the Merger, changed its name to Sterling Chemicals, Inc. (after the Merger,
"Chemicals").   Holdings has no direct subsidiaries other than Chemicals.  As used herein, the term "Company" refers to Sterling and its subsidiaries prior to the consummation of the Merger and, following the Merger, to Holdings and its subsidiaries, including Chemicals.

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

The Merger was financed by the proceeds of bank term loans of $356.5 million, including an ESOP term loan of $6.5 million, amounts drawn against a revolving credit facility of $6.4 million each pursuant to a new credit agreement (the "Credit Agreement"), an offering of $275.0 million Subordinated Notes, an offering of $191.8 million (initial proceeds of $100 million) representing 191,751 Units, with each unit consisting of one Discount Note and one Warrant to purchase three shares of Holding's common stock for $0.01 per share beginning in August 1997, equity raised by STX Acquisition of approximately $70.7 million, and cash on hand of $10.3 million. These proceeds were used to redeem Sterling's common stock other than Rollover Shares ($608.3 million), purchase other equity interests - primarily stock appreciation rights ("SARs") ($14.6 million), repay debt outstanding prior to the Merger ($142.7 million), loan monies to the new ESOP ($6.5 million) and pay fees and expenses ($46.8 million).

The Company has accounted for the Merger and related financing as a series of debt and equity transactions representing a recapitalization. Accordingly, the historical basis of the Company's assets and liabilities have not been impacted by the Merger and related financing.


2.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company and Chemicals as of December 31, 1996 and their consolidated results of operations for the applicable three-month periods ended December 31, 1996 and 1995 and consolidated cash flows for the applicable three-month periods ended December 31, 1996 and 1995. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in the Company's and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "Annual Report"). The condensed consolidated balance sheets as of September 30, 1996 included herein have been derived from the audited consolidated balance sheets as of September 30, 1996 included in the Annual Report. The condensed consolidated financial statements as of and for the three-month period ended December 31, 1996 included herein have been subjected to a review by Deloitte & Touche LLP, the Company's independent public accountants, whose reports are included herein.

Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income or stockholders' equity.

3.  Inventories:
                                           December 31,   September 30,
Inventories consisted of the following:        1996           1996
                                           -------------  -------------
Finished products........................       $48,282         $31,868
Raw materials............................        11,436           9,499
                                                -------         -------
  Inventories at FIFO cost...............        59,718          41,367
Inventories under exchange agreements....        (3,519)            722
Stores and supplies......................        11,606          11,631
                                                -------         -------
                                                $67,805         $53,720
                                                =======         =======

4.  Long-Term Debt:

Long-term debt consisted of the following:        December 31,    September 30,
                                                     1996              1996
                                                  ------------    -------------
Revolving credit facilities.................      $   3,000       $      --
Term loans..................................        347,500         350,000
ESOP term loan..............................          6,094           6,500
Subordinated notes..........................        275,000         275,000
Discount notes..............................         98,502          94,757
                                                   --------        --------
 Total debt outstanding.....................        730,096         726,257
Less:
 Current maturities.........................        (15,375)        (11,625)
                                                   --------        --------
Total long-term debt........................       $714,721        $714,632
                                                   ========        ========


5.  Commitments and Contingencies:

Product Contracts

The Company has certain long-term agreements which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, tertiary butylamine and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements which dedicate significant portions of the Company's production of styrene monomer, acrylonitrile, and methanol, the Company's major petrochemical products, to various customers. These agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

Environmental Regulations

The Company's operations involve the handling, production, transportation and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits which are required for the Company's operations are subject to periodic renewal and may be revoked or modified for cause. New laws or permit requirements and conditions may affect the Company's operations, products, or waste disposal. Past or future operations may result in claims or liabilities. Expenditures could be required to upgrade waste water collection, pretreatment, or disposal systems or for other matters related to production, transportation and disposal of materials classified as hazardous or toxic.

Legal  Proceedings

HUNTSMAN LAWSUIT: This lawsuit was settled in January 1997 by mutual agreement of the parties with no financial impact to the Company.


AMMONIA RELEASE LAWSUITS: A description of the ammonia release lawsuit is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated by reference. As discussed therein, approximately 2,600 of the plaintiffs agreed to submit their damage claims to binding arbitration. Each of the plaintiffs who agreed to participate in the arbitration waived any right of recovery for punitive or exemplary damages. Pursuant to the agreement to arbitrate, a two-week evidentiary proceeding was conducted in July 1996 before a three-judge panel which will make a determination of the amount of damages. Currently, the Company anticipates that the results of the arbitration will be rendered in the second fiscal quarter of 1997.

The Company continues to vigorously defend the claims of the plaintiffs who did not participate in the July 1996 arbitration.

The following ammonia lawsuit was settled in December 1996 with no financial impact to the Company: Feliciana Cantu, et al v. Sterling Chemicals, Inc.; Cause No. 664459; In the County Civil Court at Law No. 4 of Harris County, Texas.

OTHER LAWSUITS: The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

Litigation Contingency

In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts,"the Company has made estimates of the reasonably possible range of its liability with regard to outstanding litigation for which it may incur liability. In addition, liabilities have been accrued based on the estimated probable loss from such litigation. These estimates are based on management's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies. The Company therefore has also made estimates of its probable recoveries under these insurance policies based on its understanding of these policies, discussions with its insurers and consultation with outside legal counsel, in addition to management's judgments. Based on the foregoing, as of December 31, 1996, the Company has accrued approximately $21.3 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers of approximately $20.6 million. At December 31, 1996, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $44.8 million. The Company believes that it is insured for this additional reasonably possible loss, except for a portion which is not material.

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

6.  New Accounting Standards:

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes new accounting standards for measuring the impairment of long-lived assets. The Company adopted this Statement in the first quarter of fiscal 1997. The adoption of this Statement did not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. Under SFAS No. 123, companies are permitted to either adopt this new standard and record expenses for stock options and other stock-based employee compensation plans based on their fair value at date of grant, or continue to apply its current accounting policy under Accounting Principles Board ("APB") Opinion No. 25 and increase its footnote disclosure. In the first quarter of fiscal 1997, the Company elected to continue to apply

APB Opinion No. 25, and will increase its footnote disclosure to include the pro-forma impact on net income and earnings per share of the application of the fair value based method of accounting.

7.  Recent Developments:

In December 1996, the Company signed a definitive agreement with Cytec Industries Inc. ("Cytec") relating to the purchase by the Company of Cytec's acrylic fibers business (the "AFB"). The transaction closed on January 31, 1997, resulting in the acquisition of Cytec's acrylic fibers plant located near Pensacola, Florida by the Company. The AFB recorded sales of approximately $140 million in 1996 and is one of two acrylic fibers manufacturers in the United States. Cytec will supply acrylonitrile to the AFB through the continuation of a five-year supply agreement. This acquisition was financed through the incurrence of $81 million of term debt under a new Chemicals Credit Facility, the issuance of $10 million (liquidation value) of "pay in kind" preferred stock to Cytec, and the sale of $10 million of additional Holdings' common stock in a private placement. The Company will use the purchase method to account for the acquisition, and operating results of the AFB will be included with those of the Company beginning February 1, 1997.

The Company intends to focus on its acquisitions strategy, targeting chemical businesses and assets which will strengthen the Company's existing market positions, provide upstream or downstream integration, or produce complementary chemical products. The Company's ability to complete acquisitions requiring the incurrence of additional debt and other capital investment will be subject to various limitations contained in the Company's debt instruments.

8.  Employee Benefits:

In January 1997, the Board of Directors, upon recommendation of the Compensation Committee, approved the establishment of a Profit Sharing Plan, designed to benefit all qualified employees, a Stock Option Plan, which would grant stock options to key employees and directors, and a Bonus Plan, which is expected to provide for bonuses to certain key employees based on the Company's annual financial performance. The number of shares of common stock to be available under the Stock Option Plan will be established in connection with its final implementation.

9.  Weighted Average Shares:

The weighted average shares outstanding used in the calculation of earnings per share is calculated below:
Total shares issued at September 30, 1996                       11,141,000
Shares held by ESOP                                                542,000
                                                                ----------
Total shares issued less ESOP                                   10,599,000

Weighted average effect of:
    44,000 treasury shares acquired                                 (2,000)
    34,000 shares held by ESOP released for allocation
     to employees                                                   11,000
                                                                ----------
Weighted average shares outstanding for quarter ended
  December 31, 1996                                             10,608,000/1/




/1/ Weighted average shares outstanding excludes warrants equal to 575,000 shares which were antidilutive for the three-month period ending December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries as of December 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP

Houston, Texas
February 4, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholder of Sterling Chemicals, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries as of December 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sterling Chemicals , Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated December 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP

Houston, Texas
February 4, 1997

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Holdings is a holding company whose only material asset is Chemicals. Holdings' only material liability is its obligation to repay the Discount Notes issued in connection with the Merger. Chemicals and its subsidiaries own substantially all of the consolidated operating assets and are obligated for substantially all liabilities of the Company other than the Discount Notes. The Merger that occurred on August 21, 1996 and related financings were accounted for as a recapitalization, with no change in the basis of the assets and liabilities of Chemicals. Other than the additional interest expense associated with the Discount Notes, the results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals for the three-month period ended December 31, 1996, would not, in the opinion of the Company, provide any additional meaningful information.

RECENT DEVELOPMENTS

In December 1996, the Company completed construction of its 110,000 ton per year sodium chlorate plant in Valdosta, Georgia, and shipments to customers commenced in early January 1997. This new facility positions the Company to take advantage of the expected increase in demand for sodium chlorate in North America.

Also in December 1996, the Company signed a definitive agreement with Cytec relating to the purchase by the Company of Cytec's AFB. The transaction closed on January 31, 1997, resulting in the acquisition of Cytec's acrylic fibers plant located near Pensacola, Florida by the Company. The AFB recorded sales of approximately $140 million in 1996 and is one of two acrylic fibers manufacturers in the United States. Cytec will supply acrylonitrile to the AFB through the continuation of a five-year supply agreement. The total consideration paid in the acquisition was $101 million, which was financed through the incurrence of $81 million of term debt under a new Chemicals Credit Facility, with substantially the same lenders as those under the existing Credit Facility, the issuance of $10 million (liquidation value) of Series A "pay in kind" preferred stock to Cytec, and the sale of 833,334 shares of Holdings' common stock for a total of $10 million. Of such shares of common stock, 1,698 were sold pursuant to Regulation S to employees of the Company who are not residents of the United States, and the remaining shares were sold pursuant to a private placement. The Company will use the purchase method of accounting to account for the acquisition, and operating results of the AFB will be included with those of the Company beginning February 1, 1997.

RESULTS OF OPERATIONS

Revenues for the first three months of fiscal 1997 were approximately $187 million compared to revenues of approximately $192 million for the first three
months of fiscal 1996, a decrease of nearly 3%.   A net loss of  $7.2 million
was recorded for the first three months of fiscal 1997 or ($0.68) per share compared to net income of $12.8 million or $0.23 per share for the first three months of fiscal 1996.

The decrease in consolidated revenues and earnings for the first fiscal quarter of 1997 compared to the same period in fiscal 1996 was primarily in the Company's petrochemical business, as the pulp chemical business recorded increased revenues and earnings. Styrene and acrylonitrile, two of the Company's major petrochemical products, experienced moderately lower sales prices and significantly lower margins during the quarter compared to the same period a year ago. Earnings from the Company's pulp chemical business improved primarily as a result of higher sodium chlorate sales prices and margins. Earnings were significantly impacted by the increase in interest expense to $18.6 million in the first quarter of 1997 compared to $1.6 million in the same period last year.

PETROCHEMICALS:

For the first three months of fiscal 1997, the Company's revenues from its petrochemical business decreased about 6% to approximately $144 million when compared to the first three months of fiscal 1996. This decrease in revenues resulted primarily from decreases in styrene and acrylonitrile average sales prices compared to the same period a year ago. Operating earnings (loss) from the Company's petrochemical business decreased to ($2.5) million for the first three months of fiscal 1997 from $10.7 million during the same period in fiscal 1996. The decrease in earnings resulted primarily from significantly lower margins for styrene and acrylonitrile in the fiscal 1997 period.

STYRENE: Styrene revenues in the first three months of fiscal 1997 increased nearly 3% to approximately $77 million compared to the same period of fiscal 1996. Styrene sales prices decreased moderately from the same fiscal 1996 period because of weaker market conditions, particularly in the export market. Average sales prices for the first three months of fiscal 1997 decreased by approximately 2% from the same period a year ago. Sales volumes in the first three months of fiscal 1997 increased by approximately 3% over the same period last year.

The price of styrene's major raw materials, benzene and ethylene, were substantially higher during the first three months of fiscal 1997 compared to the same period in fiscal 1996. Benzene prices were approximately 31% higher, while ethylene prices were approximately 20% higher. These price escalations contributed significantly to the decline in styrene margins as market conditions did not allow for styrene price increases to compensate for these rising costs.

ACRYLONITRILE: Acrylonitrile revenues in the first three months of fiscal 1997 decreased approximately 43% to $26 million compared to the corresponding period in fiscal 1996. The decrease in revenues resulted from a decrease of approximately 26% in average sales prices and a decrease in sales volumes of approximately 23%. Reduced exports of acrylonitrile derivatives to the Far East market (primarily acrylic fiber and ABS resins) resulted in the lower acrylonitrile sales volumes and prices.

The prices of propylene and ammonia, which are the major raw materials used to make acrylonitrile, were approximately 9% and 22% higher, respectively, in the first three months of fiscal 1997 than in the corresponding period in fiscal 1996. These increases helped contribute to the decline in acrylonitrile margins.

METHANOL: In August 1996, the Company completed construction of a world-scale, 150 million gallon per year methanol unit at the Texas City plant as part of its capital program. During the demonstration period, problems in the unit's reformer burners developed. The burners were replaced during a three week shutdown in October 1996 and the methanol unit resumed production at projected capacities in late October 1996. Capital investment in the unit and production capacity are shared by the Company and BP Chemicals Inc. ("BP"). Approximately 50% of the methanol production is used as a raw material in the Company's acetic acid unit, replacing methanol that was previously purchased from third parties. The remaining methanol is available for the merchant market and for BP's worldwide acetic acid business. The methanol unit was constructed at significantly less than normal replacement cost because existing equipment at the Company's Texas City plant was refurbished and used in the project.

Methanol revenues in the first three months of fiscal 1997 were approximately $14 million with sales volume of 30.5 million gallons. The unit was under construction during the corresponding period of 1996.

OTHER PETROCHEMICAL PRODUCTS: Revenues from the Company's other petrochemical products (including acetic acid, plasticizers, tertiary butylamine, and sodium cyanide) during the first three months of fiscal 1997 decreased approximately 18% to $27 million compared to the same period for fiscal 1996. The decrease in revenue reflects a 25% decrease in sodium cyanide revenues as a result of lower demand, and a 31% decrease in acetic acid revenues resulting from a procedural change in the billings to BP. Prior to the startup of the Company's methanol unit, methanol used in the production of acetic acid was billed to BP as part of the total cost of production.

The decreases in sodium cyanide and acetic acid were partially offset by a 13% increase in plasticizers revenue reflecting the higher demand for these products.

PULP CHEMICALS:

Revenues from the Company's pulp chemical business for the first three months of fiscal 1997 increased by approximately 11% to $43 million compared to the first three months of fiscal 1996. The increase in revenues resulted primarily from an increase in sodium chlorate average sales prices of approximately 5%. Sales volume decreased approximately 1% from the same period a year ago. Sodium chlorate experienced higher average sales prices and margins as a result of improved demand due to increased chlorine dioxide utilization in pulp bleaching. Royalty revenues in the first three months of fiscal 1997 from installed generator technology increased approximately 14% over the first three months of fiscal 1996 as a result of higher customer operating rates and increased capacity. Operating income for the pulp chemical business in the first three months of fiscal 1997 was $11.1 million compared to $10.7 million for the first three months of fiscal 1996. The increase was attributable to improved profitability of sodium chlorate and higher royalty income.

The Company completed construction of its 110,000 ton sodium chlorate facility in Valdosta, Georgia in December 1996 and began shipments in early January 1997.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

Selling, general, and administrative expenses for the first three months of fiscal 1997 were $6.4 million compared to $8.0 million in the first three months of fiscal 1996. The difference is due primarily to a decrease of $0.4 million in employee profit sharing and SAR payments when compared to the same period last year and lower corporate development cost of approximately $1.0 million. The first quarter of 1996 reflected expenditures incurred by Sterling under the direction of the Special Committee of its Board of Directors in exploring Sterling's strategic alternatives, which ultimately led to the Merger.


INTEREST AND DEBT RELATED EXPENSE:

Interest and debt related expenses for the first three months of fiscal 1997 were $18.6 million compared to $1.6 million in the same period last year. This increase is primarily due to the additional debt incurred to finance the Merger.


INCOME TAXES:

The effective tax rate decreased from 35% in the first quarter of fiscal 1996 to 26% in the first quarter of fiscal 1997. This change reflects the effect of the permanent differences between book income and taxable income on the effective tax rate which is magnified by the lower projected earnings for fiscal 1997 compared to fiscal 1996. Additionally, varying tax rates from different taxing jurisdictions in which the Company operates has further impacted the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

DEBT STRUCTURE:

On August 21, 1996, in connection with the Merger, the Company completed a recapitalization (the "Transaction") significantly increasing the Company's leverage and cash requirements for debt service. At December 31, 1996, the Company's long-term debt (including current maturities) was $730 million. In addition, the Company's Credit Agreement was amended in January 1997 to permit the acquisition of the AFB, which was primarily financed with $81 million of additional term debt.

In its Annual Report for the year ended September 30, 1996, the Company disclosed that it might not be in compliance with its leverage ratio covenant under its Credit Agreement as of the end of the first fiscal quarter. The Company was in compliance with the leverage ratio and all other financial covenants at December 31, 1996, and has no reason to believe at this time that it will not remain in compliance. Subsequent to the end of the first fiscal quarter, the Company's leverage ratio was positively affected by the completion of the acquisition of the AFB of Cytec on January 31, 1997, the financing for which was provided in part through issuance of 833,334 shares of Holdings common stock for an aggregate purchase price of $10 million. In addition, at the time of such acquisition, the Company negotiated an amendment to the Credit Agreement to make certain financial covenants, including the leverage ratio covenant applicable through the end of fiscal 1997, somewhat less restrictive.

The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisition, and general corporate purposes will be affected by the aforementioned covenants and by cash requirements for debt service. The Credit Agreement and the indentures governing the Subordinated Notes and the Discount Notes (collectively the "Indentures") issued as part of the Transaction contain numerous financial and operational covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. The Company's ability to comply with the terms of these various debt agreements (including its ability to comply with such covenants) and to meet its debt service obligations will depend on the future performance of the Company. The Credit Agreement also requires that a certain amount of Excess Cash Flow (as defined) be used to prepay amounts outstanding under the term loan. The first such mandatory prepayment is not required to be made until January 1998.

The Company intends to meet its liquidity needs for operating activities and capital expenditures (other than acquisitions) through internally generated funds and, to the extent necessary, borrowings under the revolving credit facility. The Company believes that such sources of funds will be sufficient to permit the Company to meet its liquidity needs during fiscal 1997.

The Credit Agreement and the indenture for the Subordinated Notes contain provisions which restrict the payment of advances, loans, and dividends from Chemicals to Holdings. The most restrictive of those covenants limits such payments during fiscal 1997 to approximately $1.6 million plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement. Such restriction is not expected to limit Holdings' ability to meet its obligations in fiscal 1997.


WORKING CAPITAL:

Working capital of the Company was $67 million at December 31, 1996, down from $77 million at September 30, 1996. Lower acrylonitrile sales volumes and increased raw material prices resulted in a $14 million increase in inventories. The higher raw material prices contributed to a $6 million increase in accounts payable. Interest accrued on the subordinated debt resulted in a $9 million increase in accrued liabilities. Cash and cash equivalents decreased $3 million primarily as a result of expenditures in the first three months of fiscal 1997 in connection with the Company's three-year $200 million capital program.


CASH FLOW:

Net cash provided by operations was $12.9 million during the first three months of fiscal 1997 compared to $2.4 million for the corresponding period in fiscal 1996. The increase was primarily attributable to prepaid revenues in the petrochemical business along with working capital changes partially offset by higher payments for interest and lower earnings.


CAPITAL EXPENDITURES:

The Company's capital expenditures for the first three months of fiscal 1997 were $18.5 million compared to $20.4 million in the same period last year. The capital expenditures in the first three months of fiscal 1997 were primarily for the construction of the Valdosta, Georgia sodium chlorate plant, along with the distributive control system installation at the Company's acrylonitrile unit.. During the remainder of fiscal 1997, the Company expects to make an additional $21.5 million of capital expenditures primarily for process modernization in styrene and acrylonitrile and routine safety, environmental, and replacement capital in the Company's petrochemical, pulp chemical, and fibers businesses. The Company expects to fund its fiscal 1997 petrochemical business capital expenditures from operating cash flow and Chemicals' $100 million revolving credit facility, as needed.

LEGAL PROCEEDINGS

The information under "Legal Proceedings" in the Notes to Condensed Consolidated Financial Statements herein is hereby incorporated by reference.


Part II - OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES

In connection with the acquisition of the AFB from Cytec, on January 31, 1997 Holdings issued $10 million (liquidation value) of Series A "pay in kind" preferred stock to Cytec, and sold 833,334 shares of Holdings' common stock for a total of $10 million. Of such shares of common stock, 1,698 were sold pursuant to Regulation S to employees of the Company who are not residents of the United States, and the remaining shares were sold pursuant to a private placement.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three
months ended December 31, 1996.   However, the Company's  Annual  Meeting of
stockholders was held on January 22, 1997 at which time the Company's nine nominees for directors were elected and the appointment of Deloitte & Touche LLP as the independent auditors of the financial statements of the Company for the fiscal year ended September 30, 1997 was ratified.

Item 5.  OTHER INFORMATION

The information in Part I, Item 2 regarding the Company's acquisition of the AFB from Cytec is incorporated herein by reference.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits: The following exhibits are filed as part of this Form
        10-Q.

Exhibit
Number                           DESCRIPTION OF EXHIBIT
-------
 4.1      --Amendment No.1 to the Sterling Chemicals, Inc. Credit Agreement.
 4.2      --Second Amendment and Supplement to Security Agreement (Pledge)
            between Sterling Chemicals Holdings, Inc. and Texas Commerce Bank
            N.A.
10.1      --Asset Purchase Agreement, dated December 23, 1996, among Sterling
             Fibers, Inc., Sterling Chemicals, Inc., Sterling Chemicals Holdings, Inc., Cytec Acrylic Fibers Inc., Cytec Technology Corp. and Cytec Industries Inc.
27.1      --Financial Data Schedule-Sterling Chemicals Holdings, Inc.
27.2      -- Financial Data Schedule-Sterling Chemicals, Inc.


  (b)  Reports on Form 8-K:

On December 26, 1996, the Company filed a report on Form 8-K announcing the December 23, 1996, execution of a definitive agreement with Cytec to purchase the AFB.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STERLING CHEMICALS HOLDINGS, INC.
                                    STERLING CHEMICALS , INC.
                                    (Registrants)



     Date:  February  14, 1997      /s/ ROBERT W. ROTEN
                                    _____________________________
                                    Robert W. Roten
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



     Date:  February  14, 1997      /s/ JIM P. WISE
                                    ______________________________
                                    Jim P. Wise
                                    Vice President - Finance
                                           and Chief Financial Officer
                                    (Principal Financial Officer)