Form 10-Q
period 1997-03-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1997-05-15
CIK 795662, 1014669

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

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

  Sterling Chemicals, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format provided for by General Instruction H(2) of Form 10-Q.

                               ----------------

  Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of May 9, 1997, Sterling Chemicals Holdings, Inc. had 11,974,171 shares of common stock outstanding. As of such date, the aggregate market value of such common stock held by nonaffiliates, based upon the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was approximately $141 million. As of May 9, 1997, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This combined Form 10-Q is separately filed by Holdings and Chemicals (each as defined herein). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Certain capitalized terms used in this Form 10-Q are defined in the Notes to Condensed Consolidated Financial Statements, included herein.

PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                       STERLING CHEMICALS HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                MARCH 31,  SEPTEMBER
                                  1997     30, 1996
                                ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents.... $   6,280  $   5,609
  Accounts receivable..........   159,653    133,399
  Inventories..................    75,819     53,720
  Prepaid expenses.............    16,746     10,226
  Deferred income taxes........     6,616      6,064
                                ---------  ---------
  Total current assets.........   265,114    209,018
Property, plant and equipment,
 net...........................   439,565    365,765
Other assets...................   127,166    114,901
                                ---------  ---------
    Total assets............... $ 831,845  $ 689,684
                                =========  =========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable............. $  70,372  $  66,562
  Accrued liabilities..........    63,608     53,898
  Current portion of long-term
   debt........................    22,015     11,625
                                ---------  ---------
    Total current liabilities..   155,995    132,085
Long-term debt.................   808,576    714,632
Deferred income taxes..........    47,226     46,933
Deferred credits and other
 liabilities...................    89,643     68,473
Common stock held by ESOP......     7,688      6,500
Less: unearned compensation....    (6,620)    (6,500)
Redeemable preferred stock.....    10,162         --
Commitments and contingencies
Stockholders' equity
 (deficiency in assets):
  Common stock, $.01 par value,
   20,000,000 shares
   authorized, 11,333,000
   shares issued; 11,326,000
   outstanding at March 31,
   1997; and 10,599,000 shares
   issued and outstanding at
   September 30, 1996..........       113        106
  Additional paid-in capital...  (551,271)  (560,077)
    Retained earnings..........   291,480    306,656
    Accumulated translation
     adjustment................   (21,061)   (19,124)
                                ---------  ---------
                                (280,739)   (272,439)
    Treasury stock, at cost,
     7,000 shares at March 31,
     1997......................       (86)        --
                                ---------  ---------
      Total stockholders'
       equity (deficiency in
       assets)...................(280,825)  (272,439)
                                ---------  ---------
        Total liabilities and
         stockholders' equity
         (deficiency in
         assets)............... $ 831,845  $ 689,684
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

                       STERLING CHEMICALS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS     SIX MONTHS ENDED
                                           ENDED MARCH 31,       MARCH 31,
                                          ------------------ ------------------
                                            1997      1996     1997      1996
                                          --------  -------- --------  --------
Revenues................................. $239,763  $190,879 $426,689  $382,421
Cost of goods sold.......................  222,936   161,481  394,779   323,628
                                          --------  -------- --------  --------
Gross profit.............................   16,827    29,398   31,910    58,793

Selling, general, and administrative
 expenses................................    7,223     8,298   13,349    16,108
Stock appreciation rights expense........       --     6,447       --     6,658
Other expense............................       --     3,550       --     3,550
Interest and debt related expenses, net
 of interest income......................   20,850     1,601   39,474     3,210
                                          --------  -------- --------  --------

Income (loss) before income taxes........  (11,246)    9,502  (20,913)   29,267

Provision (benefit) for income taxes.....   (3,435)    3,075   (5,904)   10,053
                                          --------  -------- --------  --------

Net income (loss)........................   (7,811)    6,427  (15,009)   19,214
Preferred stock dividend.................      162        --      162        --
                                          --------  -------- --------  --------

Net income (loss) attributable to common
 stockholders............................ $ (7,973) $  6,427 $(15,171) $ 19,214
                                          ========  ======== ========  ========
Net income (loss) per common share....... $ (0.72)  $   0.12 $  (1.40) $   0.35
                                          ========  ======== ========  ========
Weighted average shares outstanding......   11,118    55,690   10,860    55,682


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Cash flows from operating activities:
  Cash received from customers.............................. $441,473  $422,542
  Miscellaneous cash receipts...............................    9,368    11,044
  Cash paid to suppliers and employees...................... (414,540) (404,391)
  Interest paid.............................................  (28,579)   (3,280)
  Interest received.........................................      266       538
  Income taxes paid (refunded)..............................    1,433   (10,303)
                                                             --------  --------
Net cash provided by operating activities...................    9,421    16,150
                                                             --------  --------
Cash flows from investing activities:
  Capital expenditures......................................  (25,154)  (48,996)
  Purchase of assets-acrylic fibers business................  (88,200)       --
  Proceeds-sale of assets...................................       16        --
                                                             --------  --------
Cash used in investing activities........................... (113,338)  (48,996)
Cash flows from financing activities:
  Proceeds from long-term debt..............................  146,900    38,000
  Repayment of long-term debt...............................  (50,072)  (34,392)
  Issuance of common stock..................................   12,339        --
  Purchase of treasury stock................................     (613)       --
  Other.....................................................   (3,889)     (289)
                                                             --------  --------
Net cash provided by financing activities...................  104,665     3,319
                                                             --------  --------
Effect of exchange rate on cash.............................      (77)      (94)
                                                             --------  --------
Net increase (decrease) in cash and cash equivalents........      671   (29,621)
Cash and cash equivalents--beginning of period..............    5,609    30,882
                                                             --------  --------
Cash and cash equivalents--end of period.................... $  6,280  $  1,261
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

                       STERLING CHEMICALS HOLDINGS, INC.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                  RECONCILIATION OF NET INCOME (LOSS) TO CASH
                        PROVIDED BY OPERATING ACTIVITIES

                                                            SIX MONTHS ENDED
                                                               MARCH 31,
                                                            -----------------
                                                              1997     1996
                                                            --------  -------
Net income (loss).......................................... $(15,009) $19,214
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization............................   25,164   21,188
  Loss on disposal of assets...............................        7    3,329
  Deferred tax expense.....................................    3,124    1,600
  Accrued compensation.....................................       --    6,850
  Unearned compensation....................................    1,067       --
  Discount note amortization...............................    7,507       --
Change in:
  Accounts receivable......................................  (30,299) (15,570)
  Inventories..............................................    1,201    8,960
  Prepaid expenses.........................................   (6,241)    (912)
  Other assets.............................................   (7,317)  (5,589)
  Accounts payable.........................................    6,999  (10,727)
  Accrued liabilities......................................    7,149  (18,829)
  Interest payable.........................................    6,783      705
  Taxes payable............................................   (1,234)    (840)
  Other liabilities........................................   10,520    6,771
                                                            --------  -------
Net cash provided by operating activities.................. $  9,421  $16,150
                                                            ========  =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         MARCH    SEPTEMBER 30,
                                                        31, 1997      1996
                                                        --------  -------------
ASSETS
Current assets:
  Cash and cash equivalents............................ $  6,280    $  5,581
  Accounts receivable..................................  167,209     135,635
  Inventories..........................................   75,819      53,720
  Prepaid expenses.....................................   14,739      10,226
  Deferred income taxes................................    6,616       6,064
                                                        --------    --------
    Total current assets...............................  270,663     211,226
Property, plant and equipment, net.....................  439,565     365,765
Other assets...........................................  120,972     108,460
                                                        --------    --------
      Total assets..................................... $831,200    $685,451
                                                        ========    ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN
 ASSETS)
Current liabilities:
  Accounts payable..................................... $ 70,372    $ 66,562
  Accrued liabilities..................................   63,603      55,740
  Current portion of long-term debt....................   22,015      11,625
                                                        --------    --------
    Total current liabilities..........................  155,990     133,927
Long-term debt.........................................  709,312     619,875
Deferred income taxes..................................   50,433      47,478
Deferred credits and other liabilities.................   89,643      68,473
Common stock held by ESOP..............................    7,688       6,500
Less: unearned compensation............................   (6,620)     (6,500)
Commitments and contingencies
Stockholder's equity (deficiency in assets):
  Common stock, $.01 par value.........................       --          --
  Additional paid-in capital........................... (146,538)   (165,352)
  Retained earnings (deficit)..........................   (7,647)        174
  Accumulated translation adjustment...................  (21,061)    (19,124)
                                                        --------    --------
    Total stockholder's equity (deficiency in assets).. (175,246)   (184,302)
                                                        --------    --------
      Total liabilities and stockholder's equity
       (deficiency in assets).......................... $831,200    $685,451
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

                            STERLING CHEMICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        THREE MONTHS SIX MONTHS
                                                           ENDED       ENDED
                                                         MARCH 31,   MARCH 31,
                                                          1997(1)       1997
                                                        ------------ ----------
Revenues...............................................   $239,763    $426,689
Cost of goods sold.....................................    222,936     394,779
                                                          --------    --------
Gross profit...........................................     16,827      31,910

Selling, general and administrative expenses...........      7,012      12,783
Interest and debt related expenses.....................     17,011      31,812
Interest income from parent............................         --      (1,788)
                                                          --------    --------
Loss before income taxes...............................     (7,196)    (10,897)

Benefit for income taxes...............................     (2,553)     (3,076)
                                                          --------    --------

Net Loss...............................................   $ (4,643)   $ (7,821)
                                                          ========    ========

--------
(1) See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities other than those related to merger activities.


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      SIX MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                         1997
                                                                      ----------
Cash flows from operating activities:
  Cash received from customers.......................................  $441,473
  Miscellaneous cash receipts........................................     9,412
  Cash paid to suppliers and employees...............................  (415,150)
  Interest paid......................................................   (28,579)
  Interest received..................................................       261
  Income taxes paid..................................................     1,433
                                                                       --------
Net cash provided by operating activities............................     8,850
                                                                       --------
Cash flows from investing activities:
  Capital expenditures...............................................   (25,154)
  Purchase of assets-fibers business.................................   (88,200)
  Proceeds from sale of assets.......................................        16
                                                                       --------
Net cash used in investing activities................................  (113,338)
Cash flows from financing activities:
  Proceeds from long-term debt.......................................   146,900
  Repayment of long-term debt........................................   (50,072)
  Intercompany financing.............................................     3,000
  Contributions from parent..........................................     8,604
  Other..............................................................    (3,168)
                                                                       --------
Net cash used in financing activities................................   105,264
                                                                       --------
Effect of exchange rate on cash......................................       (77)
                                                                       --------
Net change in cash and cash equivalents..............................       699
Cash and cash equivalents--beginning of period.......................     5,581
                                                                       --------
Cash and cash equivalents--end of period.............................  $  6,280
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

                            STERLING CHEMICALS, INC.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                       RECONCILIATION OF NET LOSS TO CASH
                        PROVIDED BY OPERATING ACTIVITIES

                                                                    SIX MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                     1997(1)
                                                                    ----------
Net loss...........................................................  $(7,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization....................................   25,002
  Loss on disposal of assets.......................................        7
  Deferred tax expense.............................................    5,787
  Unearned compensation............................................    1,067
Change in:
  Accounts receivable..............................................  (34,753)
  Inventories......................................................    1,201
  Prepaid expenses.................................................   (4,234)
  Other assets.....................................................   (7,844)
  Accounts payable.................................................    7,361
  Accrued liabilities..............................................    7,063
  Interest payable.................................................    8,570
  Taxes payable....................................................   (3,076)
  Other liabilities................................................   10,520
                                                                     -------
Net cash provided by operating activities..........................  $ 8,850
                                                                     =======

--------
(1) See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities other than those related to merger activities.


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                           STERLING CHEMICALS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (IN THOUSANDS)

1. MERGER ACTIVITIES

  Sterling Chemicals, Inc. (prior to the Merger, "Sterling") and STX Acquisition Corp. ("STX Acquisition"), a Delaware corporation formed in April 1996 by an investor group led by The Sterling Group, Inc. ("TSG") and The Unicorn Group L.L.C. ("Unicorn"), entered into an Amended and Restated Agreement and Plan of Merger dated April 24, 1996 (the "Merger Agreement"). On August 20, 1996, the Merger Agreement was approved by a majority of the shares outstanding, and on August 21, 1996, STX Acquisition merged with and into Sterling, changing its name to Sterling Chemicals Holdings, Inc. ("Holdings"), and continuing as the surviving corporation (the "Merger"). In connection with the Merger, Holdings transferred all of its operating assets and liabilities excluding its 13 1/2% Senior Secured Discount Notes Due 2008 (the "13 1/2% Notes") to a wholly owned subsidiary, STX Chemicals Corp., which at the time of the Merger changed its name to Sterling Chemicals, Inc. (after the Merger, "Chemicals"). Holdings has no direct subsidiaries other than Chemicals. As used herein, the term "Company" refers to Sterling and its subsidiaries prior to the consummation of the Merger and, following the Merger, to Holdings and its subsidiaries, including Chemicals.

  Each share of Sterling's common stock outstanding immediately prior to the Merger was converted (at the election of the holder thereof) into either $12.00 cash or the right to retain such shares ("Rollover Shares"), with the aggregate number of Rollover Shares limited to 5.0 million. As a result of the Merger, on August 21, 1996, the former STX Acquisition stockholders held approximately 5.3 million shares (49%), stockholders with Rollover Shares held approximately 5.0 million shares (46%), and the Company's newly formed Employee Stock Ownership Plan (the "ESOP") held approximately 542,000 shares (5%) of the outstanding shares of Holdings' common stock, par value $0.01 per share ("Holdings Common Stock").

  The Merger was financed by the proceeds of bank term loans of $356.5 million, including an ESOP term loan of $6.5 million, amounts drawn against a revolving credit facility of $6.4 million each pursuant to a new credit agreement (the " Original Credit Agreement"), an offering by Chemicals of $275.0 million of Chemicals' 11 3/4% Senior Subordinated Notes Due 2006 (the "11 3/4% Notes"), an offering of $191.8 million (initial proceeds of $100 million) representing 191,751 Units, with each unit consisting of one 13 1/2% Note and one Warrant to purchase three shares of Holdings Common Stock for $0.01 per share beginning in August 1997, equity raised by STX Acquisition of approximately $70.7 million, and cash on hand of $10.3 million. These proceeds were used to redeem Sterling's common stock other than Rollover Shares ($608.3 million), purchase other equity interests (primarily stock appreciation rights ("SARs")) ($14.6 million), repay debt outstanding prior to the Merger ($142.7 million), loan monies to the new ESOP ($6.5 million), and pay fees and expenses ($46.8 million).

  The Company has accounted for the Merger and related financing (collectively the "1996 Recapitalization") as a series of debt and equity transactions representing a recapitalization. Accordingly, the historical basis of the Company's assets and liabilities have not been impacted by the 1996 Recapitalization.

2. BASIS OF PRESENTATION:

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company and Chemicals as of March 31, 1997 and their consolidated results of operations and cash flows for the applicable three-month and six-month periods ended March 31, 1997 and 1996. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "Annual Report"). The condensed consolidated balance sheets as of September 30, 1996 included herein have been derived from the audited consolidated balance sheets as of September 30, 1996 included in the Annual Report. The condensed consolidated financial statements as of and for the three-month and six-month periods ended March 31, 1997 included herein have been subjected to a review by Deloitte & Touche LLP, the Company's independent public accountants, whose reports are included herein.

  Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income or stockholders' equity.

3. INVENTORIES:

                                                         MARCH 31, SEPTEMBER 30,
                                                           1997        1996
                                                         --------- -------------
Inventories consisted of the following:
Finished products.......................................  $47,163     $31,868
Raw materials...........................................   13,189       9,499
Inventories under exchange agreements...................   (2,965)        722
Stores and supplies.....................................   18,432      11,631
                                                          -------     -------
                                                          $75,819     $53,720
                                                          =======     =======

4. LONG-TERM DEBT:

                                                          MARCH    SEPTEMBER 30,
                                                         31, 1997      1996
                                                         --------  -------------
Long-term debt consisted of the following:
Revolving credit facilities............................. $ 21,640    $     --
Term Loans..............................................  426,000     350,000
ESOP term loan..........................................    5,688       6,500
11 3/4% Notes...........................................  275,000     275,000
13 1/2% Notes...........................................  102,263      94,757
                                                         --------    --------
  Total debt outstanding................................  830,591     726,257
Less:
  Current maturities....................................  (22,015)    (11,625)
                                                         --------    --------
Total long-term debt.................................... $808,576    $714,632
                                                         ========    ========

  As part of the 1996 Recapitalization, Chemicals entered into the Original Credit Agreement with Texas Commerce Bank National Association, as agent bank for a syndicate of lenders, and Credit Suisse First Boston and Chase Securities, Inc. as co-arrangers. Funding under the Original Credit Agreement occurred August 21, 1996, upon the consummation of the Merger. The Original Credit Agreement provides for facilities consisting of a six and one-half year revolving credit facility providing for up to $100 million (subject to a monthly borrowing base calculation) in revolving loans (the "Revolver"), a term loan facility consisting of a six and one-half year $200 million Tranche A term loan and an eight-year $150 million Tranche B term loan (the "Original Term Loans"), and a four-year $6.5 million ESOP Term Loan (the "ESOP Loan").

  On January 31, 1997, the Company acquired (the "AFB Acquisition") the acrylic fibers business (the "AFB") of Cytec Industries Inc. ("Cytec") (See
Note 7). In connection with the AFB Acquisition, Chemicals entered into a credit agreement (the "New Credit Agreement" and together with the Original Credit Agreement, the "Senior Credit Agreements") with Texas Commerce Bank National Association, as agent bank for a syndicate of lenders, and Credit Suisse First Boston and Chase Securities Inc. as co-arrangers. Funding under the New Credit Agreement occurred January 31, 1997, upon consummation of the AFB Acquisition. The New Credit Agreement provides for a term loan facility consisting of a $31 million Tranche A term loan due March 31, 2003 and a $50 million Tranche B term loan due September 30, 2004 (the "New Term Loans" and together with the Original Term Loans, the "Term Loans").

  The Term Loans, the ESOP Loan and the Revolver borrowings bear interest, at Chemicals' option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin ranging from 0% to 3% depending upon the Company's Leverage Ratio (as defined in the Original Credit Agreement). The "Base Rate" is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1% (as such terms are defined in the Senior Credit Agreements). The Original Credit Agreement also requires Chemicals to pay a commitment fee in the amounts of 3/8% or 1/2% of the unused commitment under the Revolver depending on the Company's Leverage Ratio.

  On April 7, 1997, Chemicals completed a private offering (the "11 1/4% Notes Offering") of $150,000,000 of 11 1/4% Senior Subordinated Notes Due 2007 (the "11 1/4% Notes"). The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4% Notes and all future senior subordinated indebtedness.

  The proceeds of the 11 1/4% Notes Offering were used to prepay outstanding indebtedness under the Term Loans. In connection with such prepayments, Chemicals and the requisite lenders under the Senior Credit Agreements effected amendments to the Senior Credit Agreements ("the Amendments"). Among other things, the Amendments (i) permitted and provided for the issuance of the 11 1/4% Notes, (ii) adjusted the method of the application of voluntary prepayments to allow the proceeds of the 11 1/4% Notes Offering to be applied in a manner that significantly reduced required principal payments, particularly over the next three years, (iii) amended certain financial covenants to make them somewhat less restrictive, including amendments to ratios specified in the Amendments, (iv) increased the commitment under the Revolver by $25 million to $125 million and (v) included a new financial covenant with respect to the maintenance of a specified Senior Debt Leverage Ratio.

5. COMMITMENTS AND CONTINGENCIES:

Product Contracts

  The Company has certain long-term agreements that provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, tertiary butylamine, and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements that dedicate significant portions of the Company's production of styrene monomer, acrylonitrile, and methanol, the Company's major petrochemical products, to various customers. These agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

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

Legal Proceedings

  Ammonia Release Lawsuits. A description of the ammonia release lawsuit is found under "Legal Proceedings" in Note 7 of the "Notes To Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, approximately 2,600 of the plaintiffs agreed to submit their damage claims to binding arbitration. Each of the plaintiffs who agreed to participate in the arbitration waived any right of recovery for punitive or exemplary damages. Pursuant to the agreement to arbitrate, a two-week evidentiary proceeding was conducted in July 1996 before a three-judge panel to determine the amount of damages. On May 1, 1997, the three-judge panel awarded the plaintiffs an amount of damages which was well within the limits of the Company's insurance coverages and will not have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

  The Company continues to vigorously defend against the claims of the plaintiffs who did not participate in the July 1996 arbitration.

  Other Lawsuits. The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

Litigation Contingency

  In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the Company has made estimates of the reasonably possible range of its liability with regard to outstanding litigation for which it may incur liability. In addition, liabilities have been accrued based on the estimated probable loss from such litigation. These estimates are based on management's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies. The Company therefore has also made estimates of its probable recoveries under these insurance policies based on its understanding of these policies, discussions with its insurers and consultation with outside legal counsel, in addition to management's judgments. Based on the foregoing, as of March 31, 1997, the Company has accrued approximately $21.3 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers of approximately $20.6 million. At March 31, 1997, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $20 million. The Company believes that this additional reasonably possible loss is substantially covered by insurance.

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

6. NEW ACCOUNTING STANDARDS:

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes new accounting standards for measuring the impairment of long-lived assets. The Company adopted this Statement in the first quarter of fiscal 1997. The adoption of this Statement did not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. Under SFAS No. 123, companies are permitted to either adopt this new standard and record expenses for stock options and other stock-based employee compensation plans based on their fair value at date of grant, or continue to apply its current accounting policy under Accounting Principles Board ("APB") Opinion No. 25 and increase its footnote disclosure. In the first quarter of fiscal 1997, the Company elected to continue to apply APB Opinion No. 25, and will increase its footnote disclosure to include the pro forma impact on net income and earnings per share of the application of the fair value based method of accounting.

  The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128, which is effective for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by APB No. 15 with a presentation of basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The statement also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Pro forma basic and diluted EPS for all historical periods presented, assuming that SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different from what has been presented using APB No. 15.

7. BUSINESS ACQUISITIONS:

  On January 31, 1997, the Company acquired the AFB from Cytec. The AFB, now owned by two wholly owned subsidiaries of the Company (collectively "Sterling Fibers"), recorded sales of approximately $139 million in calendar year 1996 and consists of an acrylic fibers plant located near Pensacola, Florida and several associated marketing and research offices. Sterling Fibers is one of two acrylic fibers manufacturers in the United States. Cytec will supply acrylonitrile to Sterling Fibers through the continuation of a five-year supply agreement ending in 2002. The acquisition was financed through the incurrence of $81 million of term debt under the New Credit Agreement with substantially the same lenders as those under the Original Credit Agreement, the issuance of $10 million (liquidation value) of Series A "pay in kind" mandatory redeemable preferred stock ("Series A Preferred") to Cytec, and the sale of $10 million of Holdings Common Stock in a private placement. The Company used the purchase method to account for the acquisition, and operating results of Sterling Fibers beginning February 1, 1997 are included with those of the Company.

  The following table presents the unaudited pro forma results of operations of the Company as if the AFB Acquisition had occurred on October 1, 1995. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the AFB Acquisition been made at the beginning of fiscal year 1996 or of results which may occur in the future.

                                                           PRO FORMA  PRO FORMA
                                                           SIX MONTHS SIX MONTHS
                                                             ENDED      ENDED
                                                           MARCH 31,  MARCH 31,
                                                              1997       1996
                                                           ---------- ----------
                                                            IN THOUSANDS EXCEPT
                                                             PER SHARE AMOUNTS
Revenues..................................................  $471,159   $446,121
Net Income (loss) attributable to common stockholders.....   (16,662)    20,680
Net income (loss) per common share........................  $  (1.46)  $   0.37
Weighted average shares...................................    11,381     56,515

8. EMPLOYEE BENEFITS:

Omnibus Stock Awards and Incentive Plan

  In April 1997, the Board of Directors, upon recommendation of the Compensation Committee, but subject to shareholder approval at the next stockholders meeting, approved the establishment of the Omnibus Stock Awards and Incentive Plan (the "Omnibus Plan"). Under the Omnibus Plan, the Company may grant to key employees, incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, and phantom stock awards. The terms and amounts of the awards will be determined by the Compensation Committee of the Board of Directors. One million shares of the Company's stock are reserved for issuance under the Omnibus Plan. In the event of a change of control of the Company or an initial public offering of Holdings Common Stock, all awards will immediately vest and become exercisable.

Nonqualified Stock Option Plan for Non-Employee Directors

  Also in April 1997, the Board of Directors, upon recommendation of the Compensation Committee, approved the establishment of the Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Plan"). Each non-employee director of the Company will participate in the Nonqualified Plan. Each eligible director on the date of adoption of the Nonqualified Plan will be granted an option to acquire 2,000 shares of Holdings Common Stock (4,000 shares for the Vice-Chairman), and each eligible director who is serving on the Board of Directors on each subsequent October 1st will automatically be granted an option to acquire 1,000 shares of Holdings Common Stock (2,000 shares for the Vice-Chairman). All options will expire ten years from date of grant. All options will be granted at the fair market value on the date of grant. A total of 160,000 shares of Holdings Common Stock are reserved for issuance under the Nonqualified Plan.

Profit Sharing and Bonus Plan

  In January 1997, the Board of Directors, upon recommendation of the Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees, and a Bonus Plan that is expected to provide for bonuses to certain key employees based on the Company's annual financial performance.

9. WEIGHTED AVERAGE SHARES(1):

  The weighted average shares outstanding used in the calculation of earnings per share is calculated below:

Total Shares outstanding as of 3/31/97................. 11,967,000
Unallocated shares held by ESOP........................    557,000
Total shares outstanding
 Less: unallocated shares held by ESOP at 3/31/97...... 11,410,000
                                                        ----------
                                                          THREE        SIX
              WEIGHTED AVERAGE EFFECT OF:                 MONTHS      MONTHS
              ---------------------------               ----------  ----------
44,000 shares acquired by ESOP.........................         --          21
7,000 treasury shares acquired.........................          6           3
84,000 allocated shares held by ESOP...................        (38)        (53)
778,000 newly issued shares............................       (260)       (521)
Weighted average shares outstanding for the three and
 six-month periods ended March 31, 1997................ 11,118,000  10,860,000

--------
(1) Weighted average shares outstanding excludes warrants equal to 575,000 shares which were antidilutive for the three and six-month period ending March 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

  We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Houston, Texas
May 13, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

  We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of Chemicals' management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chemicals as of September 30, 1996, and the related consolidated statement of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated December 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Houston, Texas
May 13, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain capitalized terms used herein have the meanings assigned to them in the Notes To Condensed Consolidated Financial Statements.

OVERVIEW

  Holdings is a holding company whose only material asset is its investment in Chemicals. Holdings' only material liability is its obligation to repay the 13 1/2% Notes issued in connection with the Merger. Chemicals and its subsidiaries own substantially all of the consolidated operating assets and are obligated for substantially all liabilities of the Company other than the 13 1/2% Notes. The Merger that occurred on August 21, 1996 and related financings were accounted for as a recapitalization, with no change in the basis of the assets and liabilities of Chemicals. Other than the additional interest expense associated with the 13 1/2% Notes and the preferred stock dividend associated with the Series A Preferred issued to Cytec, the results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals for the three-month and six-month periods ended March 31, 1997 would not, in the opinion of the Company, provide any additional meaningful information.

RECENT DEVELOPMENTS

  On April 7, 1997, Chemicals completed its private offering of $150,000,000 of 11 1/4% Notes. The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4% Notes and all future senior subordinated indebtedness.

  The proceeds of the 11 1/4% Notes Offering were used to prepay outstanding indebtedness under the Term Loans. In connection with such prepayments, Chemicals and the requisite lenders under the Senior Credit Agreements effected the Amendments. Among other things, the Amendments (i) permitted and provided for the issuance of the 11 1/4% Notes, (ii) adjusted the method of the application of voluntary prepayments to allow the proceeds of the 11 1/4% Notes Offering to be applied in a manner that significantly reduced required principal payments, particularly over the next three years, (iii) amended certain financial covenants to make them somewhat less restrictive, including amendments to specific ratios specified in the Amendments, (iv) increased the commitment under the Revolver by $25 million to $125 million, and (v) included a new financial covenant with respect to the maintenance of a specified Senior Debt Leverage Ratio (as defined in the Amendments).

  On January 31, 1997, the Company acquired the AFB from Cytec. The AFB, now owned and operated by Sterling Fibers, recorded sales of approximately $139 million in calendar year 1996 and consists of an acrylic fibers plant located near Pensacola, Florida and several associated marketing and research offices. Sterling Fibers is one of two acrylic fibers manufacturers in the United States. Cytec will supply acrylonitrile to Sterling Fibers through the continuation of a five-year supply agreement ending in 2002. The total consideration paid for the acquisition was $101 million, which was financed through the incurrence of $81 million of New Term Loans, the issuance to Cytec of 100,000 shares of Series A Preferred with an aggregate $10 million liquidation value, and the sale of 833,334 shares of Holdings Common Stock for a total of $10 million. The Company used the purchase method of accounting to account for the acquisition, and operating results of Sterling Fibers beginning February 1, 1997 are included with those of the Company.

RESULTS OF OPERATIONS

  Consolidated revenues increased for the three and six month periods ending March 31, 1997 compared to the same period in fiscal 1996. The primary reasons for these increased revenues were increased volumes for sodium chlorate, due in part to the startup of the Company's new sodium chlorate plant in Valdosta, Georgia, revenues from the Company's new methanol unit at the Texas City, Texas plant, two months of operations from the recently acquired AFB and increased sales volumes of acrylonitrile. Consolidated net income (loss) was lower due to lower petrochemical margins (primarily styrene), along with an increase of interest expense to $20.9 million and $39.5 million for the three and six month periods of 1997, respectively, compared to $1.6 million and $3.2 million for the same periods last year.

  Revenues for the second quarter of fiscal 1997 were approximately $240 million compared to revenues of approximately $191 million for the second quarter of fiscal 1996, an increase of nearly 26%. A net loss of $7.8 million or $0.72 per share was recorded for the second quarter of fiscal 1997 compared to net income of $6.4 million or $0.12 per share for the second quarter of fiscal 1996.

  Revenues for the first six months of fiscal 1997 were approximately $427 million compared to revenues of approximately $382 million for the first six months of fiscal 1996, an increase of nearly 12%. A net loss of $15.0 million or $1.40 per share was recorded for the first six months of fiscal 1997 compared to net income of $19.2 million or $0.35 per share for the first six months of fiscal 1996.

Petrochemicals

  The new methanol unit and higher acrylonitrile sales volumes were principally responsible for the revenue increase in the three-month period of 1997 compared to 1996. Methanol was also a significant contributor to the increased six-month revenues. The Company's petrochemical business recorded operating losses of $4.1 million and $6.6 million, respectively, for the three and six month periods of 1997 compared to earnings of $4.0 million and $14.7 million, respectively, for the same periods of fiscal 1996. The decrease in operating earnings for the second quarter was primarily due to significantly lower styrene margins, and the decrease in the six month period was primarily due to both significantly lower styrene margins and lower acrylonitrile margins.

  Styrene. Styrene revenues increased nearly 1% to approximately $89 million in the second quarter of fiscal 1997 and approximately 2% to about $165 million for the first six months of fiscal 1997 compared to the same periods in fiscal 1996. Styrene sales prices decreased moderately from the same fiscal 1996 periods because of weaker market conditions, particularly in the export market. Average sales prices for both the second quarter and first six months of fiscal 1997 decreased by approximately 1% from the same periods a year ago. Sales volumes for both the three-month and six-month periods showed only marginal changes when compared to the same period last year.

  The prices of styrene's major raw materials, benzene and ethylene, were substantially higher during the second quarter and first six months of fiscal 1997 compared to the same periods in fiscal 1996. Benzene prices were approximately 21% and 26% higher, and ethylene prices were approximately 41% and 30% higher, for the respective 1997 periods compared to 1996. These price escalations contributed significantly to the decline in styrene margins as market conditions did not allow for sufficient styrene price increases to compensate for these rising costs.

  Acrylonitrile. Acrylonitrile revenues for the three month period ended March 31, 1997 increased approximately 40% to $42 million compared to the corresponding period in fiscal 1996. This increase was partly due to a 53% rise in sales volumes for the period, and partly due to the fact that the acrylonitrile unit was shut down for most of March 1996 for scheduled maintenance and the upgrade of its distributive control system. Acrylonitrile revenue for the first six months of fiscal 1997, however, decreased by nearly 10%, the result of a 20% decrease in the average acrylonitrile sales price realized by the Company. Sales volumes for the six month period showed a 12% increase when compared to the same period last year.

  The prices of acrylonitrile's major raw materials, propylene and ammonia, were approximately 36% and 11% higher, respectively, in the second fiscal quarter and approximately 20% and 17% higher, respectively, for the first six months of fiscal 1997 than in the corresponding periods in fiscal 1996. These increases contributed to the decline in acrylonitrile margins.

  Methanol. In August 1996, the Company completed construction of its methanol unit at its Texas City, Texas plant as part of its capital program. During the demonstration period, problems in the unit's reformer burners developed. The burners were replaced during a three week shutdown in October 1996 and the methanol unit resumed production at projected capacities in late October 1996.

  Methanol revenues in the second fiscal quarter of 1997 were negatively impacted by a two week shutdown for compressor repairs. Methanol revenues for the period was $17.6 million, bringing the total revenues for the first six months of fiscal 1997 to approximately $32 million. Sales volumes for the three and six month periods of fiscal 1997 were approximately 34 million and 64 million gallons, respectively. Margins improved significantly late in the second quarter as the price of natural gas (the primary raw material for methanol) declined significantly from January and February levels without a corresponding drop in the price of methanol. The methanol unit was under construction during the corresponding periods of 1996.

  Other Petrochemical Products. Revenues from the Company's other petrochemical products (including acetic acid, plasticizers, tertiary butylamine, and sodium cyanide) in the second quarter of fiscal 1997 were approximately $26 million, a decrease of about 20% when compared to the same period last year. Revenues for the six-month period ended March 31, 1997 were down approximately 22% to about $54 million when compared to the same 1996 period. The decrease in revenues reflects a reduction in sodium cyanide revenues resulting from lower demand, and a decline in acetic acid revenues resulting from a procedural change in the billings to BP Chemicals Inc. ("BP"). Methanol used in the production of acetic acid was billed to BP as part of the total cost of production prior to the startup of the Company's methanol unit and included in acetic acid revenues. These methanol sales are now being billed separately.

Pulp Chemicals

  Revenues from the Company's pulp chemical business increased 12% to $42 million and 11% to $85 million for the second quarter and first six months of fiscal 1997, respectively, when compared to the same periods last year. The increase in revenues was primarily due to an increase in sales volumes of sodium chlorate of approximately 19% and 9%, respectively, when compared to the corresponding three and six month periods of 1996. The increase in sales volumes in the second quarter was aided by the startup of the new sodium chlorate facility in Valdosta, Georgia in December 1996. Average sales prices for sodium chlorate declined approximately 5% in the second quarter of fiscal 1997 compared to the corresponding period in 1996. Average sodium chlorate sales prices for the first six months of 1997 were approximately the same as the corresponding period in 1996. Royalty revenues from installed generator technology increased 8% in the second fiscal quarter and 4% in the first six months of fiscal 1997 compared to the corresponding periods of 1996. Operating earnings for the pulp chemicals business were $13.3 million for the second quarter of fiscal 1997 compared to $7.1 million during the corresponding period of 1996. Operating earnings for the pulp chemicals business were $24.4 million for the first six months of fiscal 1997 compared to $17.8 million for the corresponding period in 1996. The increase for the three month and six month periods was primarily due to increased sales volumes of sodium chlorate and higher royalty revenues. In addition, the Company recorded $3.1 million of expenses associated with stock appreciation rights for its pulp chemicals employees during the corresponding six months of fiscal 1996.

Fibers

  For the two-month period from February 1, 1997 to March 31, 1997, Sterling Fibers recorded revenues and operating earnings of $23.4 million and $0.8 million, respectively. Because the Company did not acquire the assets constituting the AFB prior to January 31, 1997, there are no corresponding results for prior periods.

Selling, General, and Administrative Expenses

  Selling, general, and administrative expenses for the first six months of fiscal 1997 were approximately $13 million compared to approximately $16 million in the first six months of fiscal 1996. The improvement is due primarily to a sales tax refund accrual of $1 million plus lower employee profit sharing and other overheads totaling approximately $2 million.

Interest and Debt Related Expense

  Interest and debt related expenses for the three and six month periods ending March 31, 1997 were $20.9 million and $39.5 million, respectively, compared to $1.6 million and $3.2 million, respectively, for the corresponding periods in 1996. This increase is primarily due to the additional debt incurred in the 1996 Recapitalization and the AFB Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Debt Structure

  On August 21, 1996, the Company completed the 1996 Recapitalization, significantly increasing the Company's leverage and cash requirements for debt service related to the Original Credit Agreement, the 13 1/2% Notes and the 11 3/4% Notes.

  In connection with the AFB Acquisition, Chemicals entered into the New Credit Agreement with Texas Commerce Bank National Association, as agent bank for a syndicate of lenders, and Credit Suisse First Boston and Chase Securities Inc. as co-arrangers. Funding under the New Credit Agreement occurred January 31, 1997, upon consummation of the AFB Acquisition. The New Credit Agreement provides for a term loan facility consisting of a $31 million Tranche A term loan due March 31, 2003 and a $50 million Tranche B term loan due September 30, 2004. At March 31, 1997, the Company's long-term debt (including current maturities) was $831 million.

  On April 7, 1997, Chemicals completed the 11 1/4% Notes Offering. The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4% Notes and all future senior subordinated indebtedness.

  The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, will be affected by the covenants in its various debt agreements and by cash requirements for debt service. The Senior Credit Agreements and the indentures governing the 11 1/4% Notes, the 11 3/4% Notes and the 13 1/2% Notes (the "Indentures") contain numerous financial and operational covenants, including, without limitation, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness, as well as the obligation of the Company to maintain certain financial ratios. The 11 1/4% Notes Offering was permitted under the Indentures as a Refinancing of Debt outstanding under the Senior Credit Agreements. At the time of the AFB Acquisition, the Company negotiated an amendment to the Original Credit Agreement to permit the AFB Acquisition and to make certain financial covenants, including the Leverage Ratio covenant applicable through the end of fiscal 1997, somewhat less restrictive. The Amendments to the Senior Credit Agreements, which became effective upon consummation of the 11 1/4% Notes Offering and the partial repayment of the Term Loans with the proceeds thereof and were made retroactive to March 31, 1997, further made certain of the financial covenants therein less restrictive, including the Leverage Ratio covenant, among other things. Such modifications did not, however, lessen the restrictions under the Indentures on the Company's ability to incur additional debt. The Company may, however, consummate additional acquisitions under the Indentures if the pro forma effect of such an acquisition has sufficient positive impact on certain financial ratios. The Senior Credit Agreements also require that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Term Loans. The first such mandatory prepayment is not required to be made until January 1998.

  The Company's ability to comply with the terms of its various debt agreements (including its ability to comply with such covenants) and to meet its debt service obligations will depend on its future performance. The Company was in compliance with its financial covenants (as amended) in effect as of March 31, 1997.

  The Company intends to meet its liquidity needs for operating activities and capital expenditures (other than acquisitions) through internally generated funds and, to the extent necessary, borrowings under the Revolver. As of March 31, 1997, Chemicals had drawn approximately $21.6 million under the Revolver and issued approximately $1 million in letters of credit under the Revolver, thereby reducing the available commitment under the Revolver at such time to approximately $77.4 million (compared to an available commitment thereunder as of December 31, 1996 of $96 million). As part of the Amendments, on April 7, 1997, the total commitment under the Revolver was increased by $25 million to $125 million. The Company believes that such sources of funds will be sufficient to permit the Company to meet its liquidity needs during fiscal 1997.

  The Senior Credit Agreements and the indentures for the 11 3/4% Notes and the 11 1/4% Notes contain provisions which restrict the payment of advances, loans, and dividends from Chemicals to Holdings. The most restrictive of those covenants limit such payments during fiscal 1997 to approximately $1.6 million plus any amounts due to Holdings from Chemicals under an intercompany tax sharing agreement. Such restriction is not expected to limit Holdings' ability to meet its obligations in fiscal 1997.

Working Capital

  Working capital of the Company was $109 million at March 31, 1997, up from $77 million atSeptember 30, 1996. The addition of the AFB contributed approximately $29 million to total working capital for the period and was the primary contributor to the overall increase of $32 million.

Cash Flow

  Net cash provided by operations was $9.4 million during the first six months of fiscal 1997 compared to $16.2 million for the corresponding period in fiscal 1996. The decrease was primarily attributable to higher payments for interest and lower operating earnings.

Capital Expenditures

  The Company's capital expenditures for the first six months of fiscal 1997 were $25.1 million compared to $49.0 million in the same period last year. The capital expenditures in the first six months of fiscal 1997 were primarily related to the construction of the Valdosta, Georgia sodium chlorate plant, along with the distributive control system upgrade at the Company's acrylonitrile unit. During the remainder of fiscal 1997, the Company expects to make an additional $10 to 15 million of capital expenditures primarily for process modernization in styrene and acrylonitrile and routine safety, environmental, and replacement capital in the Company's petrochemical, pulp chemical, and fibers businesses. The Company expects to fund its remaining fiscal 1997 capital expenditures from operating cash flow, plus borrowings under the Revolver, if needed.

LEGAL PROCEEDINGS

  The information under "Legal Proceedings" in the Notes to Condensed Consolidated Financial Statements herein is hereby incorporated by reference.

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

  In connection with the acquisition of the AFB from Cytec on January 31, 1997, Holdings issued to Cytec 100,000 shares of Series A "pay in kind" mandatory redeemable preferred stock with an aggregate liquidation value of $10 million and sold 833,334 shares of Holdings Common Stock for a total of $10 million. Of such shares of Holdings Common Stock, 1,698 were sold pursuant to Regulation S to employees of the Company who are not residents of the United States and the remaining shares were sold pursuant to a private placement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on January 22, 1997, at which time the Company's nine nominees for directors were elected and the appointment of Deloitte & Touche LLP as the independent auditors of the financial statements of the Company for the fiscal year ended September 30, 1997 was ratified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: The following exhibits are filed as part of this Form 10-Q.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
   4.1   --Indenture among Sterling Chemicals, Inc. and Fleet National Bank,
          Trustee, dated as of April 1, 1997.
   4.2   --Registration Rights Agreement, dated as of April 1, 1997, among
          Sterling Chemicals, Inc., as issuer, and Credit Suisse First Boston
          Corporation and Chase Securities Inc.
   4.3   --Credit Agreement among Sterling Chemicals, Inc. and Texas Commerce
          Bank, individually and as Administrative Agent, Credit Suisse First
          Boston, individually and as Documentation Agent, and the other lenders named therein, dated January 31, 1997.
   4.4   --Second Amendment to Credit Agreement, dated as of March 31, 1997, amending the Credit Agreement of Sterling Chemicals, Inc. dated June
          21, 1996.
   4.5   --First Amendment to Credit Agreement, dated as of March 31, 1997, amending the Credit Agreement of Sterling Chemicals, Inc. dated
          January 31, 1997.
  11.1   --Earnings Per Share Calculation.
  27.1   --Financial Data Schedule of Sterling Chemicals Holdings, Inc.
  27.2   --Financial Data Schedule of Sterling Chemicals, Inc.

  (b) Reports on Form 8-K:

  On March 24, 1997, the Company filed a current Report on Form 8-K, reporting under Items 5 and 7.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          STERLING CHEMICALS HOLDINGS, INC.
                                          STERLING CHEMICALS, INC.
                                          (Registrants)

Date: May 15, 1997                        /s/ Robert W. Roten
                                          -------------------------------------
                                          Robert W. Roten
                                          President and Chief Executive
                                           Officer
                                          (Principal Executive Officer)

Date: May 15, 1997                        /s/ Jim P. Wise
                                          -------------------------------------
                                          Jim P. Wise
                                          Vice President--Finance and Chief
                                           Financial Officer
                                          (Principal Financial Officer)