Form 10-Q
period 1997-06-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1997-08-13
CIK 795662, 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                          ----------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997

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

                          ----------------------------

  Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]      No [ ]

  As of July 31, 1997, Sterling Chemicals Holdings, Inc. had 12,366,231 shares of common stock outstanding. As of July 31, 1997, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

  This combined Form 10-Q is separately filed by Holdings and Chemicals (each as defined herein). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Certain capitalized terms used in this Form 10-Q are defined in the Notes to Condensed Consolidated Financial Statements, included herein.


PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                       STERLING CHEMICALS HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                           JUNE 30,   SEPTEMBER 30,
                                             1997          1996
                                          ----------  --------------
ASSETS

Current assets:

   Cash and cash equivalents ...........  $   4,581       $   5,609
   Accounts receivable .................    175,983         133,399
   Inventories..........................     72,497          53,720
   Prepaid expenses.....................     22,929          10,226
   Deferred income taxes................      6,325           6,064
                                          ---------       ---------

   Total current assets.................    282,315         209,018

Property, plant and equipment, net......    435,162         365,765
Other assets............................    115,549         114,901
                                          ---------       ---------

      Total assets......................  $ 833,026       $ 689,684
                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIENCY IN ASSETS)

Current liabilities:

   Accounts payable.....................  $  63,963       $  66,562
   Accrued liabilities..................     76,491          53,898
   Current portion of long-term debt....      2,958          11,625
                                          ---------       ---------

      Total current liabilities.........    143,412         132,085

Long-term debt..........................    839,224         714,632
Deferred income taxes...................     47,461          46,933
Deferred credits and other liabilities..     81,094          68,473
Common stock held by ESOP...............      7,688           6,500
Less: unearned compensation.............     (6,096)         (6,500)
Redeemable preferred stock..............     10,411               -
Commitments and contingencies
Stockholders' equity (deficiency in
 assets):

   Common stock, $.01 par value,
    20,000,000 shares authorized,
    11,333,000 shares issued;
    11,323,000 outstanding at
    June 30, 1997; and 10,599,000
    shares issued and outstanding at
      September 30, 1996................        114             106
   Additional paid-in capital...........   (551,278)       (560,077)
   Retained earnings....................    281,859         306,656
   Accumulated translation adjustment...    (20,737)        (19,124)
                                          ---------       ---------
                                           (290,042)       (272,439)
   Treasury stock, at cost, 10,000
    shares at June 30, 1997.............       (126)              -
                                          ---------   -------------
        Total stockholders' equity
         (deficiency in assets).........   (290,168)       (272,439)
                                          ---------       ---------
             Total liabilities and
              stockholders' equity
              (deficiency in assets)....  $ 833,026       $ 689,684
                                          =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                           ------------------       ------------------
                                             1997        1996        1997        1996
                                           --------    --------    --------    --------
Revenues................................   $239,244    $218,371    $665,933    $600,792

Cost of goods sold......................    210,249     185,121     605,028     508,749
                                           --------    --------    --------    --------
Gross profit............................     28,995      33,250      60,905      92,043


Selling, general, and administrative
 expenses...............................     10,959       7,724      24,308      23,832

Stock appreciation rights expense
 (benefit)..............................          -        (460)          -       6,198

Other expense...........................          -         156           -       3,706

Interest and debt related expenses, net
 of interest income.....................     23,943       1,230      63,417       4,440
                                            -------     -------     -------     -------
Income (loss) before income taxes and
 extraordinary item.....................     (5,907)     24,600     (26,820)     53,867

Provision (benefit) for income taxes....       (454)      8,180      (6,358)     18,233
                                           --------    --------    --------    --------
Net income (loss) before extraordinary
 item ..................................     (5,453)     16,420     (20,462)     35,634

Extraordinary item, loss on early
 extinguishment of debt, net of  tax....     (3,924)          -      (3,924)          -
                                           --------    --------    --------    --------
Net income (loss)........................    (9,377)     16,420     (24,386)     35,634

Preferred stock dividend................        249           -         411           -
                                           --------    --------    --------    --------
Net income (loss) attributable to
 common stockholders....................   $ (9,626)   $ 16,420    $(24,797)   $ 35,634
                                           ========    ========    ========    ========
Net income (loss) per common share......     $(0.84)      $0.29      $(2.24)      $0.64
                                           ========    ========    ========    ========

Weighted average shares outstanding....      11,420      55,690      11,047      55,685
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

                       STERLING CHEMICALS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                               JUNE 30,
                                                       ---------------------------

                                                          1997             1996
                                                       ----------        ---------

Cash flows from operating activities:

   Cash received from customers....................... $ 670,962         $ 645,929
   Miscellaneous cash receipts........................    18,396            14,969
   Cash paid to suppliers and employees...............  (645,888)         (613,651)
   Interest paid......................................   (35,556)           (4,851)
   Interest received..................................       322               579
   Income taxes (paid) refunded.......................     3,288          ( 11,601)
                                                       ---------         ---------


Net cash provided by operating activities.............    11,524            31,374
                                                       ---------         ---------


Cash flows from investing activities:

   Capital expenditures..............................    (32,640)          (73,045)
   Purchase of assets-acrylic fibers business........    (88,200)                -
   Proceeds-sale of assets...........................         16                 -
                                                       ---------         ---------


Net cash used in investing activities................   (120,824)          (73,045)
                                                       ---------         ---------


Cash flows from financing activities:

   Proceeds from long-term debt......................    321,334            60,350
   Repayment of long-term debt.......................   (216,895)          (42,742)
   Issuance of common stock..........................     12,339                 -
   Purchase of treasury stock........................       (653)                -
   Debt issue costs and other........................     (7,648)             (289)
                                                       ---------         ---------


Net cash provided by financing activities............    108,477            17,319
                                                       ---------         ---------


Effect of exchange rate on cash......................       (205)              (85)
                                                       ---------         ---------

Net decrease in cash and cash equivalents............     (1,028)          (24,437)

Cash and cash equivalents-beginning of period........      5,609            30,882
                                                       ---------         ---------

Cash and cash equivalents-end of period..............  $   4,581         $   6,445
                                                       =========         =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                                (IN THOUSANDS)
                                  (UNAUDITED)

                RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
                       PROVIDED BY OPERATING ACTIVITIES

                                                                   NINE MONTHS ENDED
                                                                        JUNE 30,
                                                                 ---------------------
                                                                   1997         1996
                                                                ----------   ---------
Net income (loss)..............................................  $ (24,386)   $  35,634

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization...............................     36,192       31,859
   Debt fee amortization.......................................      3,072          566
   Loss on disposal of assets..................................         36        3,080
   Deferred tax expense........................................      4,205        2,974
   Accrued compensation........................................          -        6,406
   Unearned compensation.......................................      1,592            -
   Discount note amortization..................................     11,486            -
   Extraordinary item, net of taxes............................      3,924            -


Change in:

   Accounts receivable.........................................    (23,604)     (38,671)
   Inventories.................................................      4,537       20,174
   Prepaid expenses............................................     (8,917)      (4,048)
   Other assets................................................     (4,171)      (7,119)
   Accounts payable............................................    (15,292)     (12,571)
   Accrued liabilities.........................................      6,514      (20,588)
   Interest payable............................................     12,147          (56)
   Taxes payable...............................................     (3,367)       5,846
   Other liabilities...........................................      7,556        7,888
                                                                  --------      -------

Net cash provided by operating activities......................   $ 11,524      $31,374
                                                                  ========      =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STERLING CHEMICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       JUNE 30,      SEPTEMBER 30,
                                                        1997            1996
                                                     -----------     -------------
ASSETS
Current assets:

    Cash and cash equivalents....................... $    3,347      $    5,581
    Accounts receivable.............................    183,567         135,635
    Inventories.....................................     72,497          53,720
    Prepaid expenses................................     21,799          10,226
    Deferred income taxes...........................      6,325           6,064
                                                     ----------      ----------
      Total current assets..........................    287,535         211,226

Property, plant and equipment, net..................    435,162         365,765
Other assets........................................    109,480         108,460
                                                     ----------      ----------
        Total assets................................ $  832,177      $  685,451
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable................................. $   63,963      $   66,562
   Accrued liabilities..............................     75,261          55,740
   Current portion of long-term debt................      2,958          11,625
                                                     ----------      ----------
      Total current liabilities.....................    142,182         133,927

Long-term debt......................................    735,980         619,875
Deferred income taxes...............................     52,061          47,478
Deferred credits and other liabilities..............     81,094          68,473
Common stock held by ESOP...........................      7,688           6,500
Less: unearned compensation.........................     (6,096)         (6,500)

Commitments and contingencies
Stockholder's equity (deficiency in assets):

   Common stock, $.01 par value.....................          -               -
   Additional paid-in capital.......................   (146,544)       (165,352)
   Retained earnings (deficit)......................    (13,451)            174
   Accumulated translation adjustment...............    (20,737)        (19,124)
                                                     ----------       ---------
      Total stockholder's equity (deficiency in
         assets)....................................   (180,732)       (184,302)
                                                     ----------       ---------
        Total liabilities and stockholder's
           equity (deficiency in assets)............ $  832,177       $ 685,451
                                                     ==========       =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STERLING CHEMICALS, INC.

              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (1)
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                    THREE MONTHS         NINE MONTHS
                                                       ENDED                ENDED
                                                      JUNE 30,             JUNE 30,
                                                        1997                 1997
                                                    ------------         -----------
Revenues........................................... $  239,244           $  665,933
Cost of goods sold.................................    210,249              605,028
                                                    ----------           ----------
Gross profit.......................................     28,995               60,905
Selling, general and administrative expenses.......     10,931               23,714
Interest and debt related expenses.................     19,882               51,694
Interest income from parent........................          -               (1,788)
                                                    ----------           ----------
Loss before income taxes and extraordinary item....     (1,818)             (12,715)

Provision (Benefit) for income taxes...............         62               (3,014)
                                                    ----------           ----------
Net loss before extraordinary item.................     (1,880)              (9,701)

Extraordinary item, loss on early
 extinguishment of debt, net of tax................      3,924                3,924
                                                    ----------           ----------
Net Loss........................................... $   (5,804)          $  (13,625)
                                                    ==========           ==========

-----------
(1) See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities other than those related to merger activities.



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STERLING CHEMICALS, INC.

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (1)
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                           NINE MONTHS
                                                                              ENDED
                                                                             JUNE 30,
                                                                              1997
                                                                         ------------

Cash flows from operating activities:
    Cash received from customers......................................  $     670,962
    Miscellaneous cash receipts.......................................         18,524
    Cash paid to suppliers and employees..............................       (646,624)
    Interest paid.....................................................        (35,556)
    Interest received.................................................            313
    Income taxes refunded.............................................          3,288
                                                                        -------------

Net cash provided by operating activities.............................         10,907
                                                                        -------------

Cash flows from investing activities:
   Capital expenditures...............................................        (32,640)
   Purchase of assets-fibers business.................................        (88,200)
   Proceeds from sale of assets.......................................             16
                                                                        -------------

Net cash used in investing activities.................................       (120,824)

Cash flows from financing activities:
   Proceeds from long-term debt.......................................        321,334
   Repayment of long-term debt........................................       (216,895)
   Intercompany financing.............................................          3,000
   Contributions from parent..........................................          8,604
   Debt issue costs and other.........................................         (8,155)
                                                                        -------------

Net cash provided by financing activities.............................        107,888
                                                                        -------------


Effect of exchange rate on cash.......................................           (205)
                                                                        -------------

Net decrease in cash and cash equivalents.............................         (2,234)


Cash and cash equivalents-beginning of period.........................          5,581
                                                                        -------------

Cash and cash equivalents-end of period...............................  $       3,347
                                                                        =============




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STERLING CHEMICALS, INC.

        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED, (1)
                                (IN THOUSANDS)
                                  (UNAUDITED)

                    RECONCILIATION OF NET LOSS TO NET CASH
                       PROVIDED BY OPERATING ACTIVITIES


                                                                                NINE MONTHS
                                                                                   ENDED
                                                                                  JUNE 30,
                                                                                    1997
                                                                                ------------
Net loss......................................................................  $(13,625)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization..............................................    36,192
   Debt fee amortization......................................................     2,825
   Loss on disposal of assets.................................................        36
   Deferred tax expense.......................................................     8,261
   Unearned compensation......................................................     1,592
   Extraordinary item, net of taxes...........................................     3,924


Change in:
   Accounts receivable........................................................   (28,129)
   Inventories................................................................     4,537
   Prepaid expenses...........................................................    (7,788)
   Other assets...............................................................    (4,698)
   Accounts payable...........................................................   (14,930)
   Accrued liabilities........................................................     6,427
   Interest payable...........................................................    13,935
   Taxes payable..............................................................    (5,209)
   Other liabilities..........................................................     7,557
                                                                                --------


Net cash provided by operating activities.....................................  $ 10,907
                                                                                ========

------------------
(1) See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities other than those related to merger activities.


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                           STERLING CHEMICALS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. MERGER ACTIVITIES:

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

     The Merger was financed by the proceeds of bank term loans of $356.5 million, including an ESOP term loan of $6.5 million, amounts drawn against a revolving credit facility of $6.4 million each pursuant to a new credit agreement (the "Original Credit Agreement"), an offering by Chemicals of $275.0 million of Chemicals' 11 3/4% Senior Subordinated Notes Due 2006 (the "11 3/4% Notes"), an offering of $191.8 million (initial proceeds of $100 million) representing 191,751 Units, with each unit consisting of one 13 1/2% Note and one Warrant to purchase three shares of Holdings Common Stock for $0.01 per share beginning in August 1997, equity raised by STX Acquisition of approximately $70.7 million, and cash on hand of $10.3 million. These proceeds were used to redeem Sterling's common stock other than Rollover Shares ($608.3 million), purchase other equity interests (primarily stock appreciation rights ("SARs")) ($14.6 million), repay debt outstanding prior to the Merger ($142.7 million), loan monies to the new ESOP ($6.5 million), and pay fees and expenses ($46.8 million).

     The Company has accounted for the Merger and related financing (collectively the "1996 Recapitalization") as a series of debt and equity transactions representing a recapitalization. Accordingly, the historical basis of the Company's assets and liabilities have not been impacted by the 1996 Recapitalization.


2. BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company and Chemicals as of June 30, 1997 and their consolidated results of operations and cash flows for the applicable three month and nine month periods ended June 30, 1997 and 1996. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "Annual Report"). The condensed consolidated balance sheets as of September 30, 1996 included herein have been derived from the audited consolidated balance sheets as of September 30, 1996 included in the Annual Report. The condensed consolidated financial statements as of and for the three month and nine month periods ended June 30, 1997 included herein have been subjected to a review by Deloitte & Touche LLP, the Company's independent public accountants, whose reports are included herein.

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income or stockholders' equity.

3. INVENTORIES:

                                                              JUNE 30,         SEPTEMBER 30,
                                                                1997                1996
                                                             ---------         -------------
Inventories consisted of the following (in thousands):

Finished products..........................................  $  42,201          $   31,868
Raw materials..............................................     12,635               9,499
Inventories under exchange agreements......................     (1,986)                722
Stores and supplies........................................     19,647              11,631
                                                             ---------          ----------
                                                             $  72,497          $   53,720
                                                             =========          ==========

4. LONG-TERM DEBT:

                                                              JUNE 30,         SEPTEMBER 30,
                                                                1997                1996
                                                             ---------         -------------

Long-term debt consisted of the following (in thousands):
Revolving credit facilities................................  $  26,760          $         __
Term loans.................................................    275,667               350,000
ESOP term loan.............................................      5,281                 6,500
11 1/4% Notes..............................................    153,231                    __
11 3/4% Notes..............................................    275,000               275,000
13 1/2%  Notes.............................................    106,243                94,757
                                                             ---------          ------------
  Total debt outstanding...................................    842,182               726,257

Less:

   Current maturities......................................     (2,958)              (11,625)
                                                              --------          ------------

Total long-term debt.......................................  $ 839,224          $    714,632
                                                             =========          ============


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

     On January 31, 1997, the Company acquired (the "AFB Acquisition") the acrylic fibers business (the "AFB") of Cytec Industries Inc. ("Cytec") (See Note
7). In connection with the AFB Acquisition, Chemicals entered into a credit agreement (the "New Credit Agreement" and together with the Original Credit Agreement, the "Senior Credit Agreements") with Texas Commerce Bank National Association, as agent bank for a syndicate of lenders, and Credit Suisse First Boston and Chase Securities Inc. as co-arrangers. Funding under the New Credit Agreement occurred January 31, 1997, upon consummation of the AFB Acquisition. The New Credit Agreement provides for a term loan facility consisting of a $31 million Tranche A term loan due June 30, 2003, and a $50 million Tranche B term loan due September 30, 2004 (the "New Term Loans" and together with the Original Term Loans, the "Term Loans").

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

     On April 7, 1997, Chemicals completed a private offering (the "11 1/4% Notes Offering") of $150,000,000 of 11 1/4% Senior Subordinated Notes Due 2007 (the "11 1/4% Notes"). The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4% Notes and all future senior subordinated indebtedness. On July 7, 1997, Chemicals completed a registered exchange offer, pursuant to which all of the 11 1/4% Notes were exchanged for publicly registered 11 1/4% Notes with substantially similar terms.

     The proceeds of the 11 1/4% Notes Offering were used to prepay outstanding indebtedness under the Term Loans. In connection with such prepayments, Chemicals and the requisite lenders under the Senior Credit Agreements effected amendments to the Senior Credit Agreements ("the Amendments"). Among other things, the Amendments (i) permitted and provided for the issuance of the 11 1/4% Notes, (ii) adjusted the method of the application of voluntary prepayments to allow the proceeds of the 11 1/4% Notes Offering to be applied in a manner that significantly reduced required principal payments, particularly over the next three years, (iii) amended certain financial covenants to make them somewhat less restrictive, including amendments to ratios specified in the Amendments, (iv) increased the commitment under the Revolver by $25 million to $125 million and (v) included a new financial covenant with respect to the maintenance of a specified Senior Debt Leverage Ratio (as defined in the Amendments). Unamortized debt issue costs related to the Term Loans of approximately $6.0 million pre-tax, $3.9 million after-tax, were expensed in April 1997 and recorded as an extraordinary loss from early extinguishment of debt.


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

Litigation Contingency

     In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the Company has made estimates of the reasonably possible range of its liability with regard to outstanding litigation for which it may incur liability. In addition, liabilities have been accrued based on the estimated probable loss from such litigation. These estimates are based on management's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies. The Company therefore has also made estimates of its probable recoveries under these insurance policies based on its understanding of these policies, discussions with its insurers and consultation with outside legal counsel, in addition to management's judgments. Based on the foregoing, as of June 30, 1997, the Company has accrued approximately $15.6 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers of approximately $15.0 million. At June 30, 1997, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $20 million. The Company believes that this additional reasonably possible loss is substantially covered by insurance.

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

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of fiscal 1999.


7. BUSINESS ACQUISITIONS:

     On January 31, 1997, the Company acquired the AFB from Cytec. The AFB, now owned by two wholly owned subsidiaries of the Company (collectively "Sterling Fibers"), recorded sales of approximately $139 million in calendar year 1996 and consists of an acrylic fibers plant located near Pensacola, Florida, and several associated marketing and research offices. Sterling Fibers is one of two acrylic fibers manufacturers in the United States. Cytec will supply acrylonitrile to Sterling Fibers through the continuation of a five-year supply agreement ending in 2002. The acquisition was financed through the incurrence of $81 million of term debt under the New Credit Agreement with substantially the same lenders as those under the Original Credit Agreement, the issuance of $10 million (liquidation value) of Series A "pay in kind" mandatory redeemable preferred stock ("Series A Preferred") to Cytec, and the sale of $10 million of Holdings Common Stock in a private placement. The Company used the purchase method to account for the acquisition, and operating results of Sterling Fibers beginning February 1, 1997 are included with those of the Company.

  The following table presents the unaudited pro forma results of operations of the Company as if the AFB Acquisition had occurred on October 1, 1995. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the AFB Acquisition been made at the beginning of fiscal year 1996 or of results which may occur in the future (in thousands, except per share amounts).

                                                       PRO FORMA                 PRO FORMA
                                                      NINE MONTHS               NINE MONTHS
                                                         ENDED                     ENDED
                                                        JUNE 30,                 JUNE 30,
                                                          1997                     1996
                                                      ------------              -----------

Revenues............................................  $   710,403               $    699,792
Net income (loss) attributable to
 common stockholders................................  $   (26,288)              $     39,289
Net income (loss) per common share..................  $     (2.30)              $       0.70
Weighted average shares.............................       11,420                     56,518


     On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd. ("Saskatoon Chemicals"), a subsidiary of Weyerhaeuser Canada Ltd. (the "Saskatoon Acquisition"). The acquired assets include a manufacturing plant near Saskatoon, Saskatchewan, and were used by Saskatoon Chemicals to manufacture sodium chlorate, caustic soda, calcium hypochlorite, chlorine, and hydrochloric acid. Total consideration of $69.2 million was financed with (i) approximately $54.6 million under a new credit facility established by Sterling Sask with a group of lenders, (ii) approximately $7.3 million pursuant to a private placement of Holdings Common Stock, and (iii) approximately $7.3 million pursuant to a private placement of Units, each Unit consisting of shares of Holdings' newly authorized Cumulative Redeemable Preferred Stock, Series B ("Series B Preferred") and Warrants to purchase shares of Holdings Common Stock. The Saskatoon Acquisition will be accounted for under the purchase method of accounting for financial reporting purposes during the fourth quarter of fiscal 1997.

8. EMPLOYEE BENEFITS:

Omnibus Stock Awards and Incentive Plan

     In April 1997, the Board of Directors, upon recommendation of the Compensation Committee, but subject to shareholder approval at the next stockholders meeting, approved the establishment of the Omnibus Stock Awards and Incentive Plan (the "Omnibus Plan"). Under the Omnibus Plan, the Company may grant to key employees, incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, and phantom stock awards. The terms and amounts of the awards will be determined by the Compensation Committee of the Board of Directors. One million shares of the Company's stock are reserved for issuance under the Omnibus Plan. In the event of a change of control of the Company or a qualified public offering of Holdings Common Stock, all awards will immediately vest and become exercisable.

     In July 1997, the Company granted approximately 260,000 stock options to key employees of the Company with an exercise price of $12.00 per share. The options vest 20% per year beginning on January 1, 1998, and are exercisable through January 1, 2007.


Nonqualified Stock Option Plan for Non-Employee Directors

     Also in April 1997, the Board of Directors, upon recommendation of the Compensation Committee, approved the establishment of the Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Plan"). Each non-employee director of the Company is eligible to participate in the Nonqualified Plan. Each eligible director on the date of adoption of the Nonqualified Plan will be granted an option to acquire 2,000 shares of Holdings Common Stock (4,000 shares for the Vice-Chairman), and each eligible director who is serving on the Board of Directors on each subsequent October 1st will automatically be granted an option to acquire 1,000 shares of Holdings Common Stock (2,000 shares for the Vice-Chairman). All options will expire ten years from date of grant. All options will be granted at the fair market value on the date of grant. A total of 160,000 shares of Holdings Common Stock are reserved for issuance under the Nonqualified Plan.

     Effective April 1997, the Company granted 14,000 stock options to non-employee directors of the Company with an exercise price of $12.00 per share. The options are exercisable immediately and expire on the tenth anniversary of the date of grant.


Profit Sharing and Bonus Plan

     In January 1997, the Board of Directors, upon recommendation of the Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees, and a Bonus Plan that is expected to provide for bonuses to certain key employees based on the Company's annual financial performance.

9. WEIGHTED AVERAGE SHARES(1):

     The weighted average shares outstanding used in the calculation of earnings per share for the three and nine months ended June 30, 1997, is calculated below:




Total shares outstanding as of June 30, 1997........... 11,964,000
Unallocated shares held by ESOP as of June 30, 1997....    524,000
                                                        ----------

Total shares outstanding
 Less: unallocated shares held by ESOP
  as of June 30, 1997.................................. 11,440,000
                                                        ==========



                                                         THREE              NINE
     WEIGHTED AVERAGE EFFECT OF:                         MONTHS            MONTHS
     ---------------------------                        ----------       ----------

Total shares outstanding at June 30, 1997.............. 11,440,000       11,440,000

44,000 shares acquired by ESOP.........................          -           14,000
10,000 treasury shares acquired........................      2,000            7,000
117,000 allocated shares held by ESOP..................    (22,000)         (67,000)
778,000 newly issued shares............................          -         (347,000)
                                                        ----------       ----------
Weighted average shares outstanding for the three and
 nine month periods ended June 30, 1997................ 11,420,000       11,047,000
                                                        ==========       ==========


(1) Weighted average shares outstanding excludes warrants equal to 575,000 shares and 274,000 outstanding common stock options which were antidilutive for the three and nine month periods ending June 30, 1997.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 12, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of Chemicals' management.

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

Houston, Texas
August 12, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain capitalized terms used herein have the meanings assigned to them in the Notes To Condensed Consolidated Financial Statements.


OVERVIEW

     Holdings is a holding company whose only material asset is its investment in Chemicals. Chemicals and its subsidiaries own substantially all of the consolidated operating assets and are obligated for substantially all liabilities of the Company other than the 13 1/2% Notes which are an obligation of Holdings. The Merger that occurred on August 21, 1996, and related financings were accounted for as a recapitalization, with no change in the basis of the assets and liabilities of Chemicals. Other than the additional interest expense associated with the 13 1/2% Notes and the preferred stock dividend associated with the Series A Preferred issued to Cytec, the results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals for the three month and nine month periods ended June 30, 1997 would not, in the opinion of the Company, provide any additional meaningful information.


RECENT DEVELOPMENTS

     On July 29, 1997, the methanol production facility at the Texas City Plant was shut down due to operating problems. Repairs are ongoing, and production at the facility is expected to resume in September 1997. Financial results for the fourth fiscal quarter ending September 30, 1997 will be negatively impacted by the shut down; however, the shut down is not expected to have a material adverse effect on the Company's results of operations for the fiscal year ended September 30, 1997. No assurance can be given that the shut down, should it continue longer than expected, will not have a material adverse effect on the Company. The shut down does not materially affect the operation of any other facilities at the Texas City Plant.

     On July 23, 1997, the Company announced the signing of a non-binding letter of intent with W.K. Croxton (Pty) Ltd. to form a joint venture that would construct a sodium chlorate plant in South Africa. Formation of the venture and construction of the plant are subject to numerous conditions, and no assurances can be given that either will occur.

     On July 10, 1997, Sterling Sask, an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals, a subsidiary of Weyerhaeuser Canada Ltd. Sterling Sask was established in connection with the Saskatoon Acquisition and was designated as an Unrestricted Subsidiary under the indentures governing the 13 1/2% Notes, the 11 3/4% Notes, and the 11 1/4% Notes (the "Indentures"). The acquired assets include a manufacturing plant near Saskatoon, Saskatchewan, and were used by Saskatoon Chemicals to manufacture sodium chlorate, caustic soda, calcium hypochlorite, chlorine, and hydrochloric acid. Total consideration of $69.2 million was financed with (i) approximately $54.6 million under a new credit facility established by Sterling Sask with a group of lenders, (ii) approximately $7.3 million pursuant to a private placement of Holdings Common Stock, and (iii) approximately $7.3 million pursuant to a private placement of Units, each Unit consisting of shares of Series B Preferred Stock and Warrants to purchase shares of Holdings Common Stock. The Saskatoon Acquisition will be accounted for under the purchase method of accounting for financial reporting purposes during the fourth quarter of fiscal 1997.

     On April 7, 1997, Chemicals completed its private offering of $150,000,000 of 11 1/4% Notes. The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4% Notes and all future senior subordinated indebtedness. On July 7, 1997, Chemicals completed a registered exchange offer, pursuant to which all of the 11 1/4% Notes were exchanged for publicly registered 11 1/4% Notes with substantially similar terms.

     The proceeds of the 11 1/4% Notes Offering were used to prepay outstanding indebtedness under the Term Loans. In connection with such prepayments, Chemicals and the requisite lenders under the Senior Credit Agreements effected the Amendments. Among other things, the Amendments (i) permitted and provided for the issuance of the 11 1/4% Notes, (ii) adjusted the method of the application of voluntary prepayments to allow the proceeds of the 11 1/4% Notes Offering to be applied in a manner that significantly reduced required principal payments, particularly over the next three years, (iii) amended certain financial covenants to make them somewhat less restrictive, including amendments to specific ratios specified in the Amendments, (iv) increased the commitment under the Revolver by $25 million to $125 million, and (v) included a new financial covenant with respect to the maintenance of a specified Senior Debt Leverage Ratio (as defined in the Amendments). Unamortized debt issue costs related to the Term Loans of approximately $6.0 million pre-tax, $3.9 million after-tax, were expensed in April 1997 and recorded as an extraordinary loss from early extinguishment of debt.

RESULTS OF OPERATIONS

     Consolidated revenues increased for the three and nine month periods ending June 30, 1997, compared to the same periods in fiscal 1996. The primary reasons for these increased revenues were five months of operations from the recently acquired AFB, increased volumes for sodium chlorate, due in part to the startup of the Company's new sodium chlorate plant in Valdosta, Georgia (the "Valdosta Plant"), and revenues from the Company's new methanol unit at the Texas City, Texas plant (the "Texas City Plant"). Consolidated net income (loss) was lower due to lower petrochemical margins (primarily styrene), along with an increase of interest expense to $23.9 million and $63.4 million for the three and nine month periods of 1997, respectively, compared to $1.2 million and $4.4 million, respectively, for the same periods last year.

     Revenues for the third quarter of fiscal 1997 were $239.2 million compared to revenues of $218.4 million for the third quarter of fiscal 1996, an increase of 10%. A net loss of $9.6 million, or $0.84 per share, was recorded for the third quarter of fiscal 1997 compared to net income of $16.4 million, or $0.29 per share, for the third quarter of fiscal 1996. Included in the third quarter of 1997 net loss was an extraordinary pre-tax charge of $6.0 million, or $3.9 million after-tax, related to the write-off of unamortized debt issue costs as a result of the partial prepayment of the Term Loans with proceeds of the 11 1/4% Notes Offering.

     Revenues for the first nine months of fiscal 1997 were $665.9 million compared to revenues of $600.8 million for the first nine months of fiscal 1996, an increase of nearly 11%. A net loss of $24.8 million or $2.24 per share was recorded for the first nine months of fiscal 1997 compared to net income of $35.6 million or $0.64 per share for the first nine months of fiscal 1996. Included in the nine months of fiscal 1997 net loss was an extraordinary pre-tax charge of $6.0 million, or $3.9 million after-tax, related to the write-off of unamortized debt issue costs as a result of the partial prepayment of the Term Loans.

Petrochemicals

     Petrochemical business revenues for the three months ending June 30, 1997, were $163.8 million as compared to $180.5 million in the prior year period. The 9% decrease in revenues was primarily due to reduced acrylonitrile and styrene volumes, partially offset by the positive impact of the new methanol unit. The nine months ending June 30, 1997, revenues were $482.6 million as compared to $487.3 million in the same period of 1996. The 1% decrease in revenues was primarily due to reduced acrylonitrile and styrene volumes, mostly offset by the positive impact of the new methanol unit. The Company's petrochemical business recorded operating income of $5.1 million and an operating loss of $1.5 million, respectively, for the three and nine month periods of 1997 compared to operating income of $15.4 million and $30.0 million, respectively, for the same periods of fiscal 1996. The decrease in operating earnings for the third quarter was primarily due to lower styrene and acrylonitrile volumes and lower styrene margins. The decrease in operating earnings for the nine month period was primarily due to lower styrene and acrylonitrile margins.

     Styrene.   Styrene revenues decreased 9% to  $79.1 million in the third quarter of fiscal 1997 and 2% to $244.1 million for the first nine months of fiscal 1997 compared to the same periods in fiscal 1996. Styrene sales prices decreased moderately from the same fiscal 1996 periods because of weaker market conditions, particularly in the export market. Average sales prices for both the third quarter and first nine months of fiscal 1997 decreased by approximately 1% from the same periods a year ago. Sales volumes for both the three and nine month periods decreased 10% and 4%, respectively, when compared to the same periods last year.

     The prices of styrene's major raw materials, benzene and ethylene, were higher during the third quarter and first nine months of fiscal 1997 compared to the same periods in fiscal 1996. Benzene prices were approximately 6% and 19% higher, and ethylene prices were approximately 12% and 24% higher, for the respective 1997 periods compared to 1996. These price escalations contributed significantly to the decline in styrene margins as market conditions did not allow for sufficient styrene price increases to compensate for these rising costs.

     Acrylonitrile. Acrylonitrile revenues decreased 26% to $35.9 million in the third quarter of fiscal 1997 and 16% to $103.8 million for the first nine months of fiscal 1997 compared to the same periods in fiscal 1996. The decreased revenues in both periods were primarily due to reduced volumes of 27% and 5%, respectively, for the three and nine months of 1997 as compared to the same periods of 1996. The 27% reduction in volumes in the third quarter of 1997 were primarily due to the partial shutdown of production as a result of operating difficulties following the completion of a capital project. In addition, the reduced revenues in the nine month period of fiscal 1997 were impacted by a 12% decrease in the average acrylonitrile sales price realized by the Company.

     The prices of acrylonitrile's major raw materials, propylene and ammonia, were approximately 16% and (1)% higher (lower), respectively, in the third quarter and 17% and 12% higher, respectively, for the first nine months of fiscal 1997 than for the corresponding periods in fiscal 1996. These increases contributed to the decline in acrylonitrile margins.

     Methanol. Methanol revenues for the third quarter of 1997 were $20.6 million, bringing the total revenues for the first nine months of fiscal 1997 to $52.5 million. Margins improved significantly in the third quarter as the price of natural gas (the primary raw material for methanol) declined significantly without a corresponding drop in the price of methanol. In addition, the methanol unit benefited from operating at 112% of capacity. The methanol unit was under construction during the corresponding periods of 1996.

     Other Petrochemical Products. Revenues from the Company's other petrochemical products (including acetic acid, plasticizers, tertiary butylamine, and sodium cyanide) in the third quarter of fiscal 1997 were $28.2 million, a decrease of 37% when compared to the same period last year. Revenues for the nine month period ended June 30, 1997 were down 28% to $82.2 million when compared to the same 1996 period. The decrease in revenues in both periods was primarily due to a decline in acetic acid revenues resulting from a procedural change in the billings under the Company's production contract with BP Chemicals Inc. ("BP") and the recording of related revenues. Prior to the startup of the Company's methanol unit, the Company purchased the methanol used in the production of acetic acid. Under the BP contract, such purchases were ultimately re-billed to BP and included in acetic acid revenues. Methanol for acetic acid production is now supplied by the Company's methanol facility and is included in methanol revenues.

Pulp Chemicals

     Revenues from the Company's pulp chemical business increased 9% to $41.0 million and 11% to $125.5 million for the third quarter and first nine months of fiscal 1997, respectively, when compared to the same periods last year. The increase in revenues was primarily due to an increase in sales volumes of sodium chlorate of 22% and 14%, respectively, when compared to the corresponding three and nine month periods of 1996. The increase in sales volumes in the third quarter was aided by the startup of the Valdosta Plant in December 1996. Average sales prices for sodium chlorate declined 7% in the third quarter of fiscal 1997 compared to the corresponding period in 1996. Average sodium chlorate sales prices for the first nine months of 1997 were 2% lower than the corresponding period in 1996. Revenues from the sale of generators and royalty income decreased 27% in the third quarter and increased 3% in the first nine months of fiscal 1997 compared to the corresponding periods of 1996. This 27% decrease in revenues in the third quarter of 1997 was primarily due to reduced project work related to generators. Operating earnings for the pulp chemicals business were $10.9 million for the third quarter of fiscal 1997 compared to $10.4 million during the corresponding period of 1996. Operating earnings for the pulp chemicals business were $35.2 million for the first nine months of fiscal 1997 compared to $28.3 million for the corresponding period in 1996. The increase for the three and nine month periods were primarily due to increased sales volumes of sodium chlorate. In addition, the Company recorded $2.9 million of expenses associated with stock appreciation rights for its pulp chemicals employees during the nine months of fiscal 1996.

Fibers

     For the five-month period from February 1, 1997, to June 30, 1997, Sterling Fibers recorded revenues and operating earnings of $57.8 million and $2.9 million, respectively. For the three months ended June 30, 1997, Sterling Fibers recorded revenues and operating earnings of $34.4 million and $2.1 million, respectively. Because the Company did not acquire the assets constituting the AFB prior to January 31, 1997, there are no corresponding results for prior periods.


Selling, General, and Administrative Expenses

     Selling, general, and administrative ("SG&A") expense increased to $11.0 million during the third quarter of fiscal 1997 as compared to $7.7 million in the comparable period of fiscal 1996. The $3.3 million increase was primarily due to AFB SG&A expense recorded since the acquisition in January 1997. SG&A expenses for the first nine months of fiscal 1997 were $24.3 million compared to $23.8 million in the first nine months of fiscal 1996. The

$0.5 million increase was primarily due to AFB SG&A expense recorded since the acquisition in January 1997, mostly offset by a sales tax refund in 1997 and lower employee profit sharing and other overheads.

Interest and Debt Related Expense

     Interest and debt related expenses for the three and nine month periods ending June 30, 1997, were $23.9 million and $63.4 million, respectively, compared to $1.2 million and $4.4 million, respectively, for the corresponding periods in 1996. This increase is primarily due to the additional debt incurred in the 1996 Recapitalization and the AFB Acquisition.

Extraordinary Item

     The $3.9 million after-tax ($6.0 million pre-tax) extraordinary item relates to unamortized debt issue costs which were expensed in April 1997 as a result of the partial prepayment of the Term Loans.


LIQUIDITY AND CAPITAL RESOURCES

Debt Structure

     On August 21, 1996, the Company completed the 1996 Recapitalization, significantly increasing the Company's leverage and cash requirements for debt service related to the Original Credit Agreement, the 13 1/2% Notes and the 11 3/4% Notes. In connection with the AFB Acquisition, Chemicals entered into the New Credit Agreement, which was funded on January 31, 1997, upon consummation of the AFB Acquisition. On April 7, 1997, Chemicals completed the 11 1/4% Notes Offering, the proceeds of which were used to partially repay the Term Loans. At June 30, 1997, the Company's long-term debt (including current maturities) was $842.2 million.

     The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, will be affected by the covenants in its various debt agreements and by cash requirements for debt service. The Senior Credit Agreements and the Indentures contain numerous financial and operational covenants, including, without limitation, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness, as well as the obligation of the Company to maintain certain financial ratios. As of June 30, 1997, these restrictions currently operate to prevent the Company from incurring any additional debt other than debt incurred under the Revolver or pursuant to certain limited "baskets" and other exceptions. The 11 1/4% Notes Offering was permitted under the Indentures as a Refinancing of Debt outstanding under the Senior Credit Agreements. The Indentures will also permit the Company to consummate acquisitions if the pro forma effect of such an acquisition has sufficient positive impact on certain financial ratios. In addition, under limited circumstances the Company may make acquisitions through the incurrence of debt in Unrestricted Subsidiaries (as defined in the Indentures). The financing for the Saskatoon Acquisition was structured in this manner. The Senior Credit Agreements also require that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Term Loans. The first such mandatory prepayment, if any, is not required to be made until January 1998. The Company's ability to comply with the terms of its various debt agreements (including its ability to comply with such covenants) and to meet its debt service obligations will depend on its future performance. The Company was in compliance with its financial covenants (as amended) in effect as of June 30, 1997.

     The Company intends to meet its liquidity needs for operating activities and capital expenditures (other than acquisitions) through internally generated funds and, to the extent necessary, borrowings under the Revolver. As part of the Amendments, on April 7, 1997, the total commitment under the Revolver was increased by $25 million to $125 million. The Company believes that such sources of funds will be sufficient to permit the Company to meet its liquidity needs during fiscal 1997. As of June 30, 1997, Chemicals had drawn approximately $26.8 million under the Revolver and issued approximately $2.0 million in letters of credit under the Revolver, thereby reducing the available commitment under the Revolver at such time to approximately $96.2 million (compared to an available commitment thereunder as of March 31, 1997 of $77.4 million).

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

Working Capital

     Working capital of the Company was $138.9 million at June 30, 1997, up from $76.9 million at September 30, 1996. The $62.0 million increase in working capital was primarily due to the addition of the AFB which contributed approximately $29 million to total working capital and an increase in pulp and petrochemicals accounts receivables partially due to the Valdosta Plant, the new methanol plant, profit sharing accruals under the plasticizers sales agreement with BASF and business terms and timing of collections.

Cash Flow

     Net cash provided by operations was $11.5 million during the first nine months of fiscal 1997 compared to $31.4 million for the corresponding period in fiscal 1996. The decrease was primarily attributable to higher payments for interest and lower operating earnings.

Capital Expenditures

     The Company's capital expenditures for the first nine months of fiscal 1997 were $32.6 million compared to $73.0 million in the same period last year. The capital expenditures in the first nine months of fiscal 1997 were primarily related to the construction of the Valdosta Plant of $13.0 million, along with the distributive control system upgrade at the Company's acrylonitrile unit. During the remainder of fiscal 1997, the Company expects to make an additional $6 million to $8 million of capital expenditures primarily for process modernization in styrene and acrylonitrile and routine safety, environmental, and replacement capital in the Company's petrochemical, pulp chemical, and fibers businesses. The Company expects to fund its remaining fiscal 1997 capital expenditures from operating cash flow, plus borrowings under the Revolver, if needed.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information under "Legal Proceedings" in the Notes to Condensed Consolidated Financial Statements herein is hereby incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES.

  (b) In connection with the acquisition of the AFB, Holdings authorized 350,000 shares of the Series A Preferred with a liquidation value of $100 per share, and issued 100,000 shares ($10 million liquidation value) of Series A Preferred. In connection with the Saskatoon Acquisition, Holdings authorized 58,000 shares of the Series B Preferred with a liquidation value of $1,000 per share, and on July 10, 1997 issued 7,300 shares ($7.3 million liquidation value) of Series B Preferred. The Series A Preferred and Series B Preferred each include a liquidation preference over the Holdings Common Stock, as well as restrictions on the ability of Holdings to declare or pay dividends on, or to redeem, Holdings Common Stock. The Certificates of Designation for the Series A Preferred and Series B Preferred are filed as Exhibits to this Form 10-Q.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits: The following exhibits are filed as part of this Form 10-Q.


 EXHIBIT
 NUMBER                                                               DESCRIPTION OF EXHIBIT
 ------                                                            -----------------------------

  3.1              --Restated Certificate of Incorporation of Sterling Chemicals Holdings, Inc.

  4.1              --Warrant Agreement, dated as of  July 10, 1997, between Sterling Chemicals Holdings, Inc. and
                     Harris Trust and Savings Bank, as Warrant Agent.

  4.2              --Form of Warrant (included in Exhibit 4.1).

  4.3              --Certificate of Designation for Series A Preferred Stock (included in Exhibit 3.1).

  4.4              --Certificate of Designation for Cumulative Redeemable Preferred Stock, Series B (included in Exhibit
                     (3.1).

  4.5              --Amended and Restated Voting Agreement, dated as of January 22, 1997, by and among Sterling Chemicals
                     Holdings, Inc., and the other parties listed therein.

  11.1             --Earnings Per Share Calculation.

  27.1             --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

  27.2             --Financial Data Schedule of Sterling Chemicals, Inc.

     (b) Reports on Form 8-K:

     On April 8, 1997, the Company filed a current Report on Form 8-K, reporting under Items 5 and 7.

     On May 21, 1997, the Company filed a current Report on Form 8-K, reporting under Items 5 and 7.

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


                                     STERLING CHEMICALS HOLDINGS, INC.
                                     STERLING CHEMICALS, INC.
                                     (Registrants)



Date: August 12, 1997                /s/   Robert W. Roten
                                     ---------------------
                                     Robert W. Roten
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: August 12, 1997                /s/   Jim P. Wise
                                     -----------------
                                     Jim P. Wise
                                     Vice President-Finance and Chief Financial
                                      Officer
                                     (Principal Financial Officer)