Form 10-K405
period 1997-09-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1997-12-16
CIK 795662, 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from          to

COMMISSION FILE NUMBER 1-10059

                       STERLING CHEMICALS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               DELAWARE                                         76-0185186
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 1200 SMITH STREET, SUITE 1900
                   HOUSTON, TEXAS 77002-4312                                  (713) 650-3700
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   COMMON STOCK, PAR
                             VALUE $.01 PER SHARE

COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   DELAWARE                                     76-0502785
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  1200 SMITH STREET SUITE 1900
                   HOUSTON, TEXAS 77002-4312                                  (713) 650-3700
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

                             ----------------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X         No
                                              ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                                    ---
     As of December 8, 1997, Sterling Chemicals Holdings, Inc. had 12,357,191 shares of common stock outstanding. As of such date, the aggregate market value of such common stock held by nonaffiliates, based upon the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was approximately $82 million. As of December 8, 1997, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

      Portions of the definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders of Sterling Chemicals Holdings, Inc. are incorporated by reference in Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
                                                      PART I
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15
Item 4.     Submission of Matters to Vote of Security Holders . . . . . . . . . . . . . . . . . . .      17

                                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . .      18
Item 6.     Selected Financial Data of the Company  . . . . . . . . . . . . . . . . . . . . . . . .      19
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .      21
Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .      33
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      67

                                                     PART III

Item 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . .      67
Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      67
Item 12.    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . .      67
Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .      67

                                                     PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K  . . . . .      68




NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of the Company's industry, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-K.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties and Risk Factors".
All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

     This combined Form 10-K is separately filed by Sterling Chemicals Holdings, Inc. ("Holdings") and Sterling Chemicals, Inc. ("Chemicals"). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as the "Company."


ITEM 1. BUSINESS

     The Company was organized as a Delaware corporation in 1986 and has its principal executive offices in Houston, Texas. In connection with the Company's August 1996 merger with STX Acquisition Corp. (the "Merger"), the Company recapitalized and reorganized into a holding company whose only material asset is the capital stock of Chemicals, its wholly owned operating subsidiary (the "1996 Recapitalization"). Through Chemicals and its subsidiaries, the Company manufactures seven commodity petrochemicals at its Texas City, Texas plant (the "Texas City Plant"). Additionally, the Company manufactures chemicals for use primarily in the pulp and paper industry at five plants in Canada and one in Valdosta, Georgia, and manufactures acrylic fibers in a plant near Pensacola, Florida (the "Santa Rosa Plant"). At its Texas City Plant, the Company produces styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine ("TBA"), and sodium cyanide. The Company generally sells its petrochemical products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. The Company produces regular textile fibers, specialty textile fibers, and technical fibers at the Santa Rosa Plant, as well as licensing the acrylic
fibers manufacturing technology to producers worldwide.   Sodium chlorate is
produced at the five plants in Canada and in Valdosta, Georgia. Sodium chlorite is produced at one of the Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of the Canadian locations. The Company licenses, engineers, and oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemical business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

     The Company's business strategy is to capitalize on its market position to take advantage of periods of tight supply and high prices and margins for its primary products, which historically have occurred on a cyclical basis, and to expand its production capacity to capture future growth opportunities in the petrochemical, acrylic fibers, and pulp chemical industries. Key elements of this strategy are to: (i) maintain a competitive cost position by investing in new technology and equipment; (ii) pursue low cost expansions such as its 30% expansion in 1996 of acetic acid capacity and construction of a 150 million gallon per year methanol unit; (iii) pursue growth opportunities through the construction of additional capacity; (iv) continue to build strong industry partnerships through securing long-term supply contracts with key customers; and (v) pursue a focused acquisition strategy, targeting chemical businesses and assets which will strengthen the Company's existing market positions, provide upstream or downstream integration, or produce complementary chemical products. During fiscal 1997, the Company commenced its acquisition strategy, as discussed below. The cyclicality of the markets for the Company's primary products, however, also subjects the Company to periods of overcapacity accompanied by lower prices and profit margins for such products. In addition, the instruments governing the debt incurred by the Company to finance the Merger limit the Company's ability to incur additional debt to finance acquisitions and other expenditures. These and other factors may limit the Company's ability to successfully implement its business strategy.


FISCAL 1997 DEVELOPMENTS

     At the end of fiscal 1996, the Company completed construction of a world-scale, 150 million gallon per year methanol unit at the Texas City Plant. Capital investment in the unit and production capacity are shared by the Company and BP Chemicals Inc. ("BP"). Approximately 44% of the methanol production was used as a raw material in the Company's acetic acid unit during fiscal 1997, replacing methanol that was previously purchased from third parties. The remaining methanol production is available for the merchant market and for BP's worldwide acetic acid business. The unit was constructed at significantly less than normal replacement cost because available equipment already at the Company's Texas City Plant was refurbished and used in the project.

     The Company finished the construction of a 110,000-ton per year sodium chlorate plant in Valdosta, Georgia (the "Valdosta Plant") in fiscal 1997. The new facility increased the Company's total annual sodium chlorate capacity by more than 30% to nearly 460,000 tons. Valdosta, Georgia was selected because of its proximity to existing customers which were being supplied from the Company's Canadian plants, and its proximity to reliable, competitively priced electricity, the most important variable in sodium chlorate production costs. The new facility is intended to meet the growing market demand from the pulp and paper industry in the Southeastern United States.

     On January 31, 1997, the Company acquired (the "AFB Acquisition") the acrylic fibers business (the "AFB") from Cytec Industries Inc. ("Cytec") for a purchase price of approximately $100 million. The AFB, now owned by two wholly-owned subsidiaries of the Company (collectively "Sterling Fibers"), recorded sales of approximately $92 million during the eight months of operations in fiscal 1997 and consists of the Santa Rosa Plant and several associated marketing and research offices. Sterling Fibers is one of two acrylic fibers manufacturers in the United States. Cytec will supply acrylonitrile to Sterling Fibers through a five-year supply agreement ending in 2002.

     On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly-owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd. ("Saskatoon Chemicals"), a subsidiary of Weyerhaeuser Canada Ltd. (the "Saskatoon Acquisition") for a purchase price of approximately $70 million. The acquired assets include a manufacturing plant near Saskatoon, Saskatchewan (the "Saskatoon Plant"), which manufactures sodium chlorate, caustic soda, calcium hypochlorite, chlorine, and hydrochloric acid.


SALES AND MARKETING

     The Company primarily sells its petrochemical products pursuant to multi-year contracts and spot transactions in both the domestic and export markets through its commercial organization and sales force. The Company has certain long- term agreements which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, TBA, and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements which dedicate significant portions of the Company's production of styrene, acrylonitrile, and methanol, the Company's major petrochemical products, to various customers. These agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price. This long-term, high volume focus allows the Company to maintain relatively low selling, general and administrative expenses related to the marketing of its petrochemical products. The Company competes on the basis of product price, quality, and deliverability. Prices for the Company's commodity chemicals are determined by market factors that are largely beyond the Company's control and, except with respect to a number of its multi-year contracts, the Company generally sells its products at prevailing market prices.

     Some of the Company's multi-year contracts for its petrochemical products are structured as conversion agreements, pursuant to which the customer furnishes raw materials that the Company processes into finished products. In exchange, the Company receives a fee typically designed to cover its fixed and variable costs of production and to generally provide an element of profit dependent on the existing market conditions for the product. These conversion agreements allow the Company to maintain lower levels of working capital and, in some cases, to gain access to certain improvements in manufacturing process technology. The Company believes its conversion agreements help insulate the Company to some extent from the effects of declining markets and changes in raw material prices, while allowing it to share in the benefits of favorable market conditions for most of the products sold under these arrangements. The balance of the Company's petrochemical products are sold by its direct sales force.

     Sterling Fibers currently markets its acrylic fibers to North American customers through internal sales staff and to international customers through non-affiliated agents. The sales effort is closely coordinated with and supported by Sterling Fibers' Technical Support and Customer Service groups. Working in tandem, these groups facilitate sales and product development by strengthening the interface between Sterling Fibers and its customer base.
This approach provides Sterling Fibers with insight into customer needs for new and existing products and equipment compatibility issues. Researchers and sales staff work together to develop new specialty applications for acrylic fibers. The sales staff then markets the sample products to the ultimate seller of an acrylic fiber product such as a mass retailer to create a demand for the end product. Once the market demand is established, the textile manufacturers (Sterling Fibers' customers) receive orders for additional specialty fiber products.

     The Company sells sodium chlorate primarily in Canada and the United States generally under one to five-year supply contracts, most of which provide for minimum and maximum volumes or a percentage of requirements at market prices. In addition, most sales contracts contain certain "meet or release" pricing clauses and some contain restrictions on the amount of future price increases. Certain contracts are evergreen and require advance notice before termination.

CONTRACTS

     The Company's key multi-year contracts and conversion agreements, which collectively accounted for 21% of the Company's fiscal 1997 revenues are described below:

Styrene-Bayer

     The Company and Bayer Corporation ("Bayer"), a subsidiary of Bayer AG, are currently operating under a conversion agreement effective through December 21, 2000. Under this agreement, the Company provides Bayer, subject to specified minimum and maximum quantities, a major portion of Bayer's styrene requirements for its manufacture of styrene-containing polymers. The agreement permits Bayer to terminate its obligations upon twelve months' notice to the Company should Bayer sell its business that uses styrene or assign the agreement (subject to the Company's consent) to a third-party purchaser of the business. During fiscal 1997, the Company delivered approximately 8% of its styrene production pursuant to this agreement.

Styrene-BP Chemicals

     Effective April 1, 1994, the Company and BP entered into a styrene sales and purchase agreement. The initial term of the agreement expired in December 1996. The Company and BP have negotiated an extension of this agreement on substantially the same terms but at approximately half of the original volume, which extension expires June 30, 1999. During fiscal 1997, the Company delivered approximately 7% of its styrene production to BP pursuant to this agreement.

Acrylonitrile-Solutia

     The Company and Solutia, Inc. ("Solutia", formerly the chemical businesses of Monsanto Company) entered into a multi-year conversion agreement effective January 1, 1994, which superseded a prior agreement that had been in place since 1986. The initial term of this agreement will expire at the end of 1998, at which time the agreement will convert to an "evergreen" contract with successive two-year terms if not terminated. During fiscal 1997, the Company delivered a substantial portion of its acrylonitrile production to Solutia pursuant to this agreement.

Acrylonitrile-BP Chemicals

     In 1988, the Company entered into a long-term conversion agreement with BP, under which BP contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at the Texas City Plant and has the option to take up to approximately one-sixth of the Company's total acrylonitrile capacity. BP furnishes the necessary raw materials and pays the Company a conversion fee for the amount of acrylonitrile it takes. During fiscal 1997, the Company delivered approximately 14% of its acrylonitrile production to BP pursuant to this agreement. The acrylonitrile reactor in which BP invested capital incorporates certain BP technological improvements under a separate license agreement. The Company has the right to incorporate these and any future improvements into its other existing acrylonitrile reactors. BP has a first security interest in the third reactor and related equipment and in the first acrylonitrile produced in the three reactor units to the extent of the acrylonitrile which BP is entitled to purchase under the production agreement. These rights are only to be exercised upon an event of default by the Company.

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

Methanol-BP Chemicals

     In fiscal 1996, the Company entered into a long-term production and sales agreement with BP, under which BP contributed a significant portion of the capital expenditures required for the reconstruction and capacity increase of the Company's idle methanol production facility and obtained the right to receive a substantial portion of the Company's methanol production. During fiscal 1997, the Company delivered a substantial portion of its methanol production to BP pursuant to this agreement. The initial term of this agreement expires July 31, 2016. The output of the methanol facility is marketed by BP to the Company's acetic acid unit, the merchant market, and BP's worldwide acetic acid business.

Plasticizers-BASF

     A product sales agreement has been in effect with BASF Corporation ("BASF") since August 1, 1986, pursuant to which the Company sells all of its plasticizers production to BASF. In November 1997, the Company signed a new 10 year agreement with BASF. The agreement expires at the end of 2007. BASF provides certain raw materials to the Company and markets the plasticizers produced by the Company. BASF is obligated to make certain unconditional quarterly payments to the Company and reimburses the Company monthly for actual production costs. In addition, the Company is entitled to a share of profit earned by BASF attributable to the plasticizers supplied by the Company.

Acrylonitrile-Cytec

     In connection with the AFB Acquisition, the Company assumed an existing supply contract for acrylonitrile pursuant to which Sterling Fibers purchases its requirements for acrylonitrile from Cytec. Upon the expiration of such supply contract on February 28, 2002, the Company may supply all of Sterling Fibers' acrylonitrile requirements from the Texas City Plant.

     No individual customer of the Company accounted for more than 10% of the Company's revenues in fiscal 1997. For information regarding the Company's export sales and domestic and foreign operations, see Note 9 of Item 8, ''Notes to Consolidated Financial Statements'' which is hereby incorporated by reference.

PRODUCT SUMMARY

     The Company's principal products and their primary end uses and raw materials are set forth below.

 COMPANY PRODUCT      INTERMEDIATE PRODUCTS      PRIMARY END PRODUCTS                          RAW MATERIALS
 ---------------      ---------------------      --------------------                          -------------
 Petrochemicals and
 Fibers               Polystyrene                Building products, boat and automotive        Ethylene and Benzene
 Styrene              ABS/SAN resins             components, disposable cups and trays,
                      Styrene butadiene latex    packaging and containers, housewares,
                      Unsaturated polyester      tires, audio and video cassettes, luggage,
                      resins                     children's toys, paper coating, appliance
                                                 parts, and carpet backing

 Acrylonitrile        Acrylic fibers             Apparel, furnishings, upholstery, household   Ammonia, Air, and
                      ABS/SAN resins             appliances, carpets; plastics for             Propylene
                                                 automotive parts using ABS and SAN polymers

 Acetic Acid          Vinyl acetate monomer      Adhesives, cigarette filters, and surface     Methanol, Carbon
                                                 coatings                                      Monoxide

 Methanol             Acetic acid                Adhesives, cigarette filters, and surface     Natural Gas, Steam, and
                      MTBE                       coatings; gasoline oxygenate and octane       Carbon Dioxide
                      Formaldehyde               enhancer; plywood adhesives

 Plasticizers         Polyvinyl chloride         Flexible plastics, such as shower curtains    Alpha-Olefins, Carbon
                      (PVC)                      and liners, floor coverings, cable            Monoxide, Hydrogen,
                                                 insulation, upholstery, and plastic molding   Orthoxylene, and Air

 TBA                  NA                         Pesticides, solvents, pharmaceuticals, and    Isobutylene and the
                                                 synthetic rubber                              acrylonitrile  by-
                                                                                               product Hydrogen Cyanide
                                                                                               ("HCN")

 Sodium Cyanide       NA                         Electroplating and precious metals recovery   Sodium Hydroxide and by-
                                                                                               product HCN


 Regular Textile      NA                         Apparel, fleece, hosiery, industrial, and     Acrylonitrile, Vinyl
                                                 sweaters                                      Acetate, Sodium
                                                                                               Thiocyanate, Sodium
                                                                                               Bisulfate, and Finish
                                                                                               Oil

 Specialty Textile    NA                         High-end hosiery, pile fabrics, and outdoor   Acrylonitrile, Vinyl
                                                 furniture                                     Acetate, Sodium
                                                                                               Thiocyanate, Sodium
                                                                                               Bisulfate, and Finish
                                                                                               Oil

 Technical            NA                         Friction materials (brake linings),           Acrylonitrile, Vinyl
                                                 gaskets, specialty papers, and non-wovens     Acetate, Sodium
                                                                                               Thiocyanate, Sodium
                                                                                               Bisulfate, and Finish
                                                                                               Oil

 Pulp Chemicals
 Sodium Chlorate      Chlorine dioxide           Bleaching agent for pulp production;          Electricity, Salt, and
                                                 Downstream products include high quality      Water
                                                 office and coated papers

 Chlorine Dioxide     NA                         Chlorine dioxide for use in the bleaching     NA
      Generators                                 of pulp

 Sodium Chlorite      Chlorine dioxide           Antimicrobial agent for municipal water       Sodium Chlorate and
                                                 treatment, disinfectant for fresh produce     Hydrochloric Acid

 Chlor-alkali
    Caustic soda      NA                         Bleaching and digesting agent for pulp and    Electricity, Salt, and
                                                 paper.                                        Water
    Chlorine          NA                         Widely used in potable water and wastewater
                                                 treatment programs, as well as swimming
                                                 pools.
    Muratic acid      NA                         Stimulation agent in oil and gas extraction
                                                 operations.

 Calcium              NA                         Sanitizing agent to control bacteria and      Lime,Water, Caustic
 Hypochlorite                                    algae in swimming pools.                      Soda, and chlorine

PRODUCTS

Petrochemicals and Fibers

     Styrene. The Company is the third largest North American producer of styrene. The Company's styrene unit is one of the largest in the world and has an annual rated production capacity of 1.7 billion pounds, following a recent debottlenecking, which represents approximately 12% of total North American capacity. The Company sold approximately 42% of its styrene sales volumes pursuant to conversion contracts during fiscal 1997. Approximately 40% of the Company's styrene sales volumes were exported in fiscal 1997, principally to the Far East, either directly or pursuant to arrangements with large international trading companies.

     Acrylonitrile. The Company is the second largest global producer of acrylonitrile. The Company's acrylonitrile unit has an annual rated production capacity of 740 million pounds, which represents approximately 21% of total North American capacity. The Company sold approximately 41% of its acrylonitrile sales volumes pursuant to long-term conversion agreements during fiscal 1997. Approximately 51% of the Company's acrylonitrile production in fiscal 1997 was exported, principally to the Far East, either directly or pursuant to arrangements with large international trading companies. Hydrogen cyanide is a by-product of acrylonitrile manufacturing and is used by the Company as a raw material for the production of TBA and sodium cyanide and is also burned as fuel.

     Acetic Acid. The Company is the third largest North American producer of acetic acid. Following a 200 million pound capacity expansion completed in June 1996, the Company's acetic acid unit has an annual rated production capacity of nearly 800 million pounds, which represents approximately 17% of total North American capacity. All of the Company's acetic acid production is sold to BP pursuant to a long-term contract through 2016.

     In a project related to the expanded acetic acid capacity, Praxair Hydrogen Supply, Inc. ("Praxair") constructed a new partial oxidation unit at the Company's Texas City Plant that supplies carbon monoxide and hydrogen to the Company for use in the production of acetic acid and plasticizers. The partial oxidation unit began production in June 1996. The Company's synthesis gas reformer, which was previously being used to provide feedstock to the acetic acid and plasticizers units at the Texas City Plant, is currently being used in the methanol unit.

     Methanol. In August 1996, the Company completed construction of a 150 million gallon per year methanol unit at the Texas City Plant. Capital investment in the unit and production capacity are shared by the Company and BP. Approximately 44% of the methanol production was used as a raw material in the Company's acetic acid unit during fiscal 1997, replacing methanol that was previously purchased from third parties. The remaining methanol is available for the merchant market and for BP's worldwide acetic acid business. The methanol unit was constructed at significantly less than normal replacement cost because available equipment already at the Company's Texas City Plant was refurbished and used in the project.

     Plasticizers. The Company has an agreement with BASF pursuant to which the Company sells all of its plasticizers production to BASF through 2007. The Company's plasticizers capacity is 280 million pounds per year.

     TBA.   The Company uses a portion of its by-product hydrogen cyanide from acrylonitrile production to produce TBA. The Company sells all of its TBA production to Flexsys America L.P. ("Flexsys") pursuant to a long-term conversion agreement. The Company's capacity for TBA is currently 21 million pounds per year.

     Sodium Cyanide. At the Texas City Plant, the Company operates a sodium cyanide unit which is owned by E.I. Du Pont de Nemours and Company ("DuPont"). The Company and DuPont have an agreement whereby the Company receives a fee for operating the facility. The facility uses, as a raw material, hydrogen cyanide by-product generated by the Company's acrylonitrile manufacturing process. The capacity of this unit is 100 million pounds per year.

    Acrylic Fibers. Sterling Fibers is the second largest producer of acrylic fibers in North America. The Santa Rosa Plant has an annual rated production capacity of 184 million pounds, which represents approximately 31% of total North American capacity.

    Sterling Fibers produces regular textile fibers, specialty textile fibers, and technical fibers. Regular textile fibers are commodity fibers for the general apparel, fleece, hosiery, industrial, and sweater markets, whose sales are primarily driven by price and service rather than product characteristics. Specialty textile fibers are targeted for specific applications or end uses and typically have higher margins than regular textile fibers. Technical fibers are specially engineered for industrial, non-textile uses and typically have higher margins than textile fibers. The primary use of technical fibers is as a processing aid in the manufacture of brake pads.

Pulp Chemicals

     Sodium Chlorate. Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride
(salt). Sodium chlorate is also used as a raw material to produce sodium chlorite.

     Upon completion of the Valdosta Plant and the Saskatoon Acquisition the Company solidified its position as the second largest producer of sodium chlorate in North America. The Company's six sodium chlorate plants have an aggregate annual rated production capacity of approximately 500,000 tons. The Company's total annual capacity represents approximately 26% of North American sodium chlorate capacity.

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

     Chlor-alkali Products. The Company's chlorine capacity is 33,000 metric tons per year, which is less than 1% of North American elemental chlorine capacity. The Company has caustic soda and hydrochloric acid production capacity of 37,000 and 45,000 metric tons per year, respectively.

     Calcium Hypochlorite. The Company currently has calcium hypochlorite production capacity of 8,500 metric tons per year. This volume represents 6.5% of current North American capacity. All of the Company's calcium hypochlorite is marketed by BioLab, Inc., a wholly-owned subsidiary of Great Lakes Chemical Corporation, pursuant to a long-term sales and marketing agreement.


RAW MATERIALS FOR PRODUCTS AND ENERGY RESOURCES

     For each of the Company's products, the combined cost of raw materials and utilities is far greater than all other production costs combined. Thus, an adequate supply of these materials at reasonable prices is critical to the success of the Company's business. The only major raw material for the Company's petrochemical and pulp chemical products which is produced by the Company is methanol, which is used in the production of acetic acid. Although the Company believes that it will continue to be able to secure adequate supplies of its raw materials and energy at acceptable prices to meet its requirements, there can be no assurance that it will be able to do so.

Petrochemicals and Fibers

     Styrene. The Company manufactures styrene from ethylene and benzene. The Company's conversion agreements require that other parties furnish the Company with the ethylene and/or benzene necessary to fulfill its conversion obligations. Approximately 19% and 15% of the Company's fiscal 1997 benzene and ethylene requirements, respectively, were furnished by customers pursuant to conversion arrangements. The Company converts benzene and ethylene into ethylbenzene which is then processed into styrene. Benzene and ethylene are both commodity petrochemicals and the price for each can fluctuate widely due to significant changes in the availability of these products. The Company has multi-year arrangements with several ethylene suppliers that provide for its estimated requirements for purchased ethylene at generally prevailing and competitive market prices.

     Acrylonitrile. The Company produces acrylonitrile by reacting propylene and ammonia over a solid-fluidized catalyst at low pressure. The Company's conversion agreements require that other parties furnish to the Company the propylene and/or ammonia necessary to fulfill its conversion obligations. Approximately 42% of the Company's fiscal 1997 propylene and ammonia requirements were furnished by customers pursuant to conversion arrangements. The Company purchases propylene and ammonia for use in the remainder of its production of acrylonitrile for sale to others. Propylene and ammonia are both commodity petrochemicals and the price for each can fluctuate widely due to significant changes in the availability of these products. If various customers for whom the Company now manufactures acrylonitrile under conversion arrangements were to cease furnishing their own raw materials and seek only to purchase acrylonitrile from the Company, the Company's requirements for purchased propylene and ammonia could significantly increase. The Company believes that both ammonia and propylene will, for the foreseeable future, remain in adequate supply to meet demand.

     Hydrogen cyanide is a by-product of the acrylonitrile manufacturing process and is used by the Company as a raw material for the production of TBA and sodium cyanide and is also burned as fuel.

     Acetic Acid.  Acetic acid is manufactured primarily from carbon monoxide
and methanol.   The acetic acid unit's methanol needs are supplied by the
Company's methanol unit. In a project related to the expanded acetic acid capacity, Praxair constructed a partial oxidation unit at the Company's Texas City Plant in fiscal 1996 that supplies carbon monoxide to the Company for production of acetic acid.

     Methanol. The Company produces methanol by steam reforming of natural gas to form synthesis gas. The synthesis gas is then converted to methanol under elevated pressures in the presence of a catalyst. The Company obtains its natural gas under various supply contracts and believes that adequate supplies will be available for the Company's needs in the foreseeable future.

     Plasticizers. Primary raw materials for plasticizers are alpha-olefins and orthoxylene, which are supplied by BASF under its long-term contract with the Company which expires at the end of 2007. The Company believes that adequate supplies of raw materials will be available for the Company's needs in the foreseeable future.

     TBA. TBA is produced by the addition of hydrogen cyanide to isobutylene in an acid catalyst reaction. The Company uses a portion of its by-product, hydrogen cyanide, in this process. Flexsys supplies the isobutylene, sulfuric acid, and caustic soda under its long-term conversion agreement with the Company. The Company believes that supplies of these raw materials will remain adequate for its needs in the foreseeable future.

     Sodium Cyanide. Sodium cyanide is manufactured from the Company's by-product, hydrogen cyanide, and caustic soda. DuPont supplies the caustic soda for sodium cyanide under its long-term contract with the Company.

     Acrylic Fibers. Acrylonitrile is the most significant raw material used in the production of acrylic fibers, representing approximately 50% of the total cash cost of production. Pursuant to its supply agreement with Cytec, Sterling Fibers will purchase all of its acrylonitrile requirements from Cytec until February 28, 2002, after which the Company may supply such acrylonitrile requirements from the Texas City Plant. The Company believes that all raw materials used in the production of acrylic fibers will be readily available for its needs in the foreseeable future.

Pulp Chemicals

     Sodium Chlorate. Electric power costs typically represent approximately 65% of the variable cost of production of sodium chlorate. Electric power is purchased by each of the Company's facilities pursuant to contracts with local electric utilities. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. On average, the Company's electrical power costs are believed to be competitive with other producers in the areas in which it operates.

     The Company also purchases sodium chloride (industrial salt) for use in the manufacture of sodium chlorate. Sodium chloride is purchased under requirements contracts with major suppliers. The Company believes that sodium chloride will be available for its needs for the foreseeable future.

     Chlor-alkali. The primary raw materials for the production of chlor-alkali are salt, water, and electricity. The Saskatoon Plant is located on top of a bed of sodium chloride, or raw table salt, and is solution-mined on site, supplying a concentrated brine solution to the chlor-alkali manufacturing operations. The other primary raw material is electrical power, which is supplied by the Saskatchewan Power Corporation under a ten year agreement expiring December 5, 2001. After 2001, the agreement is renewable on a year to year basis. In a secondary process, some of the chlorine reacts with by-product hydrogen to produce hydrochloric acid.

     Calcium Hypochlorite.  The primary raw materials for calcium hypochlorite
are lime, water, caustic soda, and chlorine.    In the calcium hypochlorite
process, fine powdered lime is dissolved in water to produce a slurry. The slurry is then mixed with a caustic soda solution in a batch reactor and chlorine gas is introduced on a carefully controlled basis. From the resulting slurry the solid component, calcium hypochlorite is centrifuged, dried, granulated, and screened to meet specifications.


TECHNOLOGY AND LICENSING

Petrochemicals and Fibers

     In 1986, Monsanto Company ("Monsanto") granted the Company a nonexclusive, irrevocable and perpetual right and license to use Monsanto's technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition of the Texas City Plant. These licenses are used in the production of styrene, acrylonitrile, methanol, TBA, acetic acid, and plasticizers. During fiscal 1991, BP Chemicals Ltd. ("BPCL") purchased the acetic acid technology from Monsanto (subject to existing licenses).

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

     The Company believes that the manufacturing processes that the Company utilizes at the Texas City Plant are cost effective and competitive. Although the Company does not engage in alternative process research with respect to its Texas City Plant, it does monitor new technology developments and, when the Company believes it is necessary, it will seek to obtain licenses for process improvements.

     Sterling Fibers licenses certain of its acrylic fibers manufacturing technology to producers worldwide. The Company expects to capitalize on increasing demand for this technology as developing countries seek to increase acrylic fibers production capacity. Approximately 17% of the world's current acrylic fibers capacity is based on Sterling Fibers' technology. Sterling Fibers has licensed its acrylic fibers manufacturing technology to a number of producers internationally. The competitiveness of Sterling Fibers with respect to its specialty textiles and technical fibers products (which are its higher margin products) is maintained, to a significant extent, through the exclusive ownership or use of certain product and manufacturing technology. If competitors of Sterling Fibers gain access to the use of similar technology, or render such technology obsolete through the introduction of superior technology, the ability of Sterling Fibers to compete would be materially affected in an adverse manner.

Pulp Chemicals

     The Company produces sodium chlorate using state-of-the-art metal cell technology. The principal technology business of the Company is the design, sale, and technical service of custom-built patented chlorine dioxide generators. The ERCO engineering group is involved in the technical support of the Company's sales and marketing group through joint calling efforts which define the scope of a project, as well as producing technical schedules and cost estimates. The Company performs detailed design of chlorine dioxide generators which are then fabricated by contractors. Plant installation, instrumentation testing, and generator start-up are supervised by a joint engineering/technical service team of the Company. Prior to 1996, the Company was involved in a number of patent disputes with Akzo Nobel, N.V. regarding chlorine dioxide technology. In 1996, the parties reached a settlement of such disputes that allows licensees of both the Company and Akzo Nobel, N.V. to operate their chlorine dioxide generators within the broadest range of operating conditions.

     The Company's pulp chemical research and development activities are carried out at its Toronto, Ontario, laboratories. Activities include the development of new or improved chlorine dioxide generation processes and research in new technologies focusing on electrochemical and membrane technology related to chlorine dioxide, including improvement of quality and reduction of quantity of pulp mill effluents and treatment of municipal water supplies.


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

     The Company's primary domestic competitors by product are set forth below:

     Styrene Dow Chemical Company, ARCO Chemical Company, Amoco Chemical Company (a subsidiary of Amoco Corporation), Chevron Chemical Company (a subsidiary of Chevron Corporation), Cos-Mar (a joint venture of General Electric Company and FINA Inc.), and Huntsman Chemical Corporation

     Acrylonitrile     BP Chemicals Inc., Cytec Industries Inc., E.I. Du Pont
                       de Nemours and Company, and Solutia, Inc.

     Acetic Acid       Celanese Ltd., Eastman Chemical Company, and Millenium
                       Chemicals

     Methanol          Methanex, Bordon Chemicals, and Beaumont Methanol

     Plasticizers      Exxon Corporation, Aristech Chemicals, and Eastman
                       Chemical Company

     TBA               BASF Corporation and Nitto Chemical Industry Co., Ltd.

     Acrylic Fibers    Solutia, Inc.

     Sodium Chlorate   Akzo Nobel N.V., CXY Chemicals Ltd., and Kerr-McGee
                       Corporation

     Chlorine Dioxide
     Generators        Akzo Nobel, N. V.

     Sodium Chlorite   Vulcan Chemicals (a subsidiary of Vulcan Materials Co.)

     Chlor-alkali      Dow Chemical Company, OxyChem, and Pioneer Companies,
                       Inc.

     Calcium
     Hypochlorite      Olin Corporation and PPG Industries

     Historically, petrochemical industry profitability has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. The Company's businesses are subject to changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. Recent events in the financial markets in various countries in the Far East may impact the demand growth for the Company's products, particularly styrene and acrylonitrile, which may have a negative impact on sales volumes, prices, and margins in fiscal 1998. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations. During fiscal 1997, the Company's export sales were approximately 30% of total revenues. It is not possible to predict accurately how changes in raw material costs, market conditions, or other factors will affect petrochemical industry margins in the future.

Petrochemicals and Fibers

     Styrene. According to Chemical Marketing Associates, Inc. ("CMAI"), the total North American capacity for styrene is currently 14.4 billion pounds per year. The Company's rated capacity of 1.7 billion pounds per year represents approximately 12% of the North American capacity.

      Styrene prices have been cyclical and sensitive to overall supply relative to demand and the level of general business activity. During 1994 and the first half of 1995 the styrene industry ran at high utilization rates resulting from demand growth from worldwide economic expansion resulting in high styrene prices and margins. During the second half of 1995 styrene prices decreased significantly as demand growth weakened, prompting customers to begin utilizing their available inventories. Increased capacity additions, particularly in the Far East, resulted in lower styrene prices and margins in 1996 and 1997. Current global production capacity for styrene is estimated at over 40 billion pounds and the Company believes over 7 billion pounds of capacity will be added by competitors in 1997 and 1998. Average styrene sales prices declined by 41% from fiscal 1995 to 1996 and 2% from fiscal 1996 to fiscal 1997. The Company expects that prices for styrene will continue at current depressed levels until global demand for styrene increases sufficiently to absorb increased production capacity.

     Acrylonitrile. The acrylonitrile market exhibits characteristics in capacity utilization, selling prices and profit margins similar to those of styrene. Moreover, as a result of the Company's high percentage of export acrylonitrile sales, demand for the Company's acrylonitrile is most significantly influenced by export customers, particularly those that supply acrylic fiber to China. During 1995, strong demand for acrylic fiber and ABS resins particularly in China, increased demand for acrylonitrile resulting in higher prices and margins. However, the Company believes that acrylonitrile demand began to weaken in late 1995 for the same reasons that caused the deterioration in the styrene market. Increased acrylonitrile capacity in the United States and the Far East resulted in lower acrylonitrile prices and margins in 1996 and 1997. Average acrylonitrile sales prices declined by 29% from fiscal 1995 to 1996 and 3% from fiscal 1996 to 1997. The Company believes that during 1997 and 1998, global industry capacity will increase by approximately 940 million pounds or 9%. As a result of the increased global industry capacity industry utilization rates and prices may decline further.

     Methanol. The methanol facility production capacity is shared by the Company and BP. Approximately 44% of the methanol production was used as a raw material in the Company's acetic acid unit in fiscal 1997. The remaining methanol production is available for the merchant market and for BP's worldwide acetic acid business. Significant capacity additions worldwide are expected during 1998 and 1999, and these additions may cause a decline in prices and margins.

     Other petrochemical products. The Company sells all of its acetic acid, plasticizers, and TBA production to BP, BASF, and Flexsys, respectively, pursuant to long-term contracts. In addition, the Company operates a sodium cyanide unit which is owned by DuPont.

      Acrylic Fibers.   There are currently only two manufacturers of acrylic
fibers in North America, Sterling Fibers and Solutia. In general, Sterling Fibers and Solutia have mostly different customers and focus on different segments of the same markets, with Sterling Fibers focusing on the higher margin niche applications.

     The United States currently imposes import tariffs on acrylic fibers of 5-9% and are expected to continue at a rate of 4-8% through 2004. Nevertheless Western European shipments of high quality fibers have become an increasingly prominent fixture in total imports due largely to the demand for fibers not produced in the United States. Imports from Mexico, once a significant supplier to the United States, now account for only 5-6% of total imports. The volume of imported acrylic fibers is expected to be around 40-50 million pounds per year over the next few years.

Pulp Chemicals

     Sodium Chlorate. Historically, sodium chlorate has experienced cycles in capacity utilization, selling prices and profit margins. Since the mid-1980s, however, North American demand for sodium chlorate has grown at an average annual rate of approximately 10% as pulp mills have accelerated substitution of chlorine dioxide, sodium chlorate's primary derivative, for elemental chlorine in bleaching applications. Chlorine dioxide is a powerful and highly selective oxidizing agent suitable for pulp bleaching. It has the ability to substantially reduce hazardous substances, including dioxins and furans, in bleach plant effluent, as well as produce high-brightness pulp with little or no damage to the cellulose fiber.

     Substitution of chlorine dioxide for elemental chlorine is driven primarily by environmental concerns. Through the end of 1996, approximately 85% to 90% of Canadian bleach plant capacity and approximately 55% to 60% of United States bleach plant capacity had been converted to elemental chlorine-free ("ECF"). On November 14, 1997, the Environmental Protection Agency ("EPA") enacted regulations that support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process (Pulp and Paper Cluster Rule). This regulation requires increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process which significantly reduces the amount of Absorbable Organic Halides
(AOX) and chlorine derivatives in bleach plant effluent.

     Chlor-alkali.   Sterling Sask is one of three Western Canadian
chlor-alkali production operations. Dow Chemicals, located in Fort Saskatchewan, Alberta, and CXY Chemicals, Ltd. located in North Vancouver, British Columbia, are the others. Sterling Sask competes in the regional Western Canadian market by selling to small volume regional customers who prefer the higher quality product produced by membrane technology. This technology and its proximity to its customers give it a competitive advantage in terms of product quality, product availability, service, and freight costs, and partially mitigate the Sterling Sask business exposure to the severe price swings in the overall North American market.

       Calcium Hypochlorite.   Calcium hypochlorite is manufactured by three
North American companies. The largest is Olin Corporation, followed by PPG Industries, Inc. and Sterling Sask, with Sterling Sask representing approximately 6% of North American capacity. World markets are served primarily by production from North America (56%) and Japan (22%). Major consuming countries include the United States, Australia, and South Africa. Demand for calcium hypochlorite is closely correlated with swimming pool starts (linked to economic growth) and summer temperatures (hotter weather leads to increased consumption). Demand from the pool sector is also highly seasonal, concentrated in the spring and summer months.

     For information regarding revenues for each of the Company's principal products, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ENVIRONMENTAL MATTERS

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

     New laws or permit requirements and conditions may affect the Company's operations, products, or waste disposal. Past or future operations may result in claims, regulatory action, or liabilities. Expenditures could be required to upgrade wastewater collection, pretreatment or disposal systems, or other matters. Some risk of environmental costs and liabilities are inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses.

     The Company conducts environmental management programs at all of its facilities and subsidiaries to maintain compliance with applicable environmental laws. As part of these programs, the Company conducts or commissions reviews of its environmental performance and addresses issues identified. The Company routinely conducts inspection and surveillance programs to detect and respond to any leaks or spills of regulated hazardous substances and to correct any identified regulatory deficiency.

     Changing and increasingly strict environmental laws and regulations might affect the manufacture, handling, processing, distribution or use of chemical products and the release, treatment, storage or disposal of wastes by the Company. Accordingly, the Company could be required from time to time to make expenditures to upgrade its wastewater collection, pretreatment, or disposal systems at all of its facilities.

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

     In connection with the Company's acquisitions, certain indemnifications are typically obtained related to environmental liabilities. Certain indemnifications were obtained in the AFB Acquisition and Saskatoon Acquisition in fiscal 1997. In connection with the Company's purchase of the pulp chemical business in 1992, the seller, Tenneco Canada, Inc. ("Tenneco"), contractually retained liability for costs, damages, fines, penalties, and other losses under claims by third parties (including employees and authorities) arising from the ownership or operation of the facilities and businesses prior to the acquisition. The Company is also indemnified against the breach of environmental remediation covenants. These covenants oblige the indemnifying party to do specific remedial work (including decommissioning the old section of the Vancouver facility, which has been completed but is waiting on final approval from the Ministry of the Environment) at the facilities within set time periods, and to do any investigation, monitoring or remedial work required by present or future legislation governing environmental conditions predating the acquisition. The indemnity also protects the Company against losses arising from the remediation of pre-acquisition environmental conditions or from pre-acquisition violations of environmental laws. With the exception of any third-party claims, the losses against which the Company is indemnified do not include consequential damages or lost profits. The Tenneco obligations have been assigned to Albright & Wilson UK Ltd. ("Albright & Wilson") as a result of the sale by Tenneco of certain assets to Albright & Wilson.

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

     The Company's pulp chemical business is sensitive to potential environmental regulation. On November 14, 1997, the EPA enacted regulations that support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process. Certain environmental groups are encouraging passage of regulations which restrict the amount of AOX or chlorine derivatives in bleach plant effluent. These regulations will result in increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process which significantly reduces the amount of AOX and chlorine derivatives in bleach plant effluent. As long as there is not an outright ban on chlorine containing compounds, regulations restricting AOX or chlorine derivatives in bleach plant effluent should favor the use of chlorine dioxide, thus sodium chlorate. Any significant ban on all chlorine containing compounds could have a material adverse effect on the Company's financial condition and results of operations.

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

     Emissions into the air from the Texas City Plant are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal law. The Texas City Plant is located in an area that is classified by the EPA as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds (VOCs) and nitrogen oxide (NOx). Additional requirements were issued in fiscal 1994 and modified in fiscal 1996 by the Texas Natural Resource Conservation Commission in order to achieve ambient air quality standards for ozone. In addition, the Federal Government in June 1997 passed new National Ambient Air Quality Standards (NAAQS) lowering the ozone and particulate matter ("PM") threshold for attainment. These measures may substantially increase the Company's NOx and PM control costs in the future, although the cost and full impact, if any, cannot be determined at this time. The Sterling Fibers' facility in Santa Rosa County, Florida is currently in Ozone Attainment per the Clean Air Act. The above described new standards would reclassify the Santa Rosa County area into non-attainment. The costs of compliance with regulations that may be imposed by local authorities to meet the new ozone and PM standards cannot be determined at this time. However, the Company believes any costs of compliance will not have a material adverse effect on its financial condition.

     To reduce the risk of offsite consequences from any unanticipated event, the Company acquired a greenbelt buffer zone adjacent to the Texas City Plant in 1991 and also acquired additional greenbelt area for the Santa Rosa Plant. The Company also participates in a regional air monitoring network to monitor ambient air quality in the Texas City community. These programs are part of the Company's commitment to Responsible Care initiatives of the Chemical Manufacturers Association and Canadian Chemical Producers Association.

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

     In July 1994, Sterling Fibers submitted a petition for rulemaking for continued use of its onsite nonhazardous landfill to avoid a January 1995 rule prohibiting disposal of industrial waste in other than a Class I landfill. The Florida Department of Environmental Protection, in December 1994, granted a waiver to Sterling Fibers for this prohibition. Should the petition be denied or the waiver be revoked there are certain administrative options available to the Company. Cost impacts of sending all of the Company's waste to an offsite facility do not represent a material impact on the Company.

     The Company believes that it is in compliance in all material respects with applicable environmental law. However, there can be no assurance that past practices or future operations will not result in material claims or regulatory action or require material environmental expenditures.


EMPLOYEES

     As of September 30, 1997, the Company had approximately 1,700 employees, including approximately 500 at its pulp facilities and approximately 350 employees at Sterling Fibers. Approximately 40% of the employees at the Company's manufacturing facilities are covered by union agreements. The primary union agreement is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas, and covers all hourly employees at the Texas City Plant. The Company signed a new labor agreement in May 1996 which is subject to renegotiation in April 1999. The new agreement increases the flexibility of work rules which the Company believes will increase the overall efficiency of the Texas City Plant. Employees at the Vancouver plant are represented by the Pulp, Paper, and Woodworkers Union. The Vancouver agreement was renegotiated in November 1997 and is subject to further renegotiation in November 2000. Employees at the Buckingham plant are represented by either the Energy and Chemicals Workers Union or an office and professional workers union. Both Buckingham agreements were negotiated in November 1994 and are subject to renegotiation in November 1997, which was mutually agreed upon to be extended to December 31, 1997. Approximately 70% of the employees at the Saskatoon Plant are represented by the Communications, Energy, and Paperworks of Canada. The current collective agreement is a four year contract expiring September 30, 2001. The Company believes its relationship with its employees is good.


INSURANCE

     The Company currently maintains full replacement value coverage for property damage to all of its plants and resulting business interruption. Although the Company carries such insurance, it has only one styrene manufacturing facility, one methanol manufacturing facility, and one acrylonitrile manufacturing facility; thus, a significant interruption in the operation of any of these facilities could have a material adverse effect on
the Company's financial condition, results of operations or cash flows.   The
Company also maintains other insurance coverages for various risks associated with its business. There is no assurance that the Company will not incur losses beyond the limits of, or outside the coverage of, it's insurance. From time to time various types of insurance for companies in the chemical industry have been very expensive or, in some cases, unavailable. There is no assurance that in the future the Company will be able to maintain its existing coverage or that the premiums will not increase substantially.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located in Houston, Texas, and are subleased through Citicorp, N.A.

     The Company's Texas City Plant is located approximately 45 miles south of Houston in Texas City, Texas, on a 290- acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. The Company has facilities to load its products in trucks, railcars, barges, and ocean-going tankers for shipment to customers. The site offers room for future expansion and includes a greenbelt around the northern edge of the plant site.

     The Company owns or leases all of the real property which comprises its Texas City Plant and all of the facilities and equipment located there, other than the sodium cyanide unit which is owned by DuPont, a cogeneration facility owned by a joint venture between the Company and Praxair Energy Resources, Inc., and the new partial oxidation unit constructed at the site by Praxair. The Company also owns storage facilities, approximately 200 rail cars and an acetic acid barge. In addition, the Company leases several storage facilities in the United States and Korea.

     The Company owns all of the real property which comprises the Santa Rosa Plant and owns or leases all of the facilities and equipment located there. The Santa Rosa Plant is located on 1,100 acres near Pensacola in Santa Rosa County, Florida.

     The Company's pulp chemical business includes five manufacturing plants in Canada and one in Valdosta, Georgia. The Buckingham, Quebec and Vancouver, British Columbia sites are approximately 20 acres each and are owned by the Company. The plant located near Saskatoon, Saskatchewan is on approximately 270 acres and is owned by the Company. The Thunder Bay, Ontario, and Grande Prairie, Alberta sites are leased by the Company. The Valdosta Plant was constructed in conjunction with, and is leased from, the Valdosta-Lowndes County Industrial Authority. The Company also leases approximately 600 rail cars. Headquarters for the Canadian operations is located in Toronto in an approximately 50,000 square foot single story office building owned by the Company. The building is situated on 6.56 acres owned by the Company and serves as the headquarters for the pulp chemical business and its respective laboratories.

     The Company believes that these properties and equipment are sufficient to conduct the Company's business.

     See Item 1. ''Business'' for other information required by this item.


ITEM 3. LEGAL PROCEEDINGS

AMMONIA RELEASE LAWSUITS:

         On May 8, 1994, an ammonia release occurred at the Company's Texas City Plant while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. Approximately 52 lawsuits and interventions involving more than 5,500 plaintiffs were filed against the Company seeking an unspecified amount of money for alleged damages from the ammonia release. Many of these lawsuits were filed in April and early May 1996.

    Approximately 2,600 of the plaintiffs agreed to submit their damage claims to binding arbitration. Pursuant to this agreement to arbitrate, a two week evidentiary hearing was conducted in July 1996 before a three judge panel to determine the amount of damages. On May 1, 1997, the three judge panel awarded the plaintiffs an amount of damages which was well within the limits of the Company's insurance coverage.

    Thirty-nine of the plaintiffs tried their cases to a jury in Harris County District Court. After approximately five months of trial, the jury returned a verdict on September 2, 1997. The total amount awarded for all 39 plaintiffs was well within the limits of the Company's insurance coverage.

    Neither the May 1, 1997 arbitration award, nor the September 2, 1997 jury award will have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

    Approximately 1,000 of the plaintiffs have settled their claims against the Company in fiscal 1997 and the Company continues to vigorously defend against the claims of the approximately 1,800 remaining plaintiffs.

Cases Outstanding:


     1. Otis Pointer Jr., individually and on behalf of all others similarly situated, v. Sterling Chemicals, Inc., Paul Saunders, and an unknown chemical operator; Cause No. 94CV0514; In the 56th Judicial District Court of Galveston County, Texas ("Pointer").

     2. Holly Benefiel, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV0246; In the 56th Judicial District Court of Galveston County, Texas.

     3. Lilly Gordon, et al. v. Sterling Chemicals, Inc.; Cause No. 95-36592; In the 281st Judicial District Court of Harris County, Texas ("Gordon").

     4. Versell Allums, et al. v. Sterling Chemicals, Inc., Paul Saunders, and an unknown chemical operator; Cause No. 95CV1017; In the 10th Judicial District Court of Galveston County, Texas.

     5. Maurice Benson, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1265; In the 56th Judicial District Court of Galveston County, Texas.

     6. Rodney Curry, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1263; In the 122nd Judicial District Court of Galveston County, Texas.

     7. Jayson Rhodes, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1266; In the 10th Judicial District Court of Galveston County, Texas.

     8. Darrell Vick, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1262; In the 122nd Judicial District Court of Galveston County, Texas.

     9. Nathaniel Barron, et al. v. Sterling Chemicals, Inc., and Paul Saunders; Cause No. 96CV0103; In the 10th Judicial District Court of Galveston County, Texas.

    10. Melton Avie, et al. v. Sterling Chemicals, Inc., BP America, Inc., BP Chemicals America, Inc., n/k/a BP Chemicals, Inc., Allen Bolen,, and Paul Saunders; Cause No. 96CV0377; In the 56th Judicial District Court of Galveston County, Texas.

    11. Lee Arvie, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0431; In the 56th Judicial District Court of Galveston County, Texas.

    12. Earl Rivas and Rosie Rivas v. Sterling Chemicals, Inc., Sterling Chemical Company, Sterling Chemical Company, Inc., B.P. Chemicals, Inc., B.P. Chemicals America, Inc., Paul Saunders,, and Allan Bolen; Cause No. 96CV0438; In the 10th Judicial District Court of Galveston County, Texas.

    13. Bertha L. Anderson, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0440; In the 122nd Judicial District Court of Galveston County, Texas

    14. Carl Terry, et al. v. Sterling Chemicals, Inc. and Paul Saunders; Cause No. 96CV0436; In the 212th Judicial District Court of Galveston County, Texas.

    15. Phyllis Cormier, et al. v. Sterling Chemicals, Inc.; Cause No. 96-023195; In the 269th Judicial District Court of Harris County, Texas.

    16. Nita Moore, et al. v. Sterling Chemicals, Inc.; Cause No. 96-22420; In the 270th Judicial District Court of Harris County, Texas.

    17. Mattie Moses, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0458; In the 56th Judicial District Court of Galveston County, Texas.

    18. Prince Ella Green and James Green v. Sterling Chemicals, Inc.; Cause No. 96CV0454; In the 212th Judicial District Court of Galveston County, Texas.

    19. Jacqueline Lynch, et al. v. Sterling Chemicals, Inc.; Cause No. 43353; In the County Court at Law No. 2 of Galveston County, Texas.

    20. Gloria Cotton, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0446; In the 122nd Judicial District Court of Galveston County, Texas.

    21. Phyllis Joiner, et al. v. Sterling Chemicals, Inc.; Cause No. 56189; In the Justice of the Precinct No. 1, Galveston County, Texas.

    22. Timothy McClurkin, Sr. v. Sterling Chemicals, Inc.; Cause No. 96CV0451; In the 56th Judicial District Court of Galveston County, Texas.

    23. Allen E. Kitchens v. Sterling Chemicals, Inc., et al.; Cause No. 43,352; In the Galveston County Court, Galveston County, Texas.

    24. Patricia A. Glover v. Sterling Chemicals, Inc., Paul Saunders, Allen Bolen, et al.; Cause No. 96CV0459; In the 212th Judicial District Court of Galveston County, Texas.

    25. Wayne R. Lee v. Sterling Chemicals, Inc.; Cause No. 96CV0467; In the 10th Judicial District Court of Galveston County, Texas.

     The following ammonia lawsuits were settled after September 30, 1996:

    1. Feliciana Cantu, et al. v. Sterling Chemicals, Inc.; Cause No. 664459; In the County Civil Court at Law No. 4 of Harris County, Texas.

    2. Edwin Laday v. Sterling Chemicals, Inc.; Cause No. 96CV0430; In the 212th Judicial District Court of Galveston County, Texas.

NICKEL CARBONYL LAWSUITS:

     On July 30, 1997, as the Company's methanol unit at the Texas City Plant was being shut down for repair, nickel carbonyl was formed when carbon monoxide reacted with nickel catalyst in the unit's reformer. After isolating the nickel carbonyl within the methanol unit, the Company worked with the permission and guidance of the Texas Natural Resources Conservation Commission to destroy the nickel carbonyl by incineration on-site.

     Prior to its incineration, several Company employees and contractor employees may have been exposed to nickel carbonyl in the methanol unit. Nine contractor employees allegedly exposed to nickel carbonyl have filed a lawsuit (Kurt Bodenshot, et. al. v. Sterling Chemicals, Inc.; Cause No. 97CV0966; In the 212th Judicial District Court of Galveston County, Texas) against the Company seeking unspecified damages for personal injuries. The Company anticipates that additional claims and litigation against the Company asserting similar claims will ensue. The Company believes that its general liability insurance coverage is sufficient to cover all costs and expenses. No employees or other individuals outside the methanol unit were exposed to the nickel carbonyl.

OTHER LAWSUITS:

     The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for Holdings' common stock, par value $.01 per share ("Common Stock"), although the Common Stock is traded on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "STXX". Prior to the Merger, the Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol "STX". The following table sets forth the price range of the Common Stock during the fiscal years ended September 30, 1997 and September 30, 1996. The following table reflects high and low sales prices on the NYSE for the period through August 21, 1996 and high and low bid information as reported on the OTC Electronic Bulletin Board for the period of August 22, 1996 through September 30, 1997.

                            First          Second            Third           Fourth
                          Quarter          Quarter          Quarter          Quarter
                          -------          -------          -------          -------
1997 High                 $ 12 3/4         $ 12 1/2         $ 12 1/4         $ 13
     Low                  $ 11             $ 11             $ 11             $ 11 3/8


1996 High                 $  9 1/4         $ 13             $ 13 1/8         $ 12 1/2
     Low                  $  7 1/2         $  8             $ 11 1/8         $ 10 7/8


    As of December 8, 1997, there were approximately 350 record holders of Common Stock.

    Holdings has not paid dividends on the Common Stock in any of the last three fiscal years and does not anticipate paying dividends in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of Holdings and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions, and such other factors that the Board of Directors deems relevant. In addition, the payment of dividends on the Common Stock is restricted by the terms of the indenture governing the 13 1/2% Senior Secured Discount Notes Due 2008 ("13 1/2% Notes"), and indirectly restricted by the terms of the Chemicals Credit Facility and the indenture governing the 11 3/4% Senior Subordinated Notes Due 2006 ("11 3/4 Notes") and the 11 1/4% Senior Subordinated Notes Due 2007 ("11 1/4% Notes") which restrict the ability of Chemicals to transfer funds to Holdings.

ITEM 6. SELECTED FINANCIAL DATA OF THE COMPANY

The following table sets forth selected financial data with respect to the Company's consolidated financial condition and consolidated results of operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes in Item 8 of this Form 10-K.


                                                                  Year Ended September 30,
                                         ---------------------------------------------------------------------------
                                           1997(2)         1996(2)           1995            1994            1993
                                         -----------     -----------     -----------     -----------     -----------
OPERATING DATA:                                              (In Thousands Except Per Share Data)

   Revenues                              $   908,787     $   790,465     $ 1,030,198     $   700,840     $   518,821

   Gross profit                               95,639         111,426         271,618          93,924          40,919

   Net income (loss) attributable to
     common stockholders                     (28,965)         31,604         150,049          19,132          (5,420)

   Net cash provided by operating
     activities                               47,314          63,601         191,838          75,249          48,114

   Net cash used in investing
     activities                             (196,351)        (95,957)        (53,962)         (9,737)        (12,175)


   Net cash provided by (used in)
     financing activities                    151,610           7,190        (109,017)        (64,874)        (37,057)

   EBITDA(1)                                 107,318         121,200         281,480         108,600          52,477

PER SHARE DATA:

   Net income (loss) per common share          (2.58)           0.62            2.70            0.34           (0.10)

   Cash dividends                                 --              --              --              --            0.06

BALANCE SHEET DATA:

   Working capital                       $   120,104     $    76,933     $    74,620     $    20,809     $    30,952

   Total assets                              878,971         689,684         609,939         580,925         546,754

   Long-term debt (excluding current
    maturities)                              876,281         714,632         103,581         192,621         263,894

   Redeemable preferred stock                 15,793              --              --              --              --

   Stockholders' equity (deficiency
    in assets)                              (288,528)       (272,439)        239,318          89,734          70,336

     (1) EBITDA (Earnings before interest, taxes, depreciation, amortization, stock appreciation rights ("SARs"), and certain merger-related expenses) is presented to further enhance understanding of the Company's results of operations and cash flows. It is not intended as an alternative measure of performance to net income. With certain adjustments, EBITDA is the basis for payments to employees under the Company's profit sharing plans.

    (2) See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing.

SELECTED FINANCIAL DATA FOR CHEMICALS

     The following table sets forth selected financial data with respect to Chemical's consolidated financial condition and consolidated results of operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Chemical's Consolidated Financial Statements and related notes in Item 8 of this Form 10-K. All issued and outstanding shares of Chemicals are held by Holdings, and accordingly, per share data is not presented.


                                                                                        Period from
                                                     Year Ended               May 14, 1996 (Date of Inception)
                                                 September 30, 1997              to September 30, 1996 (1)
                                                 ------------------           --------------------------------
                                                                                   (Dollars in Thousands)
           OPERATING DATA:

             Revenues                                $ 908,787                          $  83,410

             Gross profit                               95,639                                363

             Net income (loss)                         (14,781)                               174

           BALANCE SHEET DATA:

             Working capital                         $ 125,743                          $  77,299

             Total assets                              881,231                            685,451

             Long-term debt (excluding
               current maturities)                     768,870                            619,875




           Stockholders' equity
             (deficiency in assets)                   (168,589)                          (184,302)


     (1) See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities, other than those related to merger activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Holdings is a holding company whose only material asset is Chemicals. Holdings' only material liability is its obligation to repay the 13 1/2% Notes issued in connection with the Merger and redeem the preferred stock issued in connection with the AFB Acquisition and the Saskatoon Acquisition. Chemicals and its subsidiaries own substantially all of the consolidated operating assets and are obligated for substantially all remaining liabilities of the Company. The Merger that occurred on August 21, 1996 and related financings were accounted for as a recapitalization, with no change in the basis of the assets and liabilities of Chemicals. Other than the additional interest expense associated with the 13 1/2% Notes, results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals, would not, in the opinion of the Company, provide any additional meaningful information.

     The primary markets in which the Company competes, especially styrene and acrylonitrile, are cyclical and are sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general worldwide economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in overcapacity and declining prices and profit margins. Large global capacity additions of styrene and acrylonitrile are projected to be completed during 1997 and 1998. In addition, recent events in the financial markets in various countries in the Far East may impact the demand growth for the Company's products, particularly styrene and acrylonitrile, which may have a negative impact on sales volumes, prices, and margins in fiscal 1998.

     Styrene prices have been cyclical and sensitive to overall supply relative to demand and the level of general business activity. During 1994 and the first half of 1995 the styrene industry ran at high utilization rates resulting from demand growth from worldwide economic expansion resulting in high styrene prices and margins. During the second half of 1995, styrene prices decreased significantly as demand growth weakened, prompting customers to begin utilizing their available inventories. Increased capacity additions, particularly in the Far East, resulted in lower styrene prices and margins in 1996 and 1997. Current global production capacity for styrene is estimated at over 40 billion pounds and the Company believes over 7 billion pounds of capacity will be added by competitors in 1997 and 1998. Average styrene sales prices declined by 41% from fiscal 1995 to 1996 and 2% from fiscal 1996 to fiscal 1997. The Company expects that prices for styrene will continue at current depressed levels until global demand for styrene increases sufficiently to absorb increased production capacity.

     The acrylonitrile market exhibits characteristics in capacity utilization, selling prices, and profit margins similar to those of styrene. Moreover, as a result of the Company's high percentage of export acrylonitrile sales, demand for the Company's acrylonitrile is most significantly influenced by export customers, particularly those that supply acrylic fiber to China. During 1995, strong demand for acrylic fiber and ABS resins, particularly in China, increased demand for acrylonitrile resulting in higher prices and margins. However, the Company believes that acrylonitrile demand began to weaken in late 1995 for the same reasons that caused the deterioration in the styrene market. Increased acrylonitrile capacity in the United States and the Far East resulted in lower acrylonitrile prices and margins in 1996 and 1997. Average acrylonitrile sales prices declined by 29% from fiscal 1995 to 1996 and 3% from fiscal 1996 to 1997. The Company believes that during 1997 and 1998, global industry capacity will increase by approximately 940 million pounds or 9%. As a result of the increased global industry capacity in 1997 and 1998, industry utilization rates and prices may decline.

    The Company primarily sells its petrochemical products pursuant to multi-year contracts and high volume spot transactions in both the domestic and export markets. This long-term, high volume focus allows the Company to maintain relatively low selling, general and administrative expenses relating to product marketing. Prices for the Company's commodity chemicals are determined by global market factors, including changes in the cost of raw materials, that are largely beyond the Company's control and, except with respect to certain of its multi-year contracts, the Company generally sells its products at prevailing market prices.

    During the past five years, the Company's results of operations have varied significantly from year to year primarily as a result of cyclical changes in the markets for its primary products. The Company has attempted to stabilize these fluctuations by manufacturing two primary product groups, petrochemicals and pulp chemicals, which have historically been subject to different market dynamics, including timing differences in their respective cyclical upturns and downturns. In addition, a goal of the Company is to pursue selected strategic acquisitions, such as the AFB Acquisition and the Saskatoon Acquisition, to further increase the diversity of the Company's product mix and reduce the Company's sensitivity to economic cycles. Despite the above-described diversification, however, prolonged or severe softness in the market for any of its principal products, particularly styrene and acrylonitrile, will adversely affect the Company. Although earnings from styrene and acrylonitrile are expected to be significantly impacted by the global petrochemical capacity increases in 1997 and 1998, this impact should be partially offset by the pulp chemical business which is expected to benefit from growing demand for generators and sodium chlorate and the approximately 50% increase in the Company's sodium chlorate capacity as a result of the recent completion of the Valdosta Plant and the Saskatoon Acquisition. There can be no assurance, however, that such favorable results in the pulp chemical business will be realized.

    In addition, the Company markets substantial volumes of petrochemicals (approximately 50%, 50% and 54% of total sales volumes in fiscal years 1997, 1996, and 1995, respectively) and generates substantial revenues (approximately 32%, 36%, and 30% of total revenues in fiscal years 1997, 1996, and 1995, respectively) under conversion agreements. Under these agreements, the customer furnishes raw materials that the Company processes in exchange for a fee designed to cover its fixed and variable costs of production. The conversion agreements allow the Company to maintain lower levels of working capital and, in some cases, to gain access to certain improvements in manufacturing process technology. The Company believes that its petrochemical conversion agreements help insulate the Company to some extent from the effects of declining markets and increases in raw material prices, while allowing it to share in the benefits of favorable market conditions for most of the products sold under these arrangements.


LIQUIDITY AND CAPITAL RESOURCES

    Debt Structure. As part of the 1996 Recapitalization, Chemicals entered into a Credit Agreement with Texas Commerce Bank National Association, as agent bank for a syndicate of lenders (the "Original Credit Agreement"). The Original Credit Agreement provided for facilities consisting of a six and one-half year revolving credit facility providing for up to $100 million (subject to a monthly borrowing base calculation) in revolving loans (the "Revolver"), a term loan facility consisting of a six and one-half year $200 million Tranche A term loan and an eight-year $150 million Tranche B term loan, and a four-year $6.5 million ESOP term loan (the "Original Term Loans").

     In connection with the AFB Acquisition, Chemicals entered into a new credit agreement with Texas Commerce Bank National Association, as agent bank for a syndicate of lenders (the "Fibers Credit Agreement"). The Fibers Credit Agreement provided for a term loan facility consisting of a $31 million Tranche A term loan due March 31, 2003 and a $50 million Tranche B term loan due September 30, 2004 (the "Fibers Term Loans").

    On July 10, 1997, Sterling Sask, an indirect wholly owned subsidiary of Holdings and Chemicals acquired substantially all of the assets of Saskatoon Chemicals, a subsidiary of Weyerhauser Canada Ltd. In connection with the Saskatoon Acquisition, Sterling Sask entered into a credit agreement (the "Saskatoon Credit Agreement") with The Chase Manhattan Bank of Canada, individually and as administrative agent for a syndicate of lenders. Funding under the Saskatoon Credit Agreement occurred July 10, 1997, upon consummation of the Saskatoon Acquisition. The Saskatoon Credit Agreement provides for a revolving credit facility of Cdn. $8.0 million (the "Saskatoon Revolving Loan"), a term loan facility consisting of a Cdn. $25.0 million Tranche A term loan due June 30, 2003, and a $36.4 million Tranche B term loan due June 30, 2005 (the "Saskatoon Term Loans").

    At the time of the Saskatoon Acquisition, the Company consolidated and combined the Original Credit Agreement and the Fibers Credit Agreement (as consolidated, the "Credit Agreement"), as well as the Original Term Loans and the Fibers Term Loans (as consolidated, the "Term Loans"). The Term Loans consist of a $76,500,000 Tranche A term loan due March 31, 2003, a $199,166,667 Tranche B term loan due September 30, 2004, and a $5,281,250 ESOP term loan due September 30, 2000. For more information concerning the Credit Agreement, see
Note 4 to Consolidated Financial Statements.

    On April 7, 1997, Chemicals completed the offering of the 11 1/4% Notes (the "11 1/4% Notes Offering"). The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4% Notes and all future senior subordinated indebtedness of Chemicals. For more information concerning the 11 1/4% Notes, see Note 4 to Consolidated Financial Statements.

    The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes, should it need to do so, will be affected by the covenants in its various debt agreements and by cash requirements for debt service. The Credit Agreement and the indentures governing the 13 1/2% Notes, 11 3/4% Notes, and 11 1/4% Notes (the "Indentures") contain numerous financial and operational covenants, including, without limitation, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness, as well as the obligation of the Company to maintain certain financial ratios. The 11 1/4% Notes Offering was permitted under the pre-existing Indentures as a Refinancing of Debt outstanding under the Credit Agreement. At the time of the AFB Acquisition, the Company negotiated an amendment to the Credit Agreement to permit the AFB Acquisition and to make certain financial covenants somewhat less restrictive. The Company further amended the Credit Agreement in connection with the 11 1/4% Notes Offering and the partial repayment of the Term Loans with the proceeds thereof further relaxing certain of the financial covenants therein, among other things. Such modifications did not, however, lessen the restrictions under the Indentures on the Company's ability to incur additional debt. Based on the Company's pro forma results of operations for the four quarters ended September 30, 1997, these restrictions currently operate to prevent the Company from incurring any additional debt other than debt incurred under the Revolver or pursuant to certain limited "baskets" and other exceptions. Under limited circumstances, the Company may, however, consummate additional acquisitions under the Credit Agreement and the Indentures (i) through the incurrence of debt in Unrestricted Subsidiaries (as defined in the Indentures and Credit Agreement) or (ii) if the pro forma effect of such acquisition has a sufficient positive impact on certain financial ratios. The Company generally will not have access to the cash flows of Unrestricted Subsidiaries, as in the case of
Sterling Sask.   The Credit Agreement also requires that certain amounts of
Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Term Loans. No such mandatory prepayment is required in fiscal 1998.

    The Company intends to meet its liquidity needs for operating activities and capital expenditures (other than acquisitions) through internally generated funds and, to the extent necessary, borrowings under the Revolver. In connection with the 11 1/4% Notes Offering on April 7, 1997, the total commitment under the Revolver was increased by $25 million to $125 million. As of September 30, 1997, the Company had drawn approximately $9.4 million and issued approximately $2.6 million in letters of credit under the Revolver, thereby decreasing the available commitments under the Revolver at such time to $113.0 million (compared to an available commitment thereunder as of September 30, 1996 of $100 million). Available credit under the Revolver for loans and letters of credit is subject to a monthly borrowing base. At September 30, 1997, the borrowing base did not limit such available credit. The Revolver
matures at March 31, 2003.   The Company believes that such sources of funds
will be sufficient to permit the Company to meet its liquidity needs during fiscal 1998.

    At September 30, 1997, the Company's long-term debt (excluding current maturities) was $876.3 million.

    The Company's ability to comply with the covenants and other terms of its various debt agreements, meet its debt service obligations, and repay principal when due will depend on the future performance of the Company. The future performance of the Company is subject to a number of uncertainties. See "Certain Known Events, Trends, Uncertainties and Risk Factors." The Company was in compliance with its financial covenants in effect as of September 30, 1997.

    The Credit Agreement and the Indentures contain provisions which restrict the payment of advances, loans and dividends from Chemicals to Holdings. The most restrictive of those covenants limits such payments during fiscal 1998 to approximately $2.0 million plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement. Such restriction is not expected to limit Holdings' ability to meet its obligations in fiscal 1998.

    Working Capital. Working capital at September 30, 1997 was $120 million, an increase of $43 million from September 30, 1996. This increase was the result of the following changes:

                            Current Assets                                  Current Liabilities
                            --------------                                  -------------------
                             (In Millions)                                     (In Millions)
               Cash and cash equivalents            $  2        Accounts payable                     $ (14)
               Inventories                            34        Accrued liabilities                    (24)
               Accounts receivable                    34        Current portion long-term debt           6
               Other                                   5
                                                    ----                                             -----
                                                    $ 75                                             $ (32)

    ( ) - Decrease in assets, increase in liabilities.

    Cash Flow. Net cash provided from operations was $47 million for fiscal 1997, a decrease of $16 million compared to fiscal 1996. This decrease primarily resulted from decreased earnings during fiscal 1997. Net cash flow used in investing activities was $196 million in fiscal 1997 compared to $96 million in fiscal 1996. The increase was primarily due to the AFB Acquisition and the Saskatoon Acquisition. Net cash flow provided by financing activities increased to $152 million in fiscal 1997 compared to $7 million in fiscal 1996 primarily due to proceeds from long-term debt associated with the AFB Acquisition and the Saskatoon Acquisition.

    Capital Expenditures.   Capital expenditures for fiscal 1997, 1996, and
1995 were $43 million, $96 million, and $54 million, respectively. The fiscal 1997 capital expenditures were primarily for additional construction costs related to the methanol unit and the Valdosta Plant, along with the distributive control system upgrade at the acrylonitrile unit. In addition, the Company incurred capital expenditures in 1997 for process modernization in styrene and acrylonitrile, and routine safety, environmental, and replacement capital in the Company's petrochemical, pulp chemical, and fibers businesses. The fiscal 1996 capital expenditures were primarily for the expansion of the acetic acid unit, construction of the methanol unit, and construction of the Valdosta Plant. The fiscal 1995 capital expenditures were primarily for plant instrumentation modernization and process improvements, the acetic acid expansion, construction of the methanol unit, and the new sodium chlorate plant. The acetic acid expansion was completed in June 1996, the methanol unit was completed in August 1996, and the Valdosta Plant came on stream in December 1996.

    Capital expenditures are expected to be approximately $30 to $40 million in fiscal 1998, with about $20 to $25 million dedicated to the petrochemical and fibers businesses and $10 to $15 million dedicated to the pulp chemical business. Capital expenditures will be primarily for process modernization of the styrene and acrylonitrile units and routine safety, environmental, and replacement capital.

    The Company's capital expenditures for environmentally-related prevention, containment, and process improvements were $3 million and $2 million for fiscal years 1997 and 1996, respectively. The Company does not anticipate a material increase in these types of expenditures during fiscal 1998. During both fiscal years, the Company did not incur any other infrequent or non-recurring material environmental expenditures which were required under existing environmental regulations. See "Certain Known Events, Trends, and Uncertainties - Environmental and Safety Matters."

    The Company routinely incurs expenses associated with hazardous substance management and pollution prevention in ongoing operations. These operating expenses include items such as depreciation on its waste treatment facilities, outside waste management, fuel, electricity, and salaries. The amounts of these operating expenses were approximately $50 million and $47 million for fiscal years 1997 and 1996, respectively. The Company does not anticipate a material increase in these types of expenses during fiscal 1998. The Company considers these types of environmental expenditures normal operating expenses and includes them in cost of goods sold.

    Acquisitions. Part of the Company's business strategy is to implement a focused acquisition strategy, targeting chemical businesses and assets which will strengthen the Company's existing market positions, provide upstream or downstream integration, or produce complementary chemical products. As previously discussed, the Company's ability to consummate acquisitions may be limited by restrictions in its debt agreements, results of operations, and industry conditions. The Company currently intends, if such acquisition opportunities arise, to seek any necessary approvals from its existing lenders and/or obtain necessary financing through the use of Unrestricted Subsidiaries or otherwise, to consummate such acquisitions, although there can be no assurance that it will be successful in obtaining such approvals or obtaining such financing.

    Foreign Exchange. The Company enters into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The Company does not engage in currency speculation. The forward foreign exchange contracts have varying maturities with none exceeding 18 months. The Company makes net settlements of United States dollars for Canadian dollars at rates agreed to at inception of the contracts. The Company had a notional amount of approximately $20 million and $30 million of forward foreign exchange contracts outstanding to buy Canadian dollars at September 30, 1997 and 1996, respectively. The deferred gain (loss) on these forward foreign exchange contracts at September 30, 1997 and 1996 was immaterial.


ACCOUNTING CHANGES

    The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which permits companies to either adopt this new standard and record expenses for stock options and other stock-based employee compensation plans based on their fair value at date of grant, or continue to apply its current accounting policy under Accounting Principles Board ("APB") Opinion No. 25 and increase its footnote disclosure. The Company will continue to apply APB Opinion No. 25, and has increased its footnote disclosure to include the pro forma impact on net income and earnings per share of the application of the fair value based method of accounting.

    The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the first quarter of fiscal 1997. SFAS No. 121 sets forth guidance on how to measure an impairment of long-lived assets and when to recognize such an impairment. The adoption of this Statement did not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

    SFAS No 128, "Earning Per Share" establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by APB No. 15 with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Statement also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Pro forma basic and diluted EPS for all historical periods presented, assuming that SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different from what has been presented using APB No.
15.  The Company will adopt SFAS No. 128 for fiscal 1998.

    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about segments in interim and annual financial statements. The Company is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of fiscal 1999.


CERTAIN KNOWN EVENTS, TRENDS, UNCERTAINTIES AND RISK FACTORS

    Raw Material Prices and Availability. For each of the Company's products, the cost of raw materials and utilities is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices is critical to the success of the Company's business. The only major raw materials for the Company's petrochemical and pulp chemical products which is produced by the Company is methanol, which is used in the
production of acetic acid.    The major raw materials used by the Company in
the production of its petrochemical products are all commodity chemicals and the price for each can fluctuate widely for a variety of reasons, including changes in the availability of these products because of major capacity additions or significant plant operating problems. Although no assurances can be given, the Company believes that it will continue to secure adequate supplies of all its raw materials at acceptable prices. The primary raw material for acrylic fibers is acrylonitrile, which is currently produced by the Company. However, as part of the AFB Acquisition, the Company assumed an existing acrylonitrile supply agreement, which expires February 28, 2002, pursuant to which Sterling Fibers will purchase all of the Santa Rosa Plant's requirements for acrylonitrile from Cytec. Upon the expiration of such supply contract, the Company may supply all of Sterling Fibers' acrylonitrile requirements from the Texas City Plant.

    Cyclical Markets for Products; Capacity Increases on Key Petrochemical Products. The prices of the Company's petrochemical and pulp chemical products have been cyclical and sensitive to overall supply relative to demand and the level of general business activity. Large global capacity additions of styrene and acrylonitrile are projected to be completed in 1997 and 1998. For styrene, approximately 7.2 billion pounds of new capacity is expected, and for acrylonitrile, approximately 940 million pounds of new capacity is expected. The Company believes that these announced global capacity additions in styrene and acrylonitrile will result in overcapacity for these markets in fiscal year 1998. The resulting impact on prices and margins negatively impacted the Company's results in fiscal 1997.

    Environmental and Safety Matters. The Company's operations involve the handling, production, transportation, and disposal of materials classified as hazardous or toxic and are subject to extensive federal, state, and local regulatory requirements relating to environmental affairs, waste management, health and safety, and chemical products. Operating permits are or may be required for the operation of some of the Company's operating units and chemical waste disposal operations, and these permits are subject to revocation, modification, and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to fines, injunctions, or both. Third parties may also have the right to sue to enforce compliance. The Company believes that its operations are in compliance in all material respects with applicable environmental laws. However, the operations of a chemical manufacturing facility entail some risk of environmental damage, and there can be no assurance that material costs or liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict requirements or environmental laws and enforcement policies, could bring into question the handling, manufacture, use, emission or on-site or off-site disposal of substances or chemicals by the Company. There can be no assurance that past or future operations will not result in exposure to injury or claims of injury by employees, vendors, contractors, or the public due to toxic or hazardous materials. In addition, a catastrophic event at the Company's facilities could result in liabilities to the Company substantially in excess of its insurance coverages.

    The Company's pulp chemical business is sensitive to potential environmental regulation. On November 14, 1997, the EPA enacted regulations that support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process (Pulp and Paper Cluster Rule). Certain environmental groups are encouraging passage of regulations which restrict the amount of AOX or chlorine derivatives in bleach plant effluent. This regulation will result in increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process which significantly reduces the amount of AOX and chlorine derivatives in bleach plant effluent. As long as there is not an outright ban on chlorine containing compounds, regulations restricting AOX or chlorine derivatives in bleach plant effluent should favor the use of chlorine dioxide, thus sodium chlorate. Any significant ban on all chlorine containing compounds could have a material adverse effect on the Company's financial condition and results of operations.

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

    Legal Proceedings. The information under "Legal Proceedings" in Note 7 to Consolidated Financial Statements herein is incorporated by reference.

    High Financial Leverage, Substantial Restrictions and Covenants. As a result of the 1996 Recapitalization, the AFB Acquisition, and the Saskatoon Acquisition, the Company had consolidated indebtedness of $882 million and deficiency in assets of $289 million at September 30, 1997. The Company's high degree of leverage could have important consequences, including the following:
(i) the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, and other purposes, if needed, may be restricted; (ii) a substantial portion of cash flow from operations will be dedicated to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) the degree of leverage may make the Company more vulnerable to a downturn in its businesses or the economy generally.

    The Company's debt instruments contain numerous financial and operating covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in certain mergers and acquisitions, and refinance existing indebtedness. These covenants may limit the Company's ability to pursue its acquisition strategy. In the event of a change of control and under certain other circumstances, Holdings will be required to offer to purchase all of its outstanding 13 1/2% Notes and Chemicals will be required to offer to purchase all of its outstanding 11 1/4% Notes and 11 3/4% Notes, in each case subject to certain conditions, at a price equal to 101% of the Accreted Value with respect to the 13 1/2% Notes, and 101% of the principal amount thereof, with respect to the 11 1/4% Notes and 11 3/4% Notes, plus accrued and unpaid interest, if any. The ability of the Company to comply with such covenants and other terms of its debt instruments and to satisfy its other debt obligations will depend on the future performance of the Company, which is subject to the risks and uncertainties discussed herein.

    The markets for many of the Company's products are cyclical and sensitive to the level of general business activity. See "Overview" and "Cyclical Markets for Products; Capacity Increases on Key Petrochemical Products." Weakness in the level of worldwide economic activity or in the market for one or more of the Company's major products could have a material adverse effect on the Company's ability to meet its debt service obligations and comply with the restrictions imposed by its debt instruments.

    Highly Competitive Industry. The industry in which the Company operates is highly competitive. Many of the Company's competitors, particularly in the petrochemical industry, are larger and have substantially greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity may reduce the Company's ability to maintain profit margins or its ability to preserve its market share, or both. Such developments could have a negative impact on the Company's ability to obtain higher profit margins, even during periods of increased demand for the Company's products. The competitiveness of Sterling Fibers with respect to its specialty textiles and technical fibers products (which are its higher margin products) is maintained, to a significant extent, through the exclusive ownership or use of certain product and manufacturing technology. If competitors of Sterling Fibers gain access to the use of similar technology, or render such technology obsolete through the introduction of superior technology, the financial condition of Sterling Fibers would be materially affected in an adverse manner.

    Dependence on Texas City Plant. All of the Company's petrochemicals, including all of its styrene and acrylonitrile, are produced at the Texas City Plant. Significant unscheduled downtime at the Texas City Plant due to equipment breakdowns, interruptions in the supply of raw materials, power failures, natural forces or any other cause, including the normal hazards associated with the production of petrochemicals, could have a material adverse effect on the Company. Although the Company maintains insurance, including business interruption insurance, that it considers to be adequate under the circumstances, there can be no assurance that a significant interruption in the operation of the Texas City Plant would not have a material adverse effect on the Company's financial condition and results of operations.

    Ability to Complete Acquisitions. A significant element of the Company's business strategy is to pursue strategic acquisitions that either expand or complement the Company's products. The financing for such acquisitions will likely affect the Company's capitalization. There can be no assurance that the Company will be able to identify and make acquisitions on terms favorable to it or that the Company will be able to obtain financing for such acquisitions on terms the Company finds acceptable. As of September 30, 1997, the restrictions contained in the Indentures currently operate to prevent the company from incurring any additional debt other than debt incurred under the Revolver or pursuant to certain limited "baskets", and other exceptions. Under limited circumstances the Company may, however, consummate additional acquisitions under the Credit Agreement and the Indentures (i) through the incurrence of debt in Unrestricted Subsidiaries or (ii) if the pro forma effect of such acquisition has a sufficient positive impact on certain financial ratios.

    Long-Term Contracts and Significant Customers. The Company sells substantial portions of its styrene and acrylonitrile production under long-term contracts, and sells all of its acetic acid and plasticizers production under long-term contracts with single customers. These contracts are intended to provide some stability if demand for or prices of these products decline significantly, but also limit the Company's ability to take full advantage of attractive market conditions during periods of higher prices for these products. During fiscal 1997, a significant portion of the Company's production from the Texas City Plant was dedicated to multi-year contracts with Solutia, Bayer, BP, and BASF. Under certain market conditions, the loss of one or more of these customers or a material reduction in the amount of product purchased by one or more of them could have a material adverse effect on the Company.

    Foreign Operations, Country Risks, and Exchange Rate Fluctuations. Approximately 18% of the Company's fiscal 1997 revenues were derived from its Canadian-based pulp chemical business and approximately 30% were derived from export sales. International operations and exports to foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, and risks of increases in duties, taxes, and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, earnings of foreign subsidiaries and intercompany payments are subject to foreign income tax rules that may reduce cash flow available to meet required debt service and other obligations of the Company.

    Since the Company derives most of its pulp chemical revenues from production and sales by subsidiaries within Canada, the Company has organized its subsidiary structure and its operations in part based on certain assumptions about various Canadian tax laws, currency exchange, and capital repatriation laws and other relevant laws. While the Company believes that such assumptions are correct, there can be no assurance that Canadian taxing or other authorities will reach the same conclusion. If such assumptions are incorrect, or if Canada were to change or modify such laws or the current interpretation thereof, the Company may suffer adverse tax and financial consequences.

   A portion of the Company's expenses and sales are denominated in Canadian dollars, and accordingly, the Company's revenues, cash flows, and earnings may be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar, which may also have adverse tax consequences.
In addition, because a portion of the Company's sales, cost of goods sold, and other expenses are denominated in Canadian dollars, the Company has a translation exposure to fluctuations in the Canadian dollar against the United States dollar. These currency fluctuations could have a material impact on the Company as increases in the value of the Canadian dollar have the effect of increasing the United States dollar equivalent of cost of goods sold and other expenses with respect to the Company's Canadian production facilities. The Company enters into forward foreign exchange contracts to hedge such exposure for periods consistent with its committed exposure, but does not engage in currency speculation.

RESULTS OF OPERATIONS

     The following table sets forth revenues, gross profit, and operating income for the Company's primary segments for the years ended September 30, 1997, 1996, and 1995.


                                                                          Year Ended September 30,
                                                                         --------------------------
                                                                           1997      1996      1995
                                                                         ------    ------    ------
                                                                           (Dollars in millions)
            REVENUES:
            Petrochemicals and Fibers . . . . . . . . . . . . . . . .    $  728    $  633    $  886
            Pulp Chemicals  . . . . . . . . . . . . . . . . . . . . .       181       157       144
                                                                         ------    ------    ------

                                                                         $  909    $  790    $1,030
                                                                         ======    ======    ======


            GROSS PROFIT:
            Petrochemicals and Fibers . . . . . . . . . . . . . . . .    $   33    $   53    $  225
            Pulp Chemicals  . . . . . . . . . . . . . . . . . . . . .        63        58        47
                                                                         ------    ------    ------

                                                                         $   96    $  111    $  272
                                                                         ======    ======    ======

            OPERATING INCOME:
            Petrochemicals and Fibers . . . . . . . . . . . . . . . .    $   11    $   31    $  212
            Pulp Chemicals  . . . . . . . . . . . . . . . . . . . . .        46        36        31
                                                                         ------    ------    ------

                                                                         $   57    $   67    $  243
                                                                         ======    ======    ======


COMPARISON OF FISCAL 1997 TO FISCAL 1996

     Revenues. Revenues for fiscal 1997 were $909 million compared to revenues of $790 million for fiscal 1996, an increase of 15%. The increase in revenues resulted primarily from eight months of operations from the newly acquired Sterling Fibers, three months of operations from the recent Saskatoon Acquisition, the startup of the new Valdosta Plant, and the new methanol unit.

Petrochemicals and Fibers

     For fiscal 1997, the Company's revenues from its petrochemical and fibers businesses increased to $728 million when compared to fiscal 1996 revenues of $633 million. The AFB Acquisition and the new methanol unit had a positive impact on revenues in fiscal 1997, partially offset by reduced styrene and acrylonitrile average sales prices and sales volumes.

   Styrene. Styrene revenues for fiscal 1997 decreased 4% due to average sales prices decreasing by approximately 2% primarily as a result of weaker market conditions, particularly in the export market. In addition, fiscal 1997 sales volumes decreased by approximately 5% as compared to fiscal 1996. The prices of styrene's major raw materials, benzene and ethylene, were substantially higher during fiscal 1997 compared to fiscal 1996. Benzene prices were approximately 10% higher while ethylene prices were approximately 18% higher. These price escalations contributed significantly to the decline in styrene margins as market conditions did not allow for sufficient styrene price increases to compensate for these rising costs.

     Acrylonitrile. Acrylonitrile revenues for fiscal 1997 decreased 9% as a result of a decline of approximately 6% in sales volumes and approximately 3% in average sales prices. The 6% reduction in volumes in fiscal 1997 were primarily due to a partial shutdown during the third quarter as a result of operating difficulties following the completion of a capital project. The prices of propylene and ammonia, which are the major raw materials used to make acrylonitrile, were approximately 14% and 13% higher, respectively, in fiscal 1997 than in fiscal 1996. The combination of lower average sales prices and higher raw materials costs resulted in lower acrylonitrile margins in fiscal 1997 as compared to fiscal 1996.

     Methanol.  Methanol revenues for fiscal 1997 were $68 million.   The
methanol unit construction was completed in August 1996 and, therefore, recorded minimal revenues in fiscal 1996. The methanol unit was negatively impacted during the fourth quarter of fiscal 1997 due to a shutdown resulting from operating problems.

     Fibers. Sterling Fibers recorded eight months of revenues of approximately $92 million since its acquisition in early fiscal 1997.

   Other Petrochemical Products. Revenues during fiscal 1997 from the Company's other petrochemical products (including acetic acid, plasticizers, TBA, and sodium cyanide) decreased approximately 23% when compared to fiscal 1996 revenues primarily due to a decline in acetic acid revenues resulting from a procedural change in the billings under the Company's production contract with BP and the recording of related revenues. Prior to the startup of the Company's methanol unit, the Company purchased the methanol used in the production of acetic acid. Under the BP contract, such purchases were ultimately re-billed to BP and included in acetic acid revenues. Methanol for acetic acid production is now supplied by the Company's methanol facility and is included in methanol revenues.

Pulp Chemicals

     Revenues from the Company's pulp chemical business for fiscal 1997 increased by approximately 15% to $181 million compared to fiscal 1996. The increase in revenues was primarily due to an increase in sales revenues from sodium chlorate of 17% compared to fiscal 1996, as a result of the startup of the Valdosta Plant in fiscal 1997, and the additional revenues of the recent Saskatoon Acquisition. Average sales prices for sodium chlorate declined 5% in fiscal 1997 compared to fiscal 1996. Revenues from the sale of generators and royalty income decreased 5% in fiscal 1997 compared to fiscal 1996. This 5% decrease was primarily due to reduced project work related to generators. Operating earnings for the pulp chemicals business were $46 million for fiscal 1997 compared to $36 million in fiscal 1996. The increase was primarily due to increased sales volumes of sodium chlorate.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for fiscal 1997 totaled $38 million, compared to $40 million in fiscal 1996. This decrease was related to $3.9 million in SAR expenses which were paid as a part of the Merger in fiscal 1996.

Income from Operations. Income from operations for fiscal 1997 was $57 million, consisting of $11 million from petrochemical and fibers operations and $46 million from pulp chemical operations. This amount represented a decrease of approximately 15% from fiscal 1996, primarily as a result of weakness in the markets for styrene and acrylonitrile discussed above, which resulted in significantly lower margins during fiscal 1997 as compared to fiscal 1996.
This weakness was partially offset by higher operating income from the pulp chemical business, the fibers operations acquired in fiscal 1997, and the new methanol facility. In addition, the Company incurred approximately $4 million in merger related expenses in fiscal 1996.

Interest and Debt Related Expenses. Interest and debt related expense for fiscal 1997 increased $76 million compared to fiscal 1996 primarily due to the additional debt incurred in the 1996 Recapitalization, the AFB Acquisition, and the Saskatoon Acquisition.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes for fiscal 1997 was $(7) million, with an effective tax rate of 23%, compared to $17 million, with an effective tax rate of 34% for fiscal 1996. The decrease in the provision was primarily the result of the Company's pre-tax loss of approximately $31 million for fiscal 1997 compared to pre-tax income of $50 million in fiscal 1996.

Extraordinary Item. The $3.9 million after-tax ($6.0 million pre-tax) extraordinary item in fiscal 1997 related to unamortized debt issue costs which were expensed in April 1997 as a result of the partial prepayment of the Term Loans. The extraordinary item in fiscal 1996 of $1.9 million after-tax ($3.0 million pre-tax) related to the loss on early extinguishment of debt resulting from the 1996 Recapitalization.

Net Income (Loss). Due to the factors described above, net loss for fiscal 1997 was $28 million compared to net income of $32 million for fiscal 1996.


COMPARISON OF FISCAL 1996 TO FISCAL 1995

Revenues. Revenues for fiscal 1996 were $790 million compared to revenues of $1.03 billion for fiscal 1995, a decrease of 23%. The decrease in revenues resulted primarily from lower average sales prices for styrene and acrylonitrile, and lower acrylonitrile and acetic acid sales volumes, which were partially offset by increased revenues in the pulp chemical business as a result of higher average sodium chlorate sales prices.

Petrochemicals

     For fiscal 1996, the Company's revenues from its petrochemical business decreased 29% to $633 million when compared to fiscal 1995, primarily as a result of decreases in styrene and acrylonitrile average sales prices and lower acrylonitrile and acetic acid sales volumes.

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

Pulp Chemicals

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

Interest and Debt Related Expenses. Interest expense for fiscal 1996 decreased $1 million compared to fiscal 1995 primarily due to lower outstanding debt for most of fiscal 1996. The Company's average interest rate per annum increased to 10% on September 30, 1996 from 7% on September 30, 1995, primarily due to the financing in August 1996 related to the 1996 Recapitalization.

Provision for Income Taxes. Provision for income taxes for fiscal 1996 was $17 million, with an effective tax rate of 34%, compared to $75 million, with an effective tax rate of 33% for fiscal 1995. The decrease in the provision was primarily the result of the significant decrease in the Company's pre-tax income to $50 million for fiscal 1996 from $228 million in fiscal 1995.

Extraordinary Item. The extraordinary item in fiscal 1996 of $1.9 million relates to the loss on early extinguishment of debt of $3.0 million (net of taxes of $1.1 million) resulting from the 1996 Recapitalization.

Net Income. Due to the factors described above, net income for fiscal 1996 was $32 million compared to $150 million for fiscal 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                       STERLING CHEMICALS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                           -------------------------------------------
                                                                                1997            1996            1995
                                                                           -----------     -----------     -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   908,787         790,465     $ 1,030,198

Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . .        813,148         679,039         758,580
                                                                           -----------     -----------     -----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           95,639         111,426         271,618

Selling, general and administrative expenses  . . . . . . . . . . . . .         38,170          40,305          28,856
Merger related expenses . . . . . . . . . . . . . . . . . . . . . . . .             --           3,633              --
Write-off of assets . . . . . . . . . . . . . . . . . . . . . . . . . .             --           3,706              --
Interest and debt related expenses, net of interest income  . . . . . .         88,901          13,380          14,604
                                                                           -----------     -----------     -----------
Income (loss) before taxes and extraordinary item . . . . . . . . . . .        (31,432)         50,402         228,158
Provision (benefit)  for income taxes . . . . . . . . . . . . . . . . .         (7,296)         16,898          75,005
                                                                           -----------     -----------     -----------
Income (loss) before extraordinary item . . . . . . . . . . . . . . . .        (24,136)         33,504         153,153
Extraordinary item, loss on early extinguishment of debt,
  net of tax (Note 4)  . . . . . . . . . . . . . . . . . . . . . . .             3,924           1,900           3,104
                                                                           -----------     -----------     -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .        (28,060)         31,604         150,049
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . .            905              --              --
                                                                           -----------     -----------     -----------
Net income (loss) attributable to common stockholders . . . . . . . . .    $   (28,965)    $    31,604     $   150,049
                                                                           ===========     ===========     ===========

Per share data:
Income (loss) before extraordinary item . . . . . . . . . . . . . . . .    $     (2.23)    $       .66     $      2.76
Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . .          (0.35)           (.04)           (.06)
                                                                           -----------     -----------     -----------
Net income (loss) per common share  . . . . . . . . . . . . . . . . . .    $     (2.58)    $       .62     $      2.70
                                                                           ===========     ===========     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                 SEPTEMBER 30,
                                                                                            -----------------------
                                                                                              1997           1996
                                                                                            ---------     ---------
ASSETS
Current assets:
    Cash and cash equivalents ..........................................................    $   7,958     $   5,609
    Accounts receivable ................................................................      167,248       133,399
    Inventories ........................................................................       87,870        53,720
    Prepaid expenses ...................................................................       10,956         9,076
    Deferred income tax benefit ........................................................       10,005         7,214
                                                                                            ---------     ---------
    Total current assets ...............................................................      284,037       209,018

Property, plant and equipment, net .....................................................      492,036       365,765
Other assets ...........................................................................      102,898       114,901
                                                                                            ---------     ---------
    Total assets .......................................................................    $ 878,971     $ 689,684
                                                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
    Accounts payable ...................................................................    $  80,658     $  66,562
    Accrued liabilities ................................................................       77,565        53,898
    Current portion of long-term debt ..................................................        5,710        11,625
                                                                                            ---------     ---------
    Total current liabilities ..........................................................      163,933       132,085

Long-term debt .........................................................................      876,281       714,632
Deferred income tax liability ..........................................................       36,038        46,933
Deferred credits and other liabilities .................................................       73,336        68,473
Common stock held by ESOP ..............................................................        7,688         6,500
Less:  unearned compensation ...........................................................       (5,570)       (6,500)
Redeemable preferred stock .............................................................       15,793            --
Commitments and contingencies (Note 7)
Stockholders' equity (deficiency in assets):
    Common stock, $.01 par value, 20,000,000 shares authorized, 11,942,000 shares issued and 11,714,000 outstanding at September 30, 1997; and 10,599,000 shares issued and
     outstanding at September 30, 1996 .................................................          120           106
    Additional paid-in capital .........................................................     (542,485)     (560,077)
    Retained earnings ..................................................................      277,691       306,656
    Pension adjustment .................................................................          (31)           --
    Accumulated translation adjustment .................................................      (21,093)      (19,124)
                                                                                            ---------     ---------

                                                                                             (285,798)     (272,439)
    Treasury stock, at cost, 228,000 shares at September 30, 1997 ......................       (2,730)           --
                                                                                            ---------     ---------
    Total stockholders' equity (deficiency in assets)  .................................     (288,528)     (272,439)
                                                                                            ---------     ---------
    Total liabilities and stockholders' equity (deficiency in assets) ..................    $ 878,971     $ 689,684
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

                       STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                             (AMOUNTS IN THOUSANDS)


                                         COMMON STOCK      ADDITIONAL                          ACCUMULATED
                                       ----------------     PAID-IN      RETAINED    PENSION   TRANSLATION    DEFERRED  TREASURY
                                       SHARES    AMOUNT     CAPITAL      EARNINGS  ADJUSTMENT   ADJUSTMENT COMPENSATION  STOCK
                                       ------    ------    ---------     --------  ----------   ---------- ------------ --------
Balance, September 30, 1994 .....      60,327    $  603    $  33,232      125,003    $  (950)     (17,322)   $  (68)   $ (50,764)

Net income ......................          --        --           --      150,049         --           --        --           --
Translation adjustment ..........          --        --           --           --         --           15        --           --
Treasury stock transactions .....          --        --           37           --         --           --        --          150
Amortization of deferred
  compensation ..................          --        --           --           --         --           --       (61)          --
Pension adjustment ..............          --        --           --           --       (606)          --        --           --
                                       ------    ------    ---------      -------    -------      -------    ------    ---------
Balance, September 30, 1995 .....      60,327       603       33,269      275,052     (1,556)     (17,307)     (129)     (50,614)

Net income ......................          --        --           --       31,604         --           --        --           --
Redemption of common stock ......     (50,690)     (507)    (616,892)          --         --           --        --           --
Common stock issued in
    the 1996 Recapitalization ...       5,349        54       64,084           --         --           --        --           --
Employee stock purchase .........         250         2        3,000           --         --           --        --           --
Stock warrants ..................          --        --        6,900           --         --           --        --           --
Translation adjustment ..........          --        --           --           --         --       (1,817)       --           --
Treasury stock transactions .....      (4,637)      (46)     (50,438)          --         --           --        --       50,614
Amortization of deferred
   compensation .................          --        --           --           --         --           --       129           --
Pension adjustment ..............          --        --           --           --      1,556           --        --           --
                                       ------    ------    ---------      -------    -------      -------    ------    ---------
Balance, September 30, 1996 .....      10,599       106     (560,077)     306,656         --      (19,124)       --           --

Net loss ........................          --        --           --      (28,060)        --           --        --           --
Common stock issued in
   connection with  AFB
   Acquisition, net .............         778         8        9,331           --         --           --        --           --
Preferred stock dividends .......          --        --           --         (905)        --           --        --           --
Translation adjustment ..........          --        --           --           --         --       (1,969)       --           --
Employee stock purchase .........         (44)       --         (531)          --         --           --        --           --
Treasury stock transactions .....        (228)       --           --           --         --           --        --       (2,730)
Common stock issued  in
   connection with  the
   Saskatoon Acquisition, net ...         609         6        6,379           --         --           --        --           --
Stock  warrants .................          --        --        2,413           --         --           --        --           --
Pension adjustment ..............          --        --           --           --        (31)          --        --           --
                                       ------    ------    ---------      -------    -------      -------    ------    ---------
Balance, September 30, 1997 .....      11,714    $  120    $(542,485)   $ 277,691    $   (31)   $ (21,093)   $   --    $  (2,730)
                                       ======    ======    =========    =========    =======    =========    ======    =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        Year Ended September 30,
                                                                              -----------------------------------------
                                                                                 1997            1996           1995
                                                                              -----------    -----------    -----------
Cash flows from operating activities:
    Cash received from customers ..........................................   $   935,886    $   874,253    $ 1,159,192
    Miscellaneous cash receipts ...........................................        21,833         17,758         14,007
    Cash paid to suppliers and employees ..................................      (853,134)      (804,414)      (893,324)
    Interest paid .........................................................       (60,747)        (9,492)       (14,811)
    Interest received .....................................................           360          1,114          2,540
    Income taxes received (paid) ..........................................         3,116        (15,618)       (75,766)
                                                                              -----------    -----------    -----------
Net cash provided by operating activities .................................        47,314         63,601        191,838
Cash flows from investing activities:
    Capital expenditures ..................................................       (43,428)       (95,957)       (53,962)
    Business acquisitions .................................................      (152,923)            --             --
                                                                              -----------    -----------    -----------
Net cash used in investing activities .....................................      (196,351)       (95,957)       (53,962)
Cash flows from financing activities:
    Proceeds from long-term debt ..........................................       375,260        800,350        217,000
    Repayment of long-term debt ...........................................      (236,104)      (196,285)      (322,282)
    Redemption of common stock ............................................            --       (616,160)            --
    Purchase of other equity interests ....................................            --        (14,587)            --
    Issuance of common stock, net .........................................        18,721         64,040             --
    Sale of warrants ......................................................         2,413          6,900             --
    Debt issuance costs ...................................................        (9,684)       (33,070)            --
    Other merger fees .....................................................            --         (3,709)            --
Issuance of preferred stock ...............................................         4,887             --             --
    Purchase of treasury stock ............................................        (3,256)            --             --
    Other .................................................................          (627)          (289)        (3,735)
                                                                              -----------    -----------    -----------
Net cash provided by (used in) financing activities .......................       151,610          7,190       (109,017)
Effect of  United States /Canadian exchange rate on cash ..................          (224)          (107)            10
                                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ......................         2,349        (25,273)        28,869

Cash and cash equivalents - beginning of year .............................         5,609         30,882          2,013
                                                                              -----------    -----------    -----------
Cash and cash equivalents - end of year ...................................   $     7,958    $     5,609    $    30,882
                                                                              ===========    ===========    ===========

Reconciliation of net income to cash provided by operating activities:
Net income (loss) .........................................................   $   (28,060)        31,604    $   150,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization .........................................        54,012         42,702         43,033
    Loss on disposal/write off of assets ..................................           241          3,706             --
    Extraordinary item ....................................................         3,924          1,900          3,104
    Deferred tax expense ..................................................         2,866          4,172          4,280
    Accrued compensation including SARs ...................................            --          8,984         (2,638)
    Merger related expenses ...............................................            --          3,633             --
    Discount notes amortization ...........................................        15,499          1,656             --
    Other .................................................................         2,087         (3,766)         1,058
Change in assets/liabilities:
    Accounts receivable ...................................................        (8,985)       (18,297)        22,540
    Inventories ...........................................................        (6,674)        14,147          1,921
    Prepaid expenses ......................................................        (7,767)        (5,173)        (1,183)
    Other assets ..........................................................        (1,754)        (8,900)        (4,075)
    Accounts payable ......................................................        (1,424)        (5,454)        (4,117)
    Accrued liabilities ...................................................        27,305         (7,018)       (21,447)
    Other liabilities .....................................................        (3,956)          (295)          (687)
                                                                              -----------    -----------    -----------
Net cash provided by operating activities .................................   $    47,314    $    63,601    $   191,838
                                                                              ===========    ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                                             MAY 14, 1996
                                                     YEAR ENDED           (DATE OF INCEPTION)
                                                 SEPTEMBER 30, 1997     TO SEPTEMBER 30, 1996 (1)
                                                 ------------------     -------------------------
Revenues ........................................   $ 908,787                  $  83,410
Cost of goods sold ..............................     813,148                     83,047
                                                    ---------                  ---------
Gross profit ....................................      95,639                        363

Selling, general and administrative expenses ....      37,475                      3,426
Interest and debt related expenses ..............      72,931                      1,615
Interest income from parent .....................      (1,692)                    (5,236)
                                                    ---------                  ---------

Income (loss) before taxes and
 extraordinary item ..............................    (13,075)                       558
Provision (benefit) for income taxes ............      (2,148)                       384
                                                    ---------                  ---------

Income (loss) before extraordinary item .........     (10,927)                       174

Extraordinary item, loss on early extinguishment
  of debt, net of tax (Note 4) ..................       3,924                         --
                                                    ---------                  ---------
Net income (loss) ...............................   $ (14,851)                 $     174
                                                    =========                  =========


    (1) See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities, other than those related to merger activities.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              SEPTEMBER 30,
                                                                                        ----------------------
                                                                                           1997         1996
                                                                                        ---------    ---------
ASSETS
Current assets:
    Cash and cash equivalents .......................................................   $   7,958    $   5,581
    Accounts receivable .............................................................     167,898      135,635
    Inventories .....................................................................      87,870       53,720
    Prepaid expenses ................................................................      10,031        9,076
    Deferred income tax benefit .....................................................      10,005        7,214
                                                                                        ---------    ---------
       Total current assets .........................................................     283,762      211,226

Property, plant and equipment, net ..................................................     492,036      365,765
Other assets ........................................................................      99,519      108,460
                                                                                        ---------    ---------
      Total assets ..................................................................   $ 875,317    $ 685,451
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
    Accounts payable ................................................................   $  80,658    $  66,562
    Accrued liabilities .............................................................      77,565       55,740
    Current portion of long-term debt ...............................................       5,710       11,625
                                                                                        ---------    ---------
    Total current liabilities .......................................................     163,933      133,927

Long-term debt ......................................................................     768,870      619,875
Deferred income tax liability .......................................................      42,646       47,478
Deferred credits and other liabilities ..............................................      73,337       68,473
Common stock held by ESOP ...........................................................       7,688        6,500
Less: unearned compensation .........................................................      (5,570)      (6,500)
Commitments and contingencies
Stockholders' equity (deficiency in assets):
    Common stock, $.01 par value ....................................................          --           --
    Additional paid-in capital ......................................................    (139,786)    (165,352)
    Retained earnings ...............................................................     (14,677)         174
    Pension adjustment ..............................................................         (31)          --
    Accumulated translation adjustment ..............................................     (21,093)     (19,124)
                                                                                        ---------    ---------
    Total stockholders' equity (deficiency in assets)  ..............................    (175,587)    (184,302)
                                                                                        ---------    ---------

       Total liabilities and stockholders' equity (deficiency in assets)  ...........   $ 875,317    $ 685,451
                                                                                        =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                             (DOLLARS IN THOUSANDS)

                                    COMMON STOCK        ADDITIONAL                                 ACCUMULATED
                               ----------------------     PAID-IN       RETAINED      PENSION     TRANSLATION
                                 SHARES       AMOUNT      CAPITAL       EARNINGS    ADJUSTMENT     ADJUSTMENT
                               ---------    ---------    ---------     ---------     ---------     ---------
Balance, May 14, 1996  .....          --    $      --    $      --     $      --     $      --     $      --
Common stock issued .......            1           --            1            --            --            --
Capital transfer, net .....           --           --     (165,353)           --        (1,556)      (20,194)
Net income ................           --           --           --           174            --            --
Pension adjustment ........           --           --           --            --         1,556            --
Translation adjustment ....           --           --           --            --            --         1,070
                               ---------    ---------    ---------     ---------     ---------     ---------
Balance, September 30, 1996            1    $      --     (165,352)    $     174     $      --       (19,124)



Contribution from parent ..           --           --       27,684            --            --            --
Net loss ..................           --           --           --       (14,851)           --            --
Pension adjustment ........           --           --           --            --           (31)           --
Earned ESOP Shares ........           --           --       (2,118)           --            --            --
Translation adjustment ....           --           --           --            --            --        (1,969)
                               ---------    ---------    ---------     ---------     ---------     ---------
Balance, September 30, 1997            1    $      --    $(139,786)    $ (14,677)    $     (31)    $ (21,093)
                               =========    =========    =========     =========     =========     =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                               MAY 14, 1996
                                                                         YEAR ENDED         (DATE OF INCEPTION)
                                                                     SEPTEMBER 30, 1997   TO SEPTEMBER 30, 1996(1)
                                                                     ------------------   ------------------------
Cash flows from operating activities:
    Cash received from customers ......................................    $ 935,886            $ 102,900
    Miscellaneous cash receipts .......................................       21,970                1,749
    Cash paid to suppliers and employees ..............................     (853,996)             (92,800)
    Interest paid .....................................................      (60,747)              (3,129)
    Interest received .................................................          345                  474
    Income taxes received (paid) ......................................        3,116               (4,950)
                                                                           ---------            ---------
Net cash provided by operating activities .............................       46,574                4,244
Cash flows from investing activities:
    Capital expenditures ..............................................      (43,428)              (6,398)
    Business acquisitions .............................................     (152,923)                  --
                                                                           ---------            ---------
Net cash used in investing activities .................................     (196,351)              (6,398)
Cash flows from financing activities:
    Proceeds from long-term debt ......................................      375,260              637,900
    Repayment of long-term debt .......................................     (236,104)              (6,400)
    Debt issuance costs ...............................................       (9,684)             (27,939)
    Intercompany financing ............................................        3,000                   --
    Distribution to parent ............................................           --             (609,961)
    Contribution from parent ..........................................       22,286               14,165
    Other .............................................................       (2,380)                  --
                                                                           ---------            ---------
Net cash provided by financing activities .............................      152,378                7,765
Effect of United States /Canadian exchange rate on cash ...............         (224)                 (30)
                                                                           ---------            ---------
Net increase in cash and cash equivalents .............................        2,377                5,581
Cash and cash equivalents - beginning of period .......................        5,581                   --
                                                                           ---------            ---------
Cash and cash equivalents - end of year ...............................    $   7,958            $   5,581
                                                                           =========            =========

Reconciliation of Net Income to
Cash Provided by Operating Activities
Net income (loss) .....................................................    $ (14,851)           $     174
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization .....................................       53,680                4,801
    Deferred tax expense ..............................................        7,847                1,457
    Extraordinary item ................................................        3,924                   --
    Other .............................................................        2,173                 (511)
Change in assets/liabilities:
    Accounts receivable ...............................................      (13,510)                 164
    Inventories .......................................................       (6,674)                (468)
    Prepaid expenses ..................................................       (5,733)              (2,428)
    Other assets ......................................................       (2,271)                 784
    Accounts payable ..................................................       (1,288)               7,025
    Accrued liabilities ...............................................       27,218               (4,460)
    Other liabilities .................................................       (3,941)              (2,294)
                                                                           ---------            ---------
Net cash provided by operating activities .............................    $  46,574            $   4,244
                                                                           =========            =========

    (1) See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities, other than those related to merger activities.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MERGER ACTIVITIES

    Sterling Chemicals, Inc. (prior to the Merger, "Sterling") and STX Acquisition Corp. ("STX Acquisition"), a Delaware corporation formed in April 1996 by an investor group led by The Sterling Group, Inc. ("TSG") and The Unicorn Group L.L.C. ("Unicorn"), entered into an Amended and Restated Agreement and Plan of Merger dated April 24, 1996 (the "Merger Agreement"). On August 20, 1996, the Merger Agreement was approved by a majority of the shares outstanding, and on August 21, 1996, STX Acquisition merged with and into Sterling, changing its name to Sterling Chemicals Holdings, Inc. ("Holdings"), and continuing as the surviving corporation (the "Merger"). In connection with the Merger, Holdings transferred all of its operating assets and liabilities excluding its 13 1/2% Senior Discount Notes due 2008 (the "13 1/2% Notes") to a wholly owned subsidiary, STX Chemicals Corp., which at the time of the Merger, changed its name to Sterling Chemicals, Inc. (after the Merger, "Chemicals"). Holdings has no direct subsidiaries other than Chemicals. As used in these notes, the term "Company" refers to Sterling and its subsidiaries prior to the consummation of the Merger and, following the Merger, to Holdings and its subsidiaries, including Chemicals.

    Each share of the Company's common stock outstanding immediately prior to the Merger was converted (at the election of the holder thereof) into either $12.00 cash or the right to retain such shares ("Rollover Shares"), with the aggregate number of Rollover Shares limited to 5.0 million. As a result of the Merger, on August 21, 1996, the former STX Acquisition stockholders held approximately 5.3 million shares (49%), stockholders with Rollover Shares held approximately 5.0 million shares (46%), and the Company's newly formed Employee Stock Option Plan (the "ESOP") held approximately 542,000 shares (5%) of the outstanding common shares of Holdings' common stock, par value $0.01 per share ("Holdings Common Stock").

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Company manufactures seven commodity petrochemicals at its Texas City, Texas plant (the "Texas City Plant"). Additionally, the Company manufactures chemicals for use primarily in the pulp and paper industry at five plants in Canada and one in Valdosta, Georgia, and manufactures acrylic fibers in a plant near Pensacola, Florida (the "Santa Rosa Plant"). At its Texas City Plant, the Company produces styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine ("TBA"), and sodium cyanide. The Company generally sells its petrochemical products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. The Company produces regular textiles, specialty textiles, and technical fibers at the Santa Rosa Plant, as well as licensing the acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at the five plants in Canada and in Valdosta, Georgia. Sodium chlorite is produced at one of the Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of the Canadian locations. The company licenses, engineers, and overseas construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemical business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

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

INVENTORIES

    Inventories are stated at the lower of cost or market; cost is determined on the first-in, first-out basis except for stores and supplies, which are valued at average cost.

    The Company enters into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by the Company are included in inventory.

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of the equipment are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years with the predominant life of the plant and equipment being 15 years. The Company capitalizes interest costs which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for the fiscal years 1997, 1996, and 1995 was $3.8 million, $4.1 million and $1.0 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    Impairment tests of long lived assets are made when conditions indicate their carrying cost may not be recoverable. Such impairment tests are based on a comparison of future cash flows (undiscounted) to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value.

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

REVENUE RECOGNITION

    The Company generates revenues through sales in the open market, raw material conversion agreements, and long-term supply contracts. In addition, the Company has entered into shared profit arrangements with respect to certain petrochemical products. The Company recognizes revenue from sales in the open market, raw material conversion agreements, and long-term supply contracts as the products are shipped. Revenues from shared profit arrangements are estimated and accrued monthly. Deferred credits are amortized over the life of the contract which gave rise to them. The Company also generates revenues from the construction and sale of chlorine dioxide generators which are recognized using the percentage of completion method. The Company also receives prepaid royalties which are recognized over a period which is typically ten years. In addition, the Company generates revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized as earned.

FOREIGN EXCHANGE

    Assets and liabilities denominated in Canadian dollars are translated into United States dollars at year-end exchange rates and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reported as a separate component of stockholders' equity, while transaction gains and losses are included in operations when incurred.

    The Company's Canadian subsidiaries enter into forward foreign exchange contracts to minimize the short-term impact of Canadian dollar fluctuations on certain of its Canadian dollar denominated commitments. Gains or losses on these contracts are deferred and are included in operations in the same period in which the related transactions are settled.

EARNINGS PER SHARE

    Income (loss) per share for fiscal years 1997, 1996, and 1995 has been computed using a weighted average shares outstanding of 11,237,000, 50,700,000, and 55,674,000, respectively. The weighted average shares outstanding used in the computation of earnings (loss) per share are net of 490,000, 542,000, and zero shares held by the ESOP that are not allocated to the employees as of September 30, 1997, 1996, and 1995, respectively. Primary earnings (loss) per share were computed using the average number of shares of common stock and dilutive warrants in fiscal 1996 and using average number of shares of common stock outstanding for fiscal 1997 and 1995. Additionally, the effect of options and warrants were anti-dilutive for fiscal 1997.

ENVIRONMENTAL COSTS

    Environmental costs are expensed unless the expenditures extend the economic useful life of the assets. Costs that extend the economic life of the assets are capitalized and depreciated over the remaining life of such assets. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

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

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include environmental reserves, litigation contingencies, maintenance costs related to shut downs, taxes, and revenues. Actual results could differ from these estimates.

RECLASSIFICATION

    Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income (loss) or stockholders' equity.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

                                                                                            SEPTEMBER 30,
                                                                                      -----------------------
                                                                                         1997         1996
                                                                                      ---------     ---------
                                                                                       (Dollars in Thousands)
Inventories:
    Finished products ............................................................    $  47,572     $  31,868
    Raw materials ................................................................       17,800         9,499
                                                                                      ---------     ---------
Inventories at FIFO cost .........................................................       65,372        41,367
                                                                                      ---------     ---------
    Inventories under exchange agreements ........................................        2,179           722
    Stores and supplies ..........................................................       20,319        11,631
                                                                                      ---------     ---------
                                                                                      $  87,870     $  53,720
                                                                                      =========     =========
Property, plant and equipment:
    Land .........................................................................    $  12,766     $  11,720
    Buildings ....................................................................       51,032        27,448
    Plant and equipment ..........................................................      634,772       468,647
    Construction in progress .....................................................       43,856        85,490
    Less:  accumulated depreciation ..............................................     (250,390)     (227,540)
                                                                                      ---------     ---------
                                                                                      $ 492,036     $ 365,765
                                                                                      =========     =========
Other assets:
    Patents and technology, net ..................................................    $  32,918     $  34,902
    Debt issue costs .............................................................       32,472        34,025
    Other ........................................................................       37,508        45,974
                                                                                      ---------     ---------
                                                                                      $ 102,898     $ 114,901
                                                                                      =========     =========
Accrued liabilities:,
    Repairs ......................................................................    $  19,205     $  11,417
    Interest .....................................................................       14,661         3,869
    Property taxes ...............................................................        8,255         6,772
    Other ........................................................................       35,444        31,840
                                                                                      ---------     ---------
                                                                                      $  77,565     $  53,898
                                                                                      =========     =========
Deferred credits and other liabilities:
    Deferred revenue .............................................................    $  19,963     $  17,720
    Accrued postretirement benefits ..............................................       36,448        27,143
    Other ........................................................................       16,925        23,610
                                                                                      ---------     ---------
                                                                                      $  73,336     $  68,473
                                                                                      =========     =========

4. LONG-TERM DEBT:

    Long-term debt consisted of the following:

                                                                                            SEPTEMBER 30,
                                                                                       -----------------------
                                                                                          1997          1996
                                                                                       ---------     ---------
                                                                                        (Dollars in Thousands)
Revolving credit facilities .......................................................    $   9,400     $      --
Term loans ........................................................................      275,334       350,000
Saskatoon term loans ..............................................................       53,822            --
ESOP term loan ....................................................................        4,875         6,500
11 1/4% notes .....................................................................      153,148            --
11 3/4% notes .....................................................................      275,000       275,000
13 1/2% notes .....................................................................      110,412        94,757
                                                                                       ---------     ---------
    Total debt outstanding ........................................................      881,991       726,257
                                                                                       =========     =========
Less:
    Current maturities ............................................................       (5,710)      (11,625)
                                                                                       ---------     ---------
Total long-term debt ..............................................................    $ 876,281     $ 714,632
                                                                                       =========     =========


TERM LOANS, REVOLVER AND ESOP LOANS

    As part of the 1996 Recapitalization, Chemicals entered into the Original Credit Agreement with Texas Commerce Bank National Association, as agent bank for a syndicate of lenders. Funding under the Original Credit Agreement occurred August 21, 1996, upon the consummation of the Merger. The Original Credit Agreement provided for facilities consisting of a six and one-half year revolving credit facility providing for up to $100 million (subject to a monthly borrowing base calculation) in revolving loans (the "Revolver"), a term loan facility consisting of a six and one-half year $200 million Tranche A term loan and an eight-year $150 million Tranche B term loan (the "Original Term Loans"), and a four-year $6.5 million ESOP Term Loan (the "ESOP Loan").

    On January 31, 1997, the Company acquired (the "AFB Acquisition") the acrylic fibers business (the "AFB") of Cytec Industries Inc. ("Cytec") (see
Note 8). In connection with the AFB Acquisition, Chemicals entered into a credit agreement (the "Fibers Credit Agreement") with Texas Commerce Bank National Association, as agent bank for a syndicate of lenders. Funding under the Fibers Credit Agreement occurred January 31, 1997, upon consummation of the AFB Acquisition. The Fibers Credit Agreement provided for a term loan facility consisting of a $31 million Tranche A term loan due June 30, 2003, and a $50 million Tranche B term loan due September 30, 2004 (the "Fibers Term Loans").

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

    The proceeds of the 11 1/4% Notes Offering were used to prepay outstanding indebtedness under the Term Loans. In connection with such prepayments, Chemicals and the requisite lenders under the Original Credit Agreement and the Fibers Credit Agreement effected amendments to such agreements ("the Amendments"). Among other things, the Amendments: (i) permitted and provided for the issuance of the 11 1/4% Notes, (ii) adjusted the method of the application of voluntary prepayments to allow the proceeds of the 11 1/4% Notes Offering to be applied in a manner that significantly reduced required principal payments, particularly over the next three years, (iii) amended certain financial covenants to make them somewhat less restrictive, (iv) increased the commitment under the Revolver by $25 million to $125 million, and
(v) included a new financial covenant with respect to the maintenance of a specified Senior Debt Leverage Ratio (as defined in the Amendments). Unamortized debt issue costs related to the Term Loans of approximately $6.0 million pre-tax, $3.9 million after-tax, were expensed in April 1997, and recorded as an extraordinary loss from early extinguishment of debt.

    In connection with the acquisition of substantially all of the assets of Saskatoon Chemicals Ltd., a subsidiary of Weyerhauser Canada Ltd., the Company consolidated and combined the Original Credit Agreement and the Fibers Credit Agreement (as consolidated, the "Credit Agreement"), as well as the Original Term Loans and the Fibers Term Loans (as consolidated, the "Term Loans").

    The Term Loans, the ESOP Loan, and the Revolver borrowings bear interest, at Chemicals' option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin ranging from 0% to 3% depending upon the Company's Leverage Ratio (as defined in the Credit Agreement). The "Base Rate" is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1% (as such terms are defined in the Credit Agreement). The Credit Agreement also requires Chemicals to pay a commitment fee in the amounts of 3/8% or 2% of the unused commitment under the Revolver depending on the Company's Leverage Ratio.

    The Credit Agreement requires the principal amount of the Term Loans to be amortized in quarterly installments of $333,333 beginning with the fiscal quarter ending September 30, 1997, increasing in March 2000. The ESOP Loan will be amortized in 12 equal quarterly installments of $406,250, with the last payment in September 2000.

    Chemicals' obligations under the Credit Agreement are secured by a first priority lien on the capital stock of Chemicals' domestic subsidiaries, 65% of the capital stock of its foreign subsidiaries and substantially all of the domestic assets of Chemicals and its subsidiaries, including without limitation, accounts receivable, inventory, intangibles and fixed assets, and assignments of certain material leases, licenses, and contracts. In addition, the Credit Agreement is secured by a pledge by Holdings of all of the capital stock of Chemicals.

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

    On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd. ("Saskatoon Chemicals"), a subsidiary of Weyerhauser Canada Ltd. (the "Saskatoon Acquisition"). In connection with the Saskatoon Acquisition, Sterling Sask entered into a credit agreement (the "Saskatoon Credit Agreement") with The Chase Manhattan Bank of Canada individually and as administrative agent. Funding under the Saskatoon Credit Agreement occurred July 10, 1997, upon consummation of the Saskatoon Acquisition. The Saskatoon Credit Agreement provides for a revolving credit facility of Cdn. $8.0 million (the "Saskatoon Revolving Loan"), and a term loan facility consisting of Cdn. $25.0 million Tranche A term loan due June 30, 2003, and $36.4 million Tranche B term loan due June 30, 2005 (the "Saskatoon Term Loans"). Advances under the Saskatoon Revolving Loan are subject to a borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At September 30, 1997, the borrowing base did not limit such available credit and there were no borrowings outstanding under the Saskatoon Revolving Loan. Sterling Sasks' obligations under the Saskatoon Credit Agreement are secured by substantially all assets of Sterling Sask. The Saskatoon Credit Agreement requires Sterling Sask to satisfy certain financial covenants and tests.

    At September 30, 1997, Chemicals had indebtedness of $275.3 million under the Term Loans, $53.8 million under the Saskatoon Term Loans, and $4.9 million under the ESOP Loan. Additionally, as of September 30, 1997, the Company had drawn approximately $9.4 million and issued $2.6 million in letters of credit under the Revolver, thereby reducing the available commitment to $113.0 million. Advances under the Revolver are subject to a borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an
inventory cap of 50% of the borrowing base.   At September 30, 1997, the
borrowing base did not limit such available credit.


DISCOUNT NOTES AND SUBORDINATED NOTES

    As part of the Merger financing, Chemicals also issued the 11 3/4% Notes and Holdings issued $191.8 million ($100 million initial proceeds) representing 191,751 Units, with each Unit consisting of one 13 1/2% senior subordinated discount note due 2008 (the "13 1/2% Notes") and one warrant to purchase three shares of Holdings Common Stock for $.01 per share.

    The 11 3/4% Notes bear interest at the annual rate of 11 3/4%, payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997. The 13 1/2% Notes will accrete interest until August 15, 2001, with no interest payable in cash until February 15, 2002, at an annual rate of 13 1/2%. Commencing in 2002, interest will be payable semi-annually on February 15 and August 15 of each year until maturity.

    The 11 3/4% Notes may not be redeemed by Chemicals prior to August 15, 2001, and from thereon through August 15, 2004, the 11 3/4% Notes may be redeemed at a premium varying between 105.875% and 101.958%. Subsequent to August 15, 2004, Chemicals may redeem the 11 3/4% Notes at their face value plus accrued interest. Prior to August 15, 1999, Chemicals may redeem in the aggregate up to 35% of the original principal amount of the 11 3/4% Notes with the proceeds of one or more public equity offerings, as defined. Such redemptions may be made at a redemption price of 111.75% of the face value plus accrued interest to the redemption date. After such redemption, at least $178.8 million aggregate principal amount of the 11 3/4% Notes must remain outstanding.

    The 13 1/2% Notes may not be redeemed by Holdings prior to August 15, 2001, and from thereon through August 15, 2006, the 13 1/2% Notes may be redeemed at a premium varying between 106.75% and 101.35%. Subsequent to August 15, 2006, the Company may redeem the 13 1/2% Notes at their Accreted Value (as defined in the indenture) plus accrued interest. Prior to August 15, 1999, Holdings may redeem in the aggregate up to 35% of the Accreted Value of the 13 1/2% Notes with the proceeds of one or more public equity offerings, as defined. Such redemptions may be made at a redemption price of 113.5% of the face value plus accrued interest to the redemption date. After such redemption, at least $124.6 million aggregate principal amount of the 13 1/2% Notes must remain outstanding.

    On April 7, 1997, Chemicals completed the 11 1/4% Notes Offering of $150,000,000 of 11 1/4% Senior Subordinated Notes Due 2007 (the "11 1/4% Notes"). The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4% Notes and all future senior subordinated indebtedness. On July 7, 1997, Chemicals completed a registered exchange offer, pursuant to which all of the 11 1/4% Notes were exchanged for publicly registered 11 1/4% Notes with substantially similar terms.

    The 11 1/4% Notes bear interest at the annual rate of 11 1/4%, payable semi-annually on April 1 and October 1 of each year commencing October 1, 1997. The 11 1/4% Notes may not be redeemed by Chemicals prior to April 1, 2002, and from thereon through April 1, 2004, the 11 1/4% Notes may be redeemed at a premium varying between 105.625% and 101.875%. Subsequent to April 1, 2005, Chemicals may redeem the 11 1/4% Notes at their face value plus accrued interest. Prior to April 1, 2000, Chemicals may redeem in the aggregate up to 35% of the original principal amount of the 11 1/4% Notes with the proceeds of one or more public equity offerings, as defined. Such redemptions may be made at a redemption price of 111.25% of the face value plus accrued interest to the redemption date. After such redemption, at least $97.5 million aggregate principal amount of the 11 1/4% Notes must remain outstanding.

    The indentures governing the 11 1/4% Notes, 11 3/4% Notes, and 13 1/2% Notes (the "Indentures") contain numerous financial and operating covenants, including, but not limited to, restrictions on Chemicals' or Holdings' ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. In addition, the Indentures include various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder.

    The Credit Agreement and the indenture for the 11 1/4% Notes and the 11 3/4% Notes contain provisions which restrict the payment of advances, loans, and dividends from Chemicals to Holdings. The most restrictive of the covenants limits such payments during fiscal 1998 to approximately $2.0 million, plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement.


DEBT MATURITIES

    The estimated remaining principal payments on the outstanding Term Loans, Saskatoon Term Loans, Revolver, and ESOP Loan are as follows:

           Year ending                                                                Principal
           September 30,                                                              Payments
           -------------                                                             ----------
                                                                                (Dollars in Thousands)
               1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  5,710
               1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,710
               2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,371
               2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26,831
               2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34,845
               Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    254,964
                                                                                      --------
               Total Term Loans, Saskatoon Term Loans, Revolver and ESOP Loan . . .   $343,431
                                                                                      ========

5. INCOME TAXES

    A reconciliation of federal statutory income taxes to the Company's effective tax provision (benefit) before extraordinary item follows:

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                         ----------------------------------
                                                                           1997         1996         1995
                                                                         --------     --------     --------
                                                                               (Dollars in Thousands)
Provision for federal income tax at the statutory rate ..............    $(11,001)    $ 17,641     $ 79,855
Foreign sales corporation ...........................................          --         (700)      (7,991)
State and foreign income taxes ......................................       3,782        1,529        2,862
Other ...............................................................         (77)      (1,572)         279
                                                                         --------     --------     --------
Effective tax provision (benefit) ...................................    $ (7,296)    $ 16,898     $ 75,005
                                                                         ========     ========     ========

The provision (benefit) for income taxes is composed of the following:

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                         ----------------------------------
                                                                           1997         1996         1995
                                                                         --------     --------     --------
                                                                               (Dollars in Thousands)
From operations:
    Current federal .................................................    $ (6,131)    $ 12,084     $ 67,393
    Deferred federal ................................................      (9,211)      (3,249)       1,075
    Deferred foreign ................................................       6,104        7,421        3,489
    Current state ...................................................       1,942          642        2,947
    Deferred state ..................................................          --           --          101
                                                                         --------     --------     --------
Total tax provision (benefit) .......................................    $ (7,296)    $ 16,898     $ 75,005
                                                                         ========     ========     ========


    The components of the Company's deferred income tax assets and liabilities are summarized below:

                                                                                              SEPTEMBER 30,
                                                                                           ------------------
                                                                                              1997      1996
                                                                                           -------    -------
                                                                                         (Dollars in Thousands)
Deferred tax assets:
Accrued liabilities ...................................................................    $18,225    $10,348

Accrued postretirement cost ...........................................................     12,350      9,544
Tax loss and credit carryforward and other ............................................     13,889      5,817
                                                                                           -------    -------
Total deferred tax assets .............................................................     44,464     25,709
                                                                                           -------    -------

Less:  current deferred income tax assets .............................................     10,005      7,214
                                                                                           -------    -------
Noncurrent deferred tax assets ........................................................    $34,459    $18,495
                                                                                           =======    =======

Deferred tax liabilities:
Property, plant and equipment .........................................................    $67,996    $61,304
Accrued pension cost ..................................................................      1,665      2,525
Other .................................................................................        836      1,599
                                                                                           -------    -------
Total deferred tax liabilities ........................................................     70,497     65,428
                                                                                           -------    -------
Net deferred tax liability ............................................................    $36,038    $46,933
                                                                                           =======    =======

    In fiscal 1997, the Company generated approximately $17.0 million in United States net operating losses which will be carried back and utilized in a prior fiscal year. The Company also has approximately Cdn. $14.0 million in Canadian tax credit carryforwards which will expire from 1999 through 2004.

6.  EMPLOYEE BENEFITS

    The Company has established the following benefit plans:

Retirement Benefit Plans

    The Company has non-contributory pension plans in the United States and employer and employee contributory plans in Canada which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. For those Company employees who were employed by the Company as of September 30, 1986 and were previously employed by Monsanto, the Company recognizes their Monsanto pension years of service for purposes of determining benefits under the Company's plans. For those

Company employees who were employed by the Company on August 21, 1992, and were previously employed by Tenneco Inc., the Company recognizes their Tenneco Inc. pension years of service for purposes of determining benefits under the Company's plans. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities.

    For those Company employees as of January 31, 1997 who: (i) were previously employed by Cytec and (ii) elect to retire from the Company on or before January 31, 1999, the Company supplements the standard pension payable such that the employee's total combined pension from the Company and from the Cytec Nonbargaining Employees' Retirement Plan equals the amount the employee would have received had he or she remained an employee of Cytec until retirement.

    In accordance with generally accepted accounting principles the Company has recorded its additional minimum liability. In recognizing the additional pension liability at September 30, 1997, the Company recorded a net reduction to stockholders' equity of $31,000. There were no additional pension liabilities to recognize at September 30, 1996.

    The components of pension expense for the years ended September 30, 1997, 1996, and 1995 were as follows:

                                                                               1997         1996         1995
                                                                             --------     --------     --------
                                                                                     (Dollars in Thousands)
Service cost (for benefits earned during the period) ....................    $  4,857     $  3,664     $  3,288
Interest cost on projected benefit obligation ...........................       5,941        5,044        4,471
Actual return on plan assets and contributions ..........................     (16,116)      (6,001)      (5,825)
Deferral of asset gain ..................................................      10,107        1,050        1,909
Net amortization of unrecognized amounts ................................         831          926          871
                                                                             --------     --------     --------
Pension expense .........................................................    $  5,620     $  4,683     $  4,714
                                                                             ========     ========     ========

    Assumptions used in determining the projected benefit obligation and pension cost for the periods were as follows:

                                                                                         FISCAL YEAR
                                                                               -------------------------------
                                                                                1997         1996        1995
                                                                               ------       ------      ------
Discount rates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7.75%        7.75%        7.5%
Rates of increase in salary compensation level  . . . . . . . . . . . . . .     5.25%        5.5%         5.5%
Expected long-term rate of return on assets . . . . . . . . . . . . . . . .     8.5%         9.0%         9.0%

    The funded status of the Company's pension plans as of the actuarial valuation dates of August 31, 1997 and 1996 were as follows:

                                                                 1997                          1996
                                                     ----------------------------  ----------------------------
                                                        ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                        EXCEED        BENEFITS        EXCEED        BENEFITS
                                                      ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                        BENEFITS       ASSETS        BENEFITS        ASSETS
                                                     -------------  -------------  -------------  -------------
                                                                        (Dollars in Thousands)
Actuarial present value of benefits based on service
  to date and present pay levels:
Vested benefit obligation ..........................    $ 62,396     $    771          $ 52,053     $    525
Non-vested benefit obligation ......................       1,685            5             2,064            2
Accumulated benefit obligation .....................      64,081          776            54,117          527
Plan assets at fair value ..........................      84,598           --            65,443           --
Plan assets in excess of (less than) accumulated
  benefit obligation ...............................      20,517         (776)           11,326         (527)
Additional amounts related to projected salary
  increases ........................................      18,017           98            16,568          177
Plan assets more (less) than total projected benefit
  obligation .......................................       2,500         (874)           (5,242)        (704)
Unrecognized net (gain) loss resulting from plan
  experience and changes in actuarial assumptions ..      (6,913)          40             3,688         (107)
Unrecognized prior service cost ....................       6,370            3             3,376           --
Unrecognized transition obligation .................       2,110            5             2,486            7
Total prepaid (accrued) pension obligation .........    $  4,067     $   (826)         $  4,308     $   (804)
                                                        ========     ========          ========     ========

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides certain health care benefits and life insurance benefits for retired employees. Substantially all of the Company's employees become eligible for these benefits at normal retirement age. The Company accrues the cost of these benefits during the period in which the employee renders the necessary service.

    Health care benefits are provided to employees who retire from the Company with ten or more years of service except for Canadian employees covered by collective bargaining agreements. All of the Company's employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. For United States employees, postretirement medical plan deductibles are assumed to increase at the rate of the long-term consumer price index. The components of postretirement benefits cost other than pensions for the years ended September 30, 1997, 1996, and 1995 were as follows:

                                                              1997      1995      1996
                                                             ------    ------    ------
                                                                (Dollars in Thousands)
Service cost (for benefits earned during the period) ....    $1,343    $1,155    $1,084
Interest cost on projected benefit obligation ...........     2,494     1,985     1,835
Amortization of plan amendments .........................        29       243        29
                                                             ------    ------    ------
                                                             $3,866    $3,383    $2,948
                                                             ======    ======    ======

    Actuarial assumptions used to determine costs and benefit obligations for postretirement benefit plans other than pensions include an average discount rate of 7.5% and an average rate of future increases in benefit compensation of 5.5%. The assumed composite rate of future increases in per capita cost of health care benefits (health care cost trend rate) was 7.5% for fiscal 1997, exclusive of demographic changes, decreasing gradually to 5.5% by the year 2027. These trend rates reflect current cost performance and the Company's expectation that future rates will decline. Increasing the health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation by $1.7 million and would increase annual aggregate service and interest costs by $199,000.

    The following sets forth the plans funded status reconciled with amounts reported in the Company's consolidated balance sheet at September 30, 1997 and 1996.

Accumulated postretirement benefit obligation (APBO):

                                                                                              1997      1996
                                                                                           ---------  --------
                                                                                          (Dollars in Thousands)
Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  10,723  $  7,896
Fully eligible active plan participants . . . . . . . . . . . . . . . . . . . . . . . .       11,421     8,301
Other active plan participants  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,473    12,906
                                                                                           ---------  --------
    Total APBO  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,617    29,103
Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --        --
Unrecognized loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,975)   (1,737)
Unrecognized prior service cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (194)     (223)
                                                                                           ---------  --------
Accrued postretirement benefit liability  . . . . . . . . . . . . . . . . . . . . . . .    $  36,448  $ 27,143
                                                                                           =========  ========

EMPLOYEE STOCK PURCHASE PLAN

    In fiscal 1996, the Company established the 1996 Employee Stock Purchase Plan. This plan authorized up to 250,000 shares of common stock to be issued to key employees and management at an issue price of $12 per share. This plan became effective as of September 19, 1996 and terminated on September 30, 1996. All authorized shares were issued by the end of fiscal 1996.

EMPLOYEE STOCK OWNERSHIP TRUST

    The original Employee Stock Ownership Trust ("old ESOT") was formed to invest primarily in the Company's common stock and included only participants contributing to the Company's Savings and Investment Plan (the "Savings Plan"). The Company's contribution to the old ESOT was 60% of the participant's Savings Plan contributions to the extent that such participant's contributions did not exceed 7.5% of the employee's eligible earnings. The Company's contributions were subject to a 20% per year vesting schedule commencing after one year of service. The Company's contributions to the old ESOT for the years ended September 30, 1996 and 1995 were $1.7 million per year.

    An application for determination was filed with the Internal Revenue Service terminating the old ESOT and assets were distributed to participants during fiscal 1997.

    In connection with the Merger, a new Employee Stock Ownership Trust ("new ESOT") was established which covers substantially all United States employees. Allocations of shares of common stock will be made annually to participants. The new ESOT primarily invests in shares of Holdings Common Stock and borrowed $6.5 million from Chemicals pursuant to the Chemicals ESOP Loan to purchase approximately 542,000 shares of Holdings Common Stock. As more fully described in Note 4, the ESOP Loan is payable in 16 quarterly installments during the period beginning December 31, 1996, and ending September 30, 2000. The shares of Holdings Common Stock purchased by the new ESOT have been pledged as security for the ESOP Loan and such shares will be released and allocated to the new ESOT participants' account as the ESOP Loan is discharged. Until the ESOP Loan is paid in full, contributions to the new ESOT will be used to pay the outstanding principal and interest on the ESOP Loan. In addition, during fiscal 1997 the New ESOT purchased 99,000 shares of Holdings Common Stock. As of September 30, 1997, 151,000 ESOT shares had been allocated to employees.
The Company recorded $1.6 million of expense related to the New ESOT in fiscal 1997.

SAVINGS AND INVESTMENT PLAN

    The Savings Plan covers substantially all United States employees, including executive officers. The Savings Plan is qualified under Section 401(k) of the Internal Revenue Code (the "Code"). Each participant has the option to defer taxation of a portion of his or her earnings by directing the Company to contribute a percentage of such earnings to the Savings Plan. A participant may direct up to a maximum of 15% of eligible earnings to the Savings Plan, subject to certain limitations set forth in the Code for "highly compensated" participants, as defined in Section 414(q) of the Code. A participant's contributions become distributable upon the termination of his or her employment. The Company does not make any contribution to the Savings Plan.

PROFIT SHARING AND BONUS PLANS

    In January 1997, the Board of Directors, upon recommendation of the Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees, and a Bonus Plan that will provide for bonuses to exempt salaried employees based on the Company's annual financial performance.

    Under the Company's previous profit sharing plans, expense for the years ended September 30, 1996 and 1995 was $2.8 million and $13.0 million, respectively. No expenses for profit sharing or bonuses were incurred in fiscal 1997.

OMNIBUS STOCK AND INCENTIVE PLAN

    The Company had an Omnibus Stock and Incentive Plan ("Original Omnibus Plan"), under which the Company could grant to key employees incentive and nonincentive stock options, stock appreciation rights, restricted stock, performance units and performance shares. The terms and amounts of all awards were determined by the Compensation Committee of the Board of Directors. Upon a change of control of the Company, all awards granted under the plan were to become fully vested and all performance based awards were to be paid at the higher of performance goals or actual performance to date.

    In fiscal 1993, the Company granted SARs to certain key employees and directors. Total expense (benefit) determined based on 3.6 million SARs granted, the vesting period (five years beginning September 1992) and the appreciation of the Company's stock price above the fair market value of the Company's common stock on the date of grant of the SARs. In October 1994, the Company amended the SAR program by modifying the vesting periods and limiting the amount of appreciation for each SAR during each vesting period, thereby limiting the Company's aggregate future expenses. The Company recorded expense (benefit) for the years ended September 30, 1996 and 1995 of $8.5 million and $(2.8) million, respectively, and paid $5.8 million in September 1995, and $13.8 million in August 1996, pursuant to the SARs, as amended. The expense (benefit) for the SARs is included in selling, general and administrative expenses in the Company's income statement.

    In fiscal 1995, the Company granted 82,500 stock options to certain officers of the Company with an exercise price of $13.50 per share. All existing stock options were terminated in connection with the Merger.

    Upon consummation of the Merger, the Original Omnibus Plan was terminated.

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

    In July 1997, the Company granted approximately 260,000 nonqualified stock options to key employees of the Company with an exercise price of $12.00 per share. During 1997, 33,000 stock options were cancelled, and as of September 30, 1997, 227,000 stock options were outstanding. The options vest 20% per year beginning on January 1, 1998, and are exercisable through January 1, 2007.

NONQUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

    Also in April 1997, the Board of Directors, upon recommendation of the Compensation Committee, approved the establishment of the Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Plan"). Each non-employee director of the Company is eligible to participate in the Nonqualified Plan. Each eligible director on the date of adoption of the Nonqualified Plan was granted an option to acquire 2,000 shares of Holdings Common Stock (4,000 shares for the Vice-Chairman), and each eligible director who is serving on the Broad of Directors on each subsequent October 1st will automatically be granted an option to acquire 1,000 shares of Holdings Common Stock (2,000 shares for the Vice-Chairman). All options will expire ten years from date of grant. All options will be granted at the fair market value on the date of grant and vest immediately. A total of 160,000 shares of Holdings Common Stock are reserved for issuance under the Nonqualified Plan.

    Effective April 1997, the Company granted 14,000 stock options to non-employee directors of the Company with an exercise price of $12.00 per share. The options are exercisable immediately and expire on the tenth anniversary of the date of grant.

    In the first quarter of fiscal 1997, the Company elected to continue to apply the intrinsic value method of accounting for stock-based compensation and increase its footnote disclosure, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

    All stock options are granted at fair market value of the Holdings Common Stock at the grant date. The weighted average fair value of the stock options granted during 1997 was $0.5 million. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 1997: risk free interest rate of 6.1%; expected dividend yield of 0.0%; expected life of ten years; and expected volatility of 44%. Stock options generally expire ten years from the date of grant and fully vest after five years. The outstanding stock options at September 30, 1997 have a weighted average contractual life of approximately 9 years. There were 14,000 stock options exercisable at September 30, 1997.

    In accordance with the intrinsic value method of stock-based compensation no compensation costs have been recognized for stock option awards described above. Had compensation cost for all option issuances been determined consistent with SFAS No. 123, it would not have had a material impact on the Company's pro forma net loss and loss per share for 1997.


7. COMMITMENTS AND CONTINGENCIES

PRODUCT CONTRACTS

    The Company has certain long-term agreements which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, TBA, sodium cyanide, and calcium hypochlorite each to one customer. The Company also has various sales and conversion agreements which dedicate significant portions of the Company's production of styrene, acrylonitrile, and methanol to various customers. These agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

LEASE COMMITMENTS

    The Company has entered into various long-term noncancellable operating leases. Future minimum lease commitments at September 30, 1997, are as follows: fiscal 1998 -- $4.3 million; fiscal 1999 -- $3.7 million; fiscal 2000 -- $3.5 million; fiscal 2001 -- $3.1 million; fiscal 2002 -- $3.1 million; and $8.7 million thereafter. Rent expense for fiscal years 1997, 1996, and 1995 was not material.

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

    The Company routinely incurs expenses associated with hazardous substance management and pollution prevention in ongoing operations. These operating expenses include items such as depreciation on its waste treatment facilities, outside waste management, fuel, electricity, and salaries. The amounts of these operating expenses were approximately $50 million, $47 million, and $45 million for fiscal years 1997, 1996, and 1995, respectively. The Company does not anticipate a material increase in these types of expenses during fiscal 1998. The Company considers these types of environmental expenditures normal operating expenses and includes them in cost of goods sold.

    At its Texas City Plant, the Company has reduced emissions of targeted chemicals 71% from 1987 levels well ahead of the EPA's voluntary 33/50 program. These reductions included a 95% reduction in hydrogen cyanide emissions and an 83% reduction in benzene emissions.

    The Company's sodium chlorate market is sensitive to potential environmental regulations. On November 14, 1997, the Environmental Protection Agency enacted regulations that support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process (Pulp and Paper Cluster Rule). Certain environmental groups are encouraging passage of regulations which restrict the amount of Absorbable Organic Halides (AOX) or chlorine derivatives in bleach plant effluent. This regulation will result in increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process, which significantly reduces the amount of AOX and chlorine derivatives in bleach plant effluent. As long as there is not an outright ban on chlorine-containing compounds, regulations restricting AOX or chlorine derivatives in bleach plant effluent should favor the use of chlorine dioxide, thus sodium chlorate. Any significant ban on all chlorine-containing compounds could have a material adverse effect on the Company's financial condition and results of operations.

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

LEGAL PROCEEDINGS

   AMMONIA RELEASE LAWSUITS:

    On May 8, 1994, an ammonia release occurred at the Company's Texas City Plant while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. Approximately 52 lawsuits and interventions involving more than 5,500 plaintiffs were filed against the Company seeking an unspecified amount of money for alleged damages from the ammonia release.

    Approximately 2,600 of the plaintiffs agreed to submit their damage claims to binding arbitration. Pursuant to this agreement to arbitrate, a two week evidentiary hearing was conducted in July 1996 before a three judge panel to determine the amount of damages. On May 1, 1997, the three judge panel awarded the plaintiffs an amount of damages which was well within the limits of the Company's insurance coverage.

    Thirty-nine of the plaintiffs tried their cases to a jury in Harris County District Court. After approximately five months of trial, the jury returned a verdict on September 2, 1997. The total amount awarded for all 39 plaintiffs was well within the limits of the Company's insurance coverage.

    Neither the May 1, 1997 arbitration award, nor the September 2, 1997 jury award will have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

    Approximately 1,000 of the plaintiffs have settled their claims against the Company in fiscal 1997 and the Company continues to vigorously defend against the claims of the approximately 1,800 remaining plaintiffs.

    NICKEL CARBONYL LAWSUIT:

    On July 30, 1997, as the Company's methanol unit at the Texas City Plant was being shut down for repair, nickel carbonyl was formed when carbon monoxide reacted with nickel catalyst in the unit's reformer. After isolating the nickel carbonyl within the methanol unit, the Company worked with the permission and guidance of the Texas Natural Resources Conservation Commission to destroy the nickel carbonyl by incineration on-site.

     Prior to its incineration, several Company employees and contractor employees may have been exposed to nickel carbonyl in the methanol unit. Nine contractor employees allegedly exposed to nickel carbonyl have filed a lawsuit against the Company seeking unspecified damages for personal injuries. The Company anticipates that additional claims and litigation against the Company asserting similar claims will ensue. The Company believes that its general liability insurance coverage is sufficient to cover all costs and expenses. No employees or other individuals outside the methanol unit were exposed to the nickel carbonyl.

    OTHER LAWSUITS. The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

LITIGATION CONTINGENCY

    The Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur liability. These estimates are based on the Company's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company. The Company, therefore, has also made estimates of its probable recoveries under insurance policies or from third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors, and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing as of September 30, 1997, the Company has accrued approximately $6.5 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $6.0 million. At September 30, 1997, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $12 million. The Company believes that this additional reasonably possible loss is substantially covered by insurance.

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

8.  BUSINESS ACQUISITIONS

    On January 31, 1997, the Company acquired the AFB from Cytec. The AFB, now owned by two wholly owned subsidiaries of the Company (collectively "Sterling Fibers"), recorded sales of approximately $92 million during the eight months of operations in fiscal 1997 and consists of an acrylic fibers plant located near Pensacola, Florida, and several associated marketing and research offices. Sterling Fibers is one of two acrylic fibers manufacturers in the United States. Cytec will supply acrylonitrile to Sterling Fibers through a five-year supply agreement ending in 2002. The acquisition was financed through the incurence of $81 million of term debt under the Fibers Credit Agreement with substantially the same lenders as those under the Original Credit Agreement, the issuance of $10 million (liquidation value) of Series A "pay in kind" mandatory redeemable preferred stock ("Series A Preferred') to Cytec, and the sale of $10 million of Holdings Common Stock in a private placement. The Company used the purchase method to account for the acquisition, and operating results of Sterling Fibers beginning February 1, 1997 are included with those of the Company.

    On July 10, 1997, Sterling Sask, an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals, a subsidiary of Weyerhaeuser Canada Ltd. The acquired assets include a manufacturing plant near Saskatoon, Saskatchewan, which manufactures sodium chlorate, caustic soda, calcium hypochlorite, chlorine, and hydrochloric acid. Total consideration of $69.2 million was financed with: (i) approximately $54.6 million under a new credit facility established by Sterling Sask with a group of lenders, (ii) approximately $7.3 million pursuant to a private placement of Holdings Common Stock, and (iii) approximately $7.3 million pursuant to a private placement of Units, each Unit consisting of shares of Holdings' mandatory Cumulative Redeemable Preferred Stock, Series B "pay in kind" ("Series B Preferred") and warrants to purchase shares of Holdings Common Stock. The Saskatoon Acquisition was accounted for under the purchase method and operating results of Sterling Sask beginning July 10, 1997 are included with those of the Company.

    The following table presents the unaudited pro forma results of operations of the Company as if the AFB Acquistion and the Saskatoon Acquisition had occurred on October 1, 1995. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the AFB Acquistion and the Saskatoon Acquisition been made at the beginning of the fiscal year 1996 or of results which may occur in the future (in thousands, except per share amounts).

                                                                             Pro Forma       Pro Forma
                                                                            Twelve Months   Twelve Months
                                                                               Ended           Ended
                                                                           September 30,   September 30,
                                                                               1997            1996
                                                                             --------         ------
Revenues                                                                     $ 988,000        $975,600
Income (loss) before extraordinary items                                     $ (27,300)       $ 39,400
Net income (loss) attributable to common stockholders                        $ (34,200)       $ 34,400
Net income (loss) per common share                                           $  ( 2.85)       $   0.66

9. SEGMENT AND GEOGRAPHIC INFORMATION:

    Sales to individual customers constituting 10% or more of total revenues and sales by segment were as follows (there were no sales to individual customers constituting 10% or more of total revenues in fiscal 1997 and 1996):

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                         1997           1996           1995
                                                                      -----------    -----------    -----------
                                                                               (Dollars in Thousands)
Major Customers:
British Petroleum plc and subsidiaries  . . . . . . . . . . . . .        *              *           $  169,944
Mitsubishi International Corporation  . . . . . . . . . . . . . .        *              *           $  129,812
Export Sales:
Export revenues . . . . . . . . . . . . . . . . . . . . . . . . .    $274,139       $267,153        $  534,067
Percentage of total revenues  . . . . . . . . . . . . . . . . . .          30%            34%               52%
Export revenues (as a percent of total exports)
 by geographical area:
  Asia  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          56%            66%               64%
  Europe  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41%            34%               36%
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3%             -                 -

*DOES NOT COMPRISE 10% OF TOTAL REVENUE FOR 1997 AND 1996, THEREFORE NOT
 REPORTED.

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                         1997           1996           1995
                                                                      -----------    -----------    -----------
                                                                               (Dollars in Thousands)
Segment Information (1)
Revenues:
    Petrochemical and Fibers  . . . . . . . . . . . . . . . . . .     $   728,215    $   633,754    $  886,247
    Pulp  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         180,572        156,711       143,951
                                                                      -----------    -----------    ----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   908,787    $   790,465    $1,030,198
Operating income:
    Petrochemical and Fibers    . . . . . . . . . . . . . . . . .     $    11,524    $    31,891    $  211,752
    Pulp  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45,945         35,597        31,010
                                                                      -----------    -----------    ----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    57,469    $    67,488    $  242,762
Depreciation and amortization expenses:
    Petrochemical and Fibers  . . . . . . . . . . . . . . . . . .     $    32,762    $    28,125    $   28,386
    Pulp  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,250         14,577        14,647
                                                                      -----------    -----------    ----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    54,012    $    42,702    $   43,033
Capital expenditures:
    Petrochemical and Fibers  . . . . . . . . . . . . . . . . . .     $    22,664    $    50,033    $   45,759
    Pulp  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,764         45,924         8,203
                                                                      -----------    -----------    ----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    43,428    $    95,957    $   53,962
Identifiable assets:
    Petrochemicals and Fibers   . . . . . . . . . . . . . . . . .     $   554,474    $   457,273    $  405,324
    Pulp  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         324,497        232,411       204,615
                                                                      -----------    -----------    ----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   878,971    $   689,684    $  609,939

(1) The petrochemical and fibers segment is based in the United States. The pulp segment is primarily based in Canada.


10. FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE

    The Company enters into forward foreign exchange contracts to hedge Canadian dollar currency transactions on a continuing basis for periods consistent with its committed exposures. The forward foreign exchange contracts have varying maturities with none exceeding 18 months. The Company makes net settlements of United States dollars for Canadian dollars at rates agreed to at inception of the contracts.

    The Company enters into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The Company does not engage in currency speculation. The Company had a notional amount of approximately $20 million and $30 million of forward foreign exchange contracts outstanding to buy Canadian dollars at September 30, 1997 and 1996, respectively. The deferred gain (loss) on these forward foreign exchange contracts at September 30, 1997 and 1996 was immaterial.

GAS HEDGE

    The Company hedged a portion of its natural gas to be used in the
production of styrene and methanol during the first half of fiscal 1998.   At
September 30, 1997, the Company had natural gas collar contracts on 700,000 MMbtu's of natural gas per month for November 1997 through March 1998 with an average "floor" price of $2.13 per MMbtu and an average "cap" price of $2.54 per MMbtu. The Company's current hedging agreements are settled on a monthly basis. All of the Company's current contracts specify the third-party index to be the inside FERC Houston Ship Channel First of the Month Index Price. The Company had a net loss of $0.1 million due to natural gas hedging contracts in fiscal 1997 and an unrealized gain of $1.2 million at September 30, 1997.

CONCENTRATION OF RISK

    The Company sells its products primarily to companies involved in the petrochemical, fiber, and pulp and paper manufacturing industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. However, letters of credit are required by the Company on many of its export sales. The Company's credit losses have been minimal.

    The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.

    Approximately 40% of the Company's employees are covered by union agreements. Approximately 4% of the Company's employees are covered by union agreements which could expire within one year.

INVESTMENTS

    It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations such as certificates of deposit, repurchase agreements, or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1 and direct obligations of the United States Government or its agencies. In addition, not more than $5 million will be invested with any single bank, financial institution, or United States corporation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    At September 30, 1997, the fair market value of all of the Company's financial instruments approximated the book value, except as stated below.

                                                                Book Value        Fair Value
                                                                ----------        ----------
                                                                   (Dollars in Thousands)
                         13 1/2%  Notes                       $  110,412           $135,184
                         11 3/4%  Notes                          275,000            303,875
                         11 1/4%  Notes                          153,148            163,875


    The fair values of the 13 1/2% Notes, 11 1/4% Notes, and 11 3/4% Notes are based on quoted market prices.

11. RELATED PARTY TRANSACTIONS

    In connection with the 1996 Recapitalization, the Company paid TSG and Unicorn one-time transaction fees of approximately $8.4 million and $4.4 million, respectively. In addition, the Company paid TSG a one-time transaction fee of approximately $1.1 million in connection with the AFB Acquisition, and a fee of approximately $0.7 million in connection with the Saskatoon Acquisition. Investment banking fees of approximately $3.3 million were paid as part of the 1996 Recapitalization to Lazard Freres & Company ("Lazard"). A member of the former Board of Directors is a Limited Managing Director of Lazard. However, the Board member agreed not to receive any compensation from Lazard related to the Merger.

    Also in connection with the 1996 Recapitalization, Credit Suisse First Boston Corporation ("CFSB") served as managing underwriter for the public offering of the 13 1/2% Notes and 11 3/4% Notes and provided certain financial advisory services to STX Acquisition and Chemicals, for which such firm received underwriting discounts and commissions and financial advisory fees totaling approximately $17 million. In addition, CSFB received net compensation of approximately $1.0 million related to the 11 1/4% Notes Offering. John L. Garcia, a director and stockholder of the Company, is a Managing Director of CSFB.

    Since October 1, 1991, the Company and certain affiliates of Koch Industries have had ongoing commercial relationships in the ordinary course of business, including, from time to time, supply of raw materials or sales of petrochemicals and transportation of natural gas. For the fiscal year ended September 30, 1997, (i) product sales to and raw material purchases from Koch Chemical, an indirect wholly-owned subsidiary of Koch Industries, (ii) payments to John Zink Company, an indirect wholly-owned subsidiary of Koch Industries, in consideration for certain contracting and construction services performed at the Texas City Plant, and (iii) services for the transportation of natural gas by Koch Gateway Pipeline Company to the Santa Rosa Plant, each represented less than 1% of the Company's revenues.

    In connection with the Saskatoon Acquisition, the Company paid a fee to Clipper Capital Associates, Inc. ("Clipper") and Olympus Partners ("Olympus") of $0.1 million to act as placement agents for the Series B Preferred Stock. Robert Calhoun, a director of the Company, is President of Clipper. Affiliates of Clipper and Olympus are significant stockholders of the Company.

12. CAPITAL STOCK

    The authorized shares of Holdings Common Stock at September 30, 1997 and 1996 was 20,000,000.

    On January 31, 1997, the Company issued 778,232 additional shares of Holdings Common Stock in connection with the AFB Acquisition. In addition, the Company issued 608,334 shares of Holdings Common Stock in connection with the Saskatoon Acquisition.

    In connection with the issuance of the 13 1/2% Notes (see Note 4), Holdings issued 191,751 warrants to purchase three shares of Holdings Common Stock for $0.01, exercisable beginning in August 1997 until August 2008. In connection with the Saskatoon Acquisition, Holdings also issued to holders of the Series B Preferred Stock 201,048 warrants to purchase one share of Holdings Common Stock for $0.01, exercisable beginning in July 1997 until December 2007. At September 30, 1997, all 392,799 warrants to purchase Holdings Common Stock were outstanding.

13. MANDATORY REDEEMABLE PREFERRED STOCK

    In connection with the AFB Acquisition, the Company authorized 350,000 shares and issued 104,110 shares of non-voting Series A Preferred Stock with a
fair value and carrying value of $10.0 million.   The Series A Preferred Stock
has a cumulative dividend rate of 10%, payable in kind semi-annually on January 1 and July 1 of each year commencing July 1, 1997. The Company may redeem all or any number of shares of Series A Preferred Stock at any time with proper
written notice at a price of $100 per share plus accrued dividends.   The
holders of Series A Preferred Stock may have the Company redeem shares on any dividend payment date after June 30, 2009 with proper written notice at a price of $100 per share plus accrued dividends. The carrying value of the Series A Preferred Stock at September 30, 1997 was $10.7 million (liquidation value of $100 per share).

    In connection with the Saskatoon Acquisition, the Company authorized 58,000 shares and issued approximately 7,532 shares of non-voting Series B Preferred Stock with a fair value of $4.9 million. The Series B Preferred Stock has a 14% dividend rate through July 10, 2002, and thereafter a variable rate between 14% and 18% depending on payment terms (as defined) until redeemed. The dividend is payable in kind on January 1, April 1, July 1, and October 1 of each year commencing October 1, 1997. The Company may redeem all or any number of shares of Series B Preferred Stock at any time with proper written notice at a price of $1,000 per share plus a premium ranging from 5% to 1% depending on the date of redemption plus accrued dividends. The holders of Series B Preferred Stock may have the Company redeem shares on any dividend payment date after June 30, 2009 with proper written notice at a price of $1,000 per share plus accrued dividends. The carrying value of the Series B Preferred Stock at September 30, 1997 was $5.1 million (liquidation value of $1,000 per share). The difference in the carrying value and the redemption amount will be accreted as a charge to retained earnings over the holding period using the effective interest rate method.

14. NEW ACCOUNTING STANDARDS

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes new accounting standards for measuring the impairment of long-lived assets. The Company adopted this Statement in the first quarter of fiscal 1997. The adoption of this Statement did not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

    SFAS No 123, "Accounting for Stock-Based Compensation" permits companies to either adopt this new standard and record expenses for stock options and other stock-based employee compensation plans based on their fair value at date of grant, or continue to apply its current accounting policy and increase its footnote disclosure. In the first quarter of fiscal 1997, the Company elected to continue to apply APB Opinion No. 25, and will increase its footnote disclosure to include the pro forma impact on net income and earnings per share of the application of the fair value based method of accounting.

    SFAS No. 128, "Earnings Per Share" establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS previously prescribed with a presentation of basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The statement also requires presentation of diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Pro forma basic and diluted EPS for all historical periods presented, assuming that SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different from what has been presented. The Company will adopt SFAS No. 128 for fiscal 1998.

    SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. Management is currently evaluating the disclosures required when these two statements are adopted in the first quarter of fiscal 1999.

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

EARNINGS PER SHARE

    All issued and outstanding shares of Chemicals are held by Holdings, and accordingly, earnings per share are not presented.


2. INCOME TAXES

    A reconciliation of federal statutory income taxes to Chemicals' effective tax provision (benefit) before extraordinary item follows:

                                                                          YEAR ENDED       PERIOD FROM MAY 14, 1996
                                                                      SEPTEMBER 30, 1997    TO SEPTEMBER 30, 1996
                                                                      ------------------   ------------------------
                                                                             (Dollars in Thousands)
Provision for federal income tax at the statutory rate ..............    $(4,576)                 $   195
Foreign sales corporation ...........................................         --                     (116)
State and foreign income taxes ......................................      3,782                      115
Tax settlements and other ...........................................     (1,354)                     190
                                                                         -------                  -------
Effective tax provision (benefit) ...................................    $(2,148)                 $   384
                                                                         =======                  =======

The provision (benefit) for income taxes is composed of the following:

                                                                          YEAR ENDED       PERIOD FROM MAY 14, 1996
                                                                      SEPTEMBER 30, 1997    TO SEPTEMBER 30, 1996
                                                                      ------------------   ------------------------
                                                                             (Dollars in Thousands)
From operations:
    Current federal   . . . . . . . . . . . . . . . . . . . . . . . .    $  (5,959)               $ (1,001)
    Deferred federal  . . . . . . . . . . . . . . . . . . . . . . . .       (4,235)                  1,457
    Deferred foreign  . . . . . . . . . . . . . . . . . . . . . . . .        6,104                      90
    Current state   . . . . . . . . . . . . . . . . . . . . . . . . .        1,942                    (162)
                                                                         ---------                --------
    Total tax provision (benefit)   . . . . . . . . . . . . . . . . .    $  (2,148)               $    384
                                                                         =========                ========

    The components of Chemicals' deferred income tax assets and liabilities are summarized below:

                                                                                              SEPTEMBER 30,
                                                                                           ------------------
                                                                                          (DOLLARS IN THOUSANDS)
                                                                                             1997       1996
                                                                                           -------    -------
Deferred tax assets:
Accrued liabilities ...................................................................    $17,131    $ 9,803
Accrued postretirement cost ...........................................................     12,350      9,544
Tax loss and credit carryforward and other ............................................      8,375      5,817
                                                                                           -------    -------
Total deferred tax assets .............................................................     37,856     25,164
                                                                                           -------    -------

Less:  current deferred income tax asset ..............................................     10,005      7,214
                                                                                           -------    -------
Noncurrent deferred tax assets ........................................................    $27,851    $17,950
                                                                                           =======    =======

Deferred tax liabilities:
Property, plant and equipment .........................................................    $67,996    $61,304
Accrued pension cost ..................................................................      1,665      2,525
Other .................................................................................        836      1,599
                                                                                           -------    -------
Total deferred tax liabilities ........................................................     70,497     65,428
                                                                                           -------    -------
Net deferred tax liability ............................................................    $42,646    $47,478
                                                                                           =======    =======

    In fiscal 1997, Chemicals generated approximately $14.4 million in United States net operating losses which will be carried back and utilized in a prior fiscal year. Chemicals also has approximately Cdn. $14.0 million in Canadian tax credit carryforwards which will expire from 1999 through 2004.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have audited the consolidated balance sheets of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
December  3, 1997
Houston, Texas

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder of Sterling Chemicals, Inc.

We have audited the consolidated balance sheets of Sterling Chemicals, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets) and cash flows and for the year ended September 30, 1997 and for the period from May 14, 1996 (date of incorporation) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Chemicals, Inc. and subsidiaries as of September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for the year ended September 30, 1997 and for the period from May 14, 1996 (date of incorporation) to September 30, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
December 3, 1997
Houston, Texas

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 1995 of Sterling Chemicals Holdings, Inc. (formerly Sterling Chemicals, Inc.) and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sterling Chemicals Holdings, Inc. and subsidiaries (formerly Sterling Chemicals, Inc.) for the year ended September 30, 1995, in conformity with generally accepted accounting principles.



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

    Deloitte & Touche LLP performed an independent audit of the Company's financial statements for fiscal years 1997 and 1996, for the purpose of determining that the statements are presented fairly and in accordance with generally accepted accounting principles. The independent auditors are appointed by the Board of Directors and meet regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with the Company's senior officers and independent accountants to review the adequacy and reliability of the Company's accounting, financial reporting and internal controls.




Robert W. Roten
President and Chief Executive Officer



Paul G. Vanderhoven
Controller - Principal Accounting Officer


December 3, 1997

                        STERLING CHEMICALS HOLDINGS, INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FISCAL       FIRST        SECOND         THIRD        FOURTH
                                                YEAR       QUARTER       QUARTER       QUARTER       QUARTER
                                             ---------    ---------     ---------     ---------     ---------
Revenues                                          1997    $ 186,926     $ 239,763     $ 239,244     $ 242,854
                                                  1996      191,542       190,879       218,371       189,673

Gross Profit                                      1997       15,083        16,827        28,995        34,734
                                                  1996       29,395        29,398        33,250        19,383

Income (loss) before extraordinary items          1997       (7,198)       (7,811)       (5,453)       (3,674)
                                                  1996       12,787         6,427        16,420        (2,130)

Net income (loss) (1)                             1997       (7,198)       (7,811)       (9,377)       (3,674)
                                                  1996       12,787         6,427        16,420        (4,030)

Per Share Data:

Income (loss) before extraordinary item           1997    $   (0.68)    $   (0.72)    $   (0.48)    $   (0.35)
                                                  1996         0.23          0.12          0.29         (0.06)

Net income (loss) attributable  to common         1997        (0.68)        (0.72)        (0.84)        (0.35)
stockholders                                      1996          .23           .12           .29          (.11)





------------

(1) During the third quarter of fiscal 1997, the Company recorded a $3.9 million after-tax ($6.0 million pre-tax) extraordinary item related to unamortized debt issue costs as a result of the partial prepayment of the Term Loans. In addition, during the fourth quarter of fiscal 1996, the Company recorded a $1.9 million after-tax ($3.0 million pre-tax) extraordinary item related to the early extinguishment of debt from the 1996 Recapitalization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


ITEM 11. EXECUTIVE COMPENSATION

     The Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

                                    PART IV


Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits

         1. Consolidated Financial Statements

                                                                                                         PAGE OF
                                                                                                        THIS 10-K
                                                                                                        ---------
             Sterling Chemicals Holdings, Inc. Consolidated Statements of Operations for the fiscal
                years ended September 30, 1997, 1996 and 1995 .........................................    33
             Sterling Chemicals Holdings, Inc. Consolidated Balance Sheets as of September 30, 1997
                and 1996  .............................................................................    34
             Sterling Chemicals Holdings, Inc. Consolidated Statements of Changes in Stockholders'
                  Equity (Deficiency in Assets) for  the fiscal years ended September 30, 1997, 1996
                  and 1995  ...........................................................................    35
             Sterling Chemicals Holdings, Inc. Consolidated Statements of Cash Flows for the fiscal
                years ended September 30, 1997, 1996 and 1995 .........................................    36
             Sterling Chemicals, Inc. Consolidated Statements of Operations for the period from May
                14, 1996 to September 30, 1996 and the fiscal year ended September 30, 1997 ...........    37
             Sterling Chemicals, Inc. Consolidated Balance Sheets as of September 30, 1997 and 1996 ...    38
             Sterling Chemicals, Inc. Consolidated Statements of Changes in Stockholders' Equity
                (Deficiency in Assets) for the period from May 14, 1996 to September 30, 1996 and the
                           fiscal year ended September 30, 1997 .......................................    39
             Sterling Chemicals, Inc. Consolidated Statements of Cash Flows for the period from May 14,
                1996 to September 30, 1996 and the fiscal year ended September 30, 1997 ...............    40
             Notes to Consolidated Financial Statements ...............................................    41
             Reports of Independent Accountants .......................................................    62
             Report of Management .....................................................................    65


         2. All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

         3. Exhibits

     The following exhibits are filed as part of this Form 10-K:

    EXHIBIT
    NUMBER                                             DESCRIPTION OF EXHIBIT
    ------                                             ----------------------
    2.1        --Amended and Restated Agreement and Plan of Merger between STX Acquisition Corp. and
                 Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the
                 Company's Current Report on Form 8-K dated April 24, 1996 as amended by Form 8-K/A.
    3.1        --Restated Certificate of Incorporation of Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    3.2        --Certificate of Incorporation of Sterling Chemicals, Inc., as amended, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1996.
    3.3        --Restated Bylaws of Sterling Chemicals Holdings, Inc, incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
    3.4        --Bylaws of Sterling Chemicals, Inc., incorporated by reference from Exhibit 3.4 to the
                 Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                 (Registration No. 333-04343).
    4.1        --Warrant Agreement (including form of Warrant), dated as of August 15, 1996, between
                 Sterling Chemicals Holdings, Inc. and KeyCorp Shareholder Services, Inc. as Warrant Agent,
                 incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-1 of STX
                 Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.2        --Warrant Agreement, dated as of July 10, 1997, between Sterling Chemicals Holdings, Inc.
                 and Harris Trust and Savings Bank as Warrant Agent, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    4.3        --Indenture governing the 13 1/2 % Senior Secured Discount Notes Due 2008 of the Company,
                 incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.4        --Indenture governing the 11 3/4% Senior Subordinated Notes Due 2006 of Sterling Chemicals,
                 Inc. (formerly known as STX Chemicals Corp.), incorporated by reference from Exhibit 4.7 to the
                 Registration Statement on Form S-1 of STX  Acquisition Corp. and STX Chemicals Corp.
                 (Registration No. 333-04343).
    4.5        --Indenture governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling Chemicals, Inc.,
                 incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for
                 the quarterly period ended March 31, 1997.
 ** 4.6        --Amended and Restated Credit Agreement, dated July 10, 1997, among Sterling Chemicals, Inc. and
                 Texas Commerce  Bank, individually and as Administrative Agent, Credit Suisse First Boston,
                 individually and as Documentation Agent, and the other lenders named therein.
    4.7        --Stockholders Agreement, incorporated by reference from Exhibit 4.10 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No.
                 333-04343).
    4.8        --Registration Rights Agreement, incorporated by reference from Exhibit 4.11 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No.
                 333-04343).
    4.9        --Amended and Restated Voting Agreement, dated as of January 22, 1997, incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    4.10       --Tag-Along Agreement, incorporated by reference from Exhibit 4.13 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.11       --Intercreditor Agreement, incorporated by reference from Exhibit 4.14 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals  Corp. (Registration
                 No.333-04343).
    4.12       --Security Agreement (Pledge) between STX Acquisition Corp. and Texas Commerce Bank, incorporated by reference from Exhibit 4.15 to the Registration Statement on Form S-1 of STX
                 Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.12 (a)   --Second Amendment and Supplement to Security Agreement (Pledge) between Sterling Chemicals
                 Holdings, Inc. and Texas Commerce Bank N.A.



    EXHIBIT
    NUMBER                                             DESCRIPTION OF EXHIBIT
    ------                                             ----------------------
   +10.1       --Assets Purchase Agreement dated August 1, 1986, between Monsanto Company and the
                 Company, incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form
                 10-K for the fiscal year ended September 30, 1992.
    10.2       --Sterling Chemicals, Inc. Salaried Employees' Pension Plan (Restated as of October 1, 1993),
                 incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for
                 the fiscal year ended September 30, 1993.
    10.2(a)    --Supplement to the Sterling Chemicals, Inc. Salaried Employee's Pension Plan (Restated as of
                 January 1, 1994), incorporated by reference from Exhibit 10.6(a) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.2(b)    --First and Second Amendments to the Sterling Chemicals, Inc. Salaried Employees' Pension Plan
                 dated April 27, 1994 and September 23, 1994, respectively, incorporated by reference from
                 Exhibit 10.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1994.
    10.3       --Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan (Restated as of October 1, 1993),
                 incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                 the fiscal year ended September 30, 1993.
    10.3(a)    --Supplement to the Sterling Chemicals, Inc. Hourly Paid Employee's Pension Plan (Restated as
                 of January 1, 1994), incorporated by reference from Exhibit 10.8(a) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.3(b)    --First Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan dated
                 April 27, 1994, incorporated by reference from Exhibit 10.8(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.3(c)    --Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees' Pension Plan
                 (Effective as of May 1, 1996), incorporated by reference from Exhibit 10.3(c) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
    10.4       --Sterling Chemicals, Inc. Amended and Restated Savings and Investment Plan, incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
    10.4(a)    --Supplements to the Sterling Chemicals, Inc. Savings and Investment Plan for Hourly Paid
                 Employees and Salaried Employees, incorporated by reference from Exhibit 10.10(a) to the
                 Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.4(b)    --First and Second Amendments to the Sterling Chemicals, Inc. Amended and Restated Savings
                 and Investment Plan dated April 27, 1994 and October 26, 1994, respectively, incorporated by reference from Exhibit 10.10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.5       --Sterling Chemicals, Inc. Pension Benefit Equalization Plan, incorporated by reference from
                 Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-24020).
    10.6       --Sterling Chemicals Employee Stock Ownership Plan (ESOP), incorporated by reference from
                 Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September
                 30, 1996.
   +10.7       --Styrene Monomer Conversion Contract dated November 3, 1995, between Monsanto Company
                 (subsequently assigned to Bayer Corporation, a subsidiary of Bayer AG) and the Company, incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended September 30, 1995.
   +10.8       --Acrylonitrile Exchange Contract dated January 1, 1994, between the Company and Monsanto
                 Company, incorporated by reference from Exhibit 10.19 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended September 30, 1994.
   +10.9       --Production Agreement dated April 15, 1988 between BP Chemicals Americas Inc. and the
                 Company and First and Second Amendment thereto, incorporated by reference from Exhibit
                 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-24020).
   +10.10      --Agreement dated May 2, 1988, between E.I. du Pont de Nemours and Company and the
                 Company, incorporated by reference from Exhibit 10.22 to the Company's Registration
                 Statement on Form S-1 (Registration No. 33-24020).
  ++10.11      --Amended and Restated Product Sales Agreement dated January 1, 1998, between
                 BASF  Corporation and the Company.
    10.12      --License Agreement dated August 1, 1986, between Monsanto Company and the Company, incorporated by reference from Exhibit 10.25 to the Company's Registration Statement on
                 Form S-1 (Registration No. 33-24020).

    EXHIBIT
    NUMBER                                             DESCRIPTION OF EXHIBIT
    ------                                             ----------------------
    +10.13   --Amended Lease and Production Agreement dated August 8, 1994, between BP Chemicals
               Americas Inc. and the Company, incorporated by reference from Exhibit 10.21 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
     10.14   --Form of Indemnity Agreement executed between the Company and each of its officers and directors prior to the Merger, incorporated by reference from Exhibit 10.30 to the Company's Annual
               Report on Form 10-K for the fiscal year ended September 30, 1994.
     10.15   --Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form
               10-K for the fiscal year ended September 30, 1996.
     10.16   --Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan,
               incorporated by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K
               for the fiscal year ended September 30, 1989 (Commission File Number 1-10059).
     10.17   --Sterling Chemicals, Inc. Deferred Compensation Plan, incorporated by reference from Exhibit
               10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
               1989 (Commission File Number 1-10059).
     10.18   --Articles of Agreement between the Company, its successors and assigns, and Texas City, Texas
               Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 1996 to May 1, 1999, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
               fiscal year ended September 30, 1996.
     10.19   --Conditional Performance Guaranty dated as of August 20, 1992, by Albright & Wilson, Ltd. in favor of Sterling Pulp Chemicals, Ltd., Sterling Canada, Inc. and the Indemnities identified in
               Section 10.2 of the Purchase Agreement, incorporated by reference from Exhibit 10.38 to the
               Company's Current Report on Form 8-K dated September 3, 1992.
     10.20   --Performance Guaranty dated as of August 20, 1992, by the Company in favor of Tenneco Canada
               Inc., Rio Linda Chemical Co., Albright & Wilson Americas, Inc. and the Indemnities identified in Section 10.3 of the Purchase Agreement, incorporated by reference from Exhibit 10.39 to the
               Company's Current Report on Form 8-K dated September 3, 1992.
    +10.21   --Sales and Purchase Agreement dated April 1, 1994, between BP Chemicals Ltd. and the
               Company, incorporated by reference from Exhibit 10.48 to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1994.
     10.22   --Agreement between Sterling Pulp Chemicals Ltd. North Vancouver British Columbia and Pulp,
               Paper and Woodworkers of Canada Local 5 British Columbia effective December 1, 1994 to
               November 30, 1997, incorporated by reference from Exhibit 10.50 to the Company's Annual
               Report on Form 10-K for the fiscal year ended September 30, 1994.
    +10.23   --Methanol Production Agreement between BP Chemicals Inc. and the Company dated
               September 26, 1996, incorporated by reference from Exhibit 10.33 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
     10.24   --Consulting Agreement dated April 23, 1996, among The Sterling Group, Inc.,  STX
               Acquisition Corp., and STX Chemicals Corp, incorporated by reference from Exhibit __ to the
               Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
     10.25   --Asset Purchase Agreement, dated December 23, 1996, among Sterling Fibers, Inc., Sterling
               Chemicals, Inc., Sterling Chemicals Holdings, Inc., Cytec Acrylic Fibers Inc., Cytec Technology
               Corp. and Cytec Industries Inc., incorporated by reference from Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996.
   **21.1    --Subsidiaries of Sterling Chemicals Holdings, Inc.
   **23.1    --Consent of Deloitte & Touche LLP
   **23.2    --Consent of Coopers & Lybrand L.L.P.
   **27.1    --Financial Data Schedule - Sterling Chemicals Holdings, Inc.
   **27.2    --Financial Data Schedule - Sterling Chemicals, Inc.

**   Filed herewith.
+ Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.
++ Filed herewith and confidential treatment has been requested with respect to portions of this exhibit.

     (b) Reports on Form 8-K.

           On July 25, 1997, the Company filed a Current Report on Form 8-K reporting under Items 2 and 7 of such Form; such Form was amended by Form 8-K/A filed September 22, 1997.

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

                                   STERLING CHEMICALS HOLDINGS, INC.
                                   STERLING CHEMICALS, INC.
                                    (Registrants)


                                   By   /s/      ROBERT W. ROTEN
                                     ------------------------------------------
                                                (Robert W. Roten)
                                        President and Chief Executive Officer

DATE: DECEMBER 15, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF EACH OF THE REGISTRANTS AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                           TITLE                            DATE
           ---------                           -----                            ----
       /s/ FRANK P. DIASSI            Chairman of the Board of             December 15, 1997
-------------------------------        Directors
       (Frank P. Diassi)


       /s/ ROBERT W. ROTEN            President, Chief Executive           December 15, 1997
-------------------------------        Officer and Director
       (Robert W. Roten)               (principal executive officer)


       /s/ PAUL G. VANDERHOVEN        Controller                           December 15, 1997
-------------------------------        (principal accounting officer)
       (Paul G. Vanderhoven)


       /s/ J. VIRGIL WAGGONER         Vice Chairman of the Board of        December 15, 1997
-------------------------------         Directors
       (J. Virgil Waggoner)


       /s/ FRANK J. HEVRDEJS          Director                             December 15, 1997
-------------------------------
       (Frank J. Hevrdejs)


       /s/ T. HUNTER NELSON           Director                             December 15, 1997
-------------------------------
       (T. Hunter Nelson)


       /s/ JOHN L. GARCIA             Director                             December 15, 1997
-------------------------------
       (John L. Garcia)

       /s/ ALLAN R. DRAGONE           Director                             December 15, 1997
-------------------------------
       (Allan R. Dragone)

       /s/ GEORGE J. DAMIRIS          Director                             December 15, 1997
-------------------------------
       (George J. Damiris)

       /s/ ROBERT B. CALHOUN          Director                             December 15, 1997
-------------------------------
       (Robert B. Calhoun)

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                             DESCRIPTION OF EXHIBIT
    ------                                             ----------------------
    2.1        --Amended and Restated Agreement and Plan of Merger between STX Acquisition Corp. and
                 Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the
                 Company's Current Report on Form 8-K dated April 24, 1996 as amended by Form 8-K/A.
    3.1        --Restated Certificate of Incorporation of Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    3.2        --Certificate of Incorporation of Sterling Chemicals, Inc., as amended, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1996.
    3.3        --Restated Bylaws of Sterling Chemicals Holdings, Inc, incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
    3.4        --Bylaws of Sterling Chemicals, Inc., incorporated by reference from Exhibit 3.4 to the
                 Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                 (Registration No. 333-04343).
    4.1        --Warrant Agreement  (including form of Warrant), dated as of August 15, 1996, between
                 Sterling Chemicals Holdings, Inc. and KeyCorp Shareholder Services, Inc. as Warrant Agent,
                 incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-1 of STX
                 Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.2        --Warrant Agreement, dated as of July 10, 1997, between Sterling Chemicals Holdings, Inc.
                 and Harris Trust and Savings Bank as Warrant Agent, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    4.3        --Indenture governing the 13 1/2 % Senior Secured Discount Notes Due 2008 of the Company,
                 incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.4        --Indenture governing the 11 3/4% Senior Subordinated Notes Due 2006 of Sterling Chemicals,
                 Inc.(formerly known as STX Chemicals Corp.), incorporated by reference from Exhibit 4.7 to the
                 Registration Statement on Form S-1 of STX  Acquisition Corp. and STX Chemicals Corp.
                 (Registration No. 333-04343).
    4.5        --Indenture governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling Chemicals, Inc.,
                 incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for
                 the quarterly period ended March 31, 1997.
 ** 4.6        --Amended and Restated Credit Agreement, dated July 10, 1997, among Sterling Chemicals, Inc. and
                 Texas Commerce  Bank, individually and as Administrative Agent, Credit Suisse First Boston,
                 individually and as Documentation Agent, and the other lenders named therein.
    4.7        --Stockholders Agreement, incorporated by reference from Exhibit 4.10 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No.
                 333-04343).
    4.8        --Registration Rights Agreement, incorporated by reference from Exhibit 4.11 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No.
                 333-04343).
    4.9        --Amended and Restated Voting Agreement, dated as of January 22, 1997, incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    4.10       --Tag-Along Agreement, incorporated by reference from Exhibit 4.13 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.11       --Intercreditor Agreement, incorporated by reference from Exhibit 4.14 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals  Corp. (Registration
                 No.333-04343).
    4.12       --Security Agreement (Pledge) between STX Acquisition Corp. and Texas Commerce Bank, incorporated by reference from Exhibit 4.15 to the Registration Statement on Form S-1 of STX
                 Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.12 (a)   --Second Amendment and Supplement to Security Agreement (Pledge) between Sterling Chemicals
                 Holdings, Inc. and Texas Commerce Bank N.A.



    EXHIBIT
    NUMBER                                             DESCRIPTION OF EXHIBIT
    ------                                             ----------------------
   +10.1       --Assets Purchase Agreement dated August 1, 1986, between Monsanto Company and the
                 Company, incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form
                 10-K for the fiscal year ended September 30, 1992.
    10.2       --Sterling Chemicals, Inc. Salaried Employees' Pension Plan (Restated as of October 1, 1993),
                 incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for
                 the fiscal year ended September 30, 1993.
    10.2(a)    --Supplement to the Sterling Chemicals, Inc. Salaried Employee's Pension Plan (Restated as of
                 January 1, 1994), incorporated by reference from Exhibit 10.6(a) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.2(b)    --First and Second Amendments to the Sterling Chemicals, Inc. Salaried Employees' Pension Plan
                 dated April 27, 1994 and September 23, 1994, respectively, incorporated by reference from
                 Exhibit 10.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1994.
    10.3       --Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan (Restated as of October 1, 1993),
                 incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                 the fiscal year ended September 30, 1993.
    10.3(a)    --Supplement to the Sterling Chemicals, Inc. Hourly Paid Employee's Pension Plan (Restated as
                 of January 1, 1994), incorporated by reference from Exhibit 10.8(a) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.3(b)    --First Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan dated
                 April 27, 1994, incorporated by reference from Exhibit 10.8(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.3(c)    --Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees' Pension Plan
                 (Effective as of May 1, 1996), incorporated by reference from Exhibit 10.3(c) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
    10.4       --Sterling Chemicals, Inc. Amended and Restated Savings and Investment Plan, incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
    10.4(a)    --Supplements to the Sterling Chemicals, Inc. Savings and Investment Plan for Hourly Paid
                 Employees and Salaried Employees, incorporated by reference from Exhibit 10.10(a) to the
                 Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.4(b)    --First and Second Amendments to the Sterling Chemicals, Inc. Amended and Restated Savings
                 and Investment Plan dated April 27, 1994 and October 26, 1994, respectively, incorporated by reference from Exhibit 10.10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
    10.5       --Sterling Chemicals, Inc. Pension Benefit Equalization Plan, incorporated by reference from
                 Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-24020).
    10.6       --Sterling Chemicals Employee Stock Ownership Plan (ESOP), incorporated by reference from
                 Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September
                 30, 1996.
   +10.7       --Styrene Monomer Conversion Contract dated November 3, 1995, between Monsanto Company
                 (subsequently assigned to Bayer Corporation, a subsidiary of Bayer AG) and the Company, incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended September 30, 1995.
   +10.8       --Acrylonitrile Exchange Contract dated January 1, 1994, between the Company and Monsanto
                 Company, incorporated by reference from Exhibit 10.19 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended September 30, 1994.
   +10.9       --Production Agreement dated April 15, 1988 between BP Chemicals Americas Inc. and the
                 Company and First and Second Amendment thereto, incorporated by reference from Exhibit
                 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-24020).
   +10.10      --Agreement dated May 2, 1988, between E.I. du Pont de Nemours and Company and the
                 Company, incorporated by reference from Exhibit 10.22 to the Company's Registration
                 Statement on Form S-1 (Registration No. 33-24020).
  ++10.11      --Amended and Restated Product Sales Agreement dated January 1, 1998, between
                 BASF  Corporation and the Company.
    10.12      --License Agreement dated August 1, 1986, between Monsanto Company and the Company, incorporated by reference from Exhibit 10.25 to the Company's Registration Statement on
                 Form S-1 (Registration No. 33-24020).

    EXHIBIT
    NUMBER                                             DESCRIPTION OF EXHIBIT
    ------                                             ----------------------
    +10.13   --Amended Lease and Production Agreement dated August 8, 1994, between BP Chemicals
               Americas Inc. and the Company, incorporated by reference from Exhibit 10.21 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
     10.14   --Form of Indemnity Agreement executed between the Company and each of its officers and directors prior to the Merger, incorporated by reference from Exhibit 10.30 to the Company's Annual
               Report on Form 10-K for the fiscal year ended September 30, 1994.
     10.15   --Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form
               10-K for the fiscal year ended September 30, 1996.
     10.16   --Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan,
               incorporated by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K
               for the fiscal year ended September 30, 1989 (Commission File Number 1-10059).
     10.17   --Sterling Chemicals, Inc. Deferred Compensation Plan, incorporated by reference from Exhibit
               10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
               1989 (Commission File Number 1-10059).
     10.18   --Articles of Agreement between the Company, its successors and assigns, and Texas City, Texas
               Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 1996 to May 1, 1999, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
               fiscal year ended September 30, 1996.
     10.19   --Conditional Performance Guaranty dated as of August 20, 1992, by Albright & Wilson, Ltd. in favor of Sterling Pulp Chemicals, Ltd., Sterling Canada, Inc. and the Indemnities identified in
               Section 10.2 of the Purchase Agreement, incorporated by reference from Exhibit 10.38 to the
               Company's Current Report on Form 8-K dated September 3, 1992.
     10.20   --Performance Guaranty dated as of August 20, 1992, by the Company in favor of Tenneco Canada
               Inc., Rio Linda Chemical Co., Albright & Wilson Americas, Inc. and the Indemnities identified in Section 10.3 of the Purchase Agreement, incorporated by reference from Exhibit 10.39 to the
               Company's Current Report on Form 8-K dated September 3, 1992.
    +10.21   --Sales and Purchase Agreement dated April 1, 1994, between BP Chemicals Ltd. and the
               Company, incorporated by reference from Exhibit 10.48 to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1994.
     10.22   --Agreement between Sterling Pulp Chemicals Ltd. North Vancouver British Columbia and Pulp,
               Paper and Woodworkers of Canada Local 5 British Columbia effective December 1, 1994 to
               November 30, 1997, incorporated by reference from Exhibit 10.50 to the Company's Annual
               Report on Form 10-K for the fiscal year ended September 30, 1994.
    +10.23   --Methanol Production Agreement between BP Chemicals Inc. and the Company dated
               September 26, 1996, incorporated by reference from Exhibit 10.33 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
     10.24   --Consulting Agreement dated April 23, 1996, among The Sterling Group, Inc.,  STX
               Acquisition Corp., and STX Chemicals Corp, incorporated by reference from Exhibit_ to the
               Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
     10.25   --Asset Purchase Agreement, dated December 23, 1996, among Sterling Fibers, Inc., Sterling
               Chemicals, Inc., Sterling Chemicals Holdings, Inc., Cytec Acrylic Fibers Inc., Cytec Technology
               Corp. and Cytec Industries Inc., incorporated by reference from Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996.
   **21.1    --Subsidiaries of Sterling Chemicals Holdings, Inc.
   **23.1    --Consent of Deloitte & Touche LLP
   **23.2    --Consent of Coopers & Lybrand L.L.P.
   **27.1    --Financial Data Schedule - Sterling Chemicals Holdings, Inc.
   **27.2    --Financial Data Schedule - Sterling Chemicals, Inc.

**   Filed herewith.
+ Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.
++ Filed herewith and confidential treatment has been requested with respect to portions of this exhibit.