Form 10-Q
period 1997-12-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1998-02-13
CIK 795662, 1014669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1997

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

COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    76-0502785
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

      1200 SMITH STREET, SUITE 1900
        HOUSTON, TEXAS 77002-4312                     (713) 650-3700
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

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     As of January 31, 1998, Sterling Chemicals Holdings, Inc. had 12,370,799 shares of common stock outstanding. As of January 31, 1998, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

     This combined Form 10-Q is separately filed by Holdings and Chemicals (each as defined herein). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Certain capitalized terms used in this Form 10-Q are defined in the Notes to Condensed Consolidated Financial Statements, included herein.


PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                       DECEMBER 31,   SEPTEMBER 30,
                                                                                                            1997          1997
                                                                                                       ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................................        $   4,593     $   7,958
   Accounts receivable .........................................................................          149,503       167,248
   Inventories .................................................................................          106,997        87,870
   Prepaid expenses ............................................................................           11,759        10,956
   Deferred income taxes .......................................................................            9,977        10,005
                                                                                                        ---------     ---------
   Total current assets ........................................................................          282,829       284,037
Property, plant and equipment, net .............................................................          478,413       492,036
Other assets ...................................................................................           97,882       102,898
                                                                                                        ---------     ---------
      Total assets .............................................................................        $ 859,124     $ 878,971
                                                                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ............................................................................        $  92,648     $  80,658
   Accrued liabilities .........................................................................           75,120        77,565
   Current portion of long-term debt ...........................................................            5,616         5,710
                                                                                                        ---------     ---------
      Total current liabilities ................................................................          173,384       163,933
Long-term debt .................................................................................          869,167       876,281
Deferred income taxes ..........................................................................           31,746        36,038
Deferred credits and other liabilities .........................................................           70,331        73,336
Common stock held by ESOP ......................................................................            7,688         7,688
Less: unearned compensation ....................................................................           (5,022)       (5,570)
Redeemable preferred stock .....................................................................           16,422        15,793
Commitments and contingencies
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 11,938,000 shares issued and 11,710,000 outstanding at December 31, 1997; and 11,942,000
     shares issued and 11,714,000 shares outstanding at September 30, 1997 .....................              120           120
   Additional paid-in capital ..................................................................         (542,485)     (542,485)
   Retained earnings ...........................................................................          266,918       277,691
   Pension Adjustment ..........................................................................              (31)          (31)
   Accumulated translation adjustment ..........................................................          (26,384)      (21,093)
                                                                                                        ---------     ---------
                                                                                                         (301,862)     (285,798)
   Treasury stock, at cost, 228,000 shares at December 31, 1997 and September 30, 1997 .........           (2,730)       (2,730)
                                                                                                        ---------     ---------
        Total stockholders' equity (deficiency in assets) ......................................         (304,592)     (288,528)
                                                                                                        ---------     ---------
             Total liabilities and stockholders' equity (deficiency in assets) .................        $ 859,124     $ 878,971
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

                        STERLING CHEMICALS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                               1997           1996
                                                                             ---------     ----------
Revenues ................................................................    $ 230,236      $ 186,926
Cost of goods sold ......................................................      207,739        171,843
                                                                             ---------      ---------
Gross profit ............................................................       22,497         15,083
Selling, general, and administrative expenses ...........................       11,716          6,435
Other (income) expense ..................................................           --           (309)
Interest and debt related expenses, net of interest income ..............       25,303         18,624
                                                                             ---------      ---------
Loss before income taxes ................................................      (14,522)        (9,667)
Benefit for income taxes ................................................       (4,377)        (2,469)
                                                                             ---------      ---------
Net loss ................................................................      (10,145)        (7,198)
Preferred stock dividend and accretion ..................................          628             --
                                                                             ---------      ---------
Net loss attributable to common stockholders ............................    $ (10,773)     $  (7,198)
                                                                             =========      =========
Net loss per common share ...............................................    $   (0.91)     $   (0.68)
                                                                             =========      =========
Weighted average shares outstanding .....................................       11,877         10,608
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

                        STERLING CHEMICALS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                      ------------------------------
                                                                                        1997                1996
                                                                                      ----------         -----------

Cash flows from operating activities:
   Cash received from customers ................................................       $ 260,282         $ 205,361
   Miscellaneous cash receipts .................................................             552             6,590
   Cash paid to suppliers and employees ........................................        (231,600)         (192,576)

   Interest paid ...............................................................         (16,148)           (5,754)
   Interest received ...........................................................              44               100
   Income taxes paid ...........................................................            (108)             (793)
                                                                                       ---------         ---------
Net cash provided by operating activities ......................................          13,022            12,928
                                                                                       ---------         ---------
Cash flows from investing activities:
   Capital expenditures ........................................................          (5,027)          (18,456)
                                                                                       ---------         ---------
Cash flows from financing activities:
   Proceeds from long-term debt ................................................           9,495             9,600
   Repayment of long-term debt .................................................         (20,740)           (9,506)
   Issuance of common stock ....................................................              --             3,000
   Purchase of treasury stock ..................................................              --              (527)
   Other .......................................................................              35                --
                                                                                       ---------         ---------
Net cash provided by (used in)  financing activities ...........................         (11,210)            2,567
                                                                                       ---------         ---------
Effect of exchange rate on cash ................................................            (150)              (50)
                                                                                       ---------         ---------
Net decrease in cash and cash equivalents ......................................          (3,365)           (3,011)
Cash and cash equivalents--beginning of period ..................................          7,958             5,609
                                                                                       ---------         ---------
Cash and cash equivalents--end of period ........................................      $   4,593         $   2,598
                                                                                       =========         =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                 RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES


                                                                                                      THREE MONTHS ENDED
                                                                                                          DECEMBER 31,
                                                                                                   -------------------------
                                                                                                      1997           1996
                                                                                                   ----------     ----------
Net loss .......................................................................................     $(10,145)     $ (7,198)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization ...............................................................       14,006        10,356
   Debt fee amortization .......................................................................        1,094         1,146
   Loss on disposal of assets ..................................................................          242          --
   Deferred tax expense ........................................................................       (3,482)          919
   Unearned compensation .......................................................................          280           406
   Discount note amortization ..................................................................        4,169         3,745

Change in:

   Accounts receivable .........................................................................       16,625        (1,410)
   Inventories .................................................................................      (19,463)      (14,129)
   Prepaid expenses ............................................................................          343        (1,507)
   Other assets ................................................................................        1,776        (6,087)
   Accounts payable ............................................................................       10,153         6,571
   Accrued liabilities .........................................................................       (6,862)        3,764
   Interest payable ............................................................................        5,750         6,006
   Taxes payable ...............................................................................         (950)         (925)
   Other liabilities ...........................................................................         (514)       11,271
                                                                                                     --------      --------
Net cash provided by operating activities ......................................................     $ 13,022      $ 12,928
                                                                                                     ========      ========

        The accompanying notes are an integral part of the condensed financial statements.

                            STERLING CHEMICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                                       1997          1997
                                                                                                  ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................................     $  4,549      $  7,958
   Accounts receivable .........................................................................      150,435       167,898
   Inventories .................................................................................      106,997        87,870
   Prepaid expenses ............................................................................       10,798        10,031
   Deferred income tax benefit .................................................................        9,977        10,005
                                                                                                     --------      --------
      Total current assets .....................................................................      282,756       283,762

Property, plant and equipment, net .............................................................      478,413       492,036
Other assets ...................................................................................       94,630        99,519
                                                                                                     --------      --------
        Total assets ...........................................................................     $855,799      $875,317
                                                                                                     ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ............................................................................     $ 92,648      $ 80,658
   Accrued liabilities .........................................................................       75,120        77,565
   Current portion of long-term debt ...........................................................        5,616         5,710
                                                                                                     --------      --------
      Total current liabilities ................................................................      173,384       163,933

Long-term debt .................................................................................      757,432       768,870
Deferred income tax liability ..................................................................       39,731        42,646
Deferred credits and other liabilities .........................................................       70,332        73,337
Common stock held by ESOP ......................................................................        7,688         7,688
Less: unearned compensation ....................................................................       (5,022)       (5,570)

Commitments and contingencies
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value ................................................................           --            --
   Additional paid-in capital ..................................................................     (139,786)     (139,786)
   Retained earnings (deficit) .................................................................      (21,548)      (14,677)
   Pension adjustment ..........................................................................          (31)          (31)
   Accumulated translation adjustment ..........................................................      (26,381)      (21,093)
                                                                                                     --------      --------
      Total stockholder's equity (deficiency in assets) ........................................     (187,746)     (175,587)
                                                                                                     --------      --------
        Total liabilities and stockholder's equity (deficiency in assets) ......................     $855,799      $875,317
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

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                    -----------------------
                                                                                      1997          1996
                                                                                    ---------    ----------
Revenues .........................................................................  $230,236      $186,926
Cost of goods sold ...............................................................   207,739       171,843
                                                                                    --------      --------
Gross profit .....................................................................    22,497        15,083
Selling, general and administrative expenses .....................................    11,435         6,080
Other (income) expense ...........................................................        --          (309)
Interest and debt related expenses ...............................................    20,897        14,801
Interest income from parent ......................................................        --        (1,788)
                                                                                    --------      --------
Loss before income taxes .........................................................    (9,835)       (3,701)
Benefit for income taxes .........................................................    (2,964)         (523)
                                                                                    --------      --------
Net loss .........................................................................  $ (6,871)     $ (3,178)
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

                            STERLING CHEMICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                      THREE MONTHS ENDED
                                                                                                          DECEMBER 31,
                                                                                                    ------------------------
                                                                                                       1997          1996
                                                                                                    ---------     ----------
Cash flows from operating activities:
   Cash received from customers ................................................................     $260,282      $205,361
   Miscellaneous cash receipts .................................................................          516         6,501
   Cash paid to suppliers and employees ........................................................     (231,600)     (193,100)
   Interest paid ...............................................................................      (16,148)       (5,754)
   Interest received ...........................................................................           36           100
   Income taxes paid ...........................................................................         (108)         (793)
                                                                                                     --------      --------

Net cash provided by operating activities ......................................................       12,978        12,315
                                                                                                     --------      --------
Cash flows from investing activities:
   Capital expenditures ........................................................................       (5,027)      (18,456)
                                                                                                     --------      --------

Cash flows from financing activities:
   Proceeds from long-term debt ................................................................        9,495         9,600
   Repayment of long-term debt .................................................................      (19,635)       (9,506)
   Repayment of amounts due parent .............................................................       (1,105)           --
   Contributions from parent ...................................................................           --         3,000
   Other .......................................................................................           35            --
                                                                                                     --------      --------
Net cash provided by (used in) financing activities ............................................      (11,210)        3,094
                                                                                                     --------      --------
Effect of exchange rate on cash ................................................................         (150)          (50)
                                                                                                     --------      --------
Net decrease in cash and cash equivalents ......................................................       (3,409)       (3,097)

Cash and cash equivalents--beginning of period ..................................................       7,958         5,581
                                                                                                     --------      --------
Cash and cash equivalents--end of period ........................................................    $  4,549      $  2,484
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

                            STERLING CHEMICALS, INC.

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES


                                                                                                         THREE MONTHS ENDED
                                                                                                            DECEMBER 31,
                                                                                                    --------------------------
                                                                                                       1997           1996
                                                                                                    ----------    ------------
Net loss .......................................................................................     $ (6,871)     $ (3,178)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization ...............................................................       14,006        10,356

   Debt fee amortization .......................................................................          848         1,066
   Loss on disposal of assets ..................................................................          242          --
   Deferred tax expense ........................................................................       (2,105)        2,265
   Unearned compensation .......................................................................          280           406

Change in:

   Accounts receivable .........................................................................       16,589        (3,637)
   Inventories .................................................................................      (19,463)      (14,129)
   Prepaid expenses ............................................................................          379           935
   Other assets ................................................................................        1,776        (6,614)
   Accounts payable ............................................................................        9,871         6,571
   Accrued liabilities .........................................................................       (6,861)        3,764
   Interest payable ............................................................................        5,750         6,006
   Taxes payable ...............................................................................         (950)       (2,767)
   Other liabilities ...........................................................................         (513)       11,271
                                                                                                     --------      --------

Net cash provided by operating activities ......................................................     $ 12,978      $ 12,315
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

                        STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries (Holdings and its subsidiaries collectively, the "Company") and Sterling Chemicals, Inc. and its subsidiaries (collectively, "Chemicals") as of December 31, 1997 and their consolidated results of operations and cash flows for the applicable three months ended December 31, 1997 and 1996. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "Annual Report"). The accompanying condensed consolidated balance sheets as of September 30, 1997, have been derived from the audited consolidated balance sheets as of September 30, 1997, included in the Annual Report. The accompanying condensed consolidated financial statements as of and for the three months ended December 31, 1997, have been subjected to a review by Deloitte & Touche LLP, the Company's independent public accountants, whose reports are included herein.

   Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).


2. INVENTORIES:

                                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                                              1997            1997
                                                                                          ------------   ------------
Inventories consisted of the following (in thousands):
Finished products......................................................................     $  61,829      $ 47,572
Raw materials..........................................................................        14,862        17,800
Inventories under exchange agreements..................................................        10,097         2,179
Stores and supplies....................................................................        20,209        20,319
                                                                                           ----------      --------
                                                                                           $  106,997      $ 87,870
                                                                                          ===========      ========

3. LONG-TERM DEBT:


                                                                                          DECEMBER 31,  SEPTEMBER 30,
                                                                                             1997           1997
                                                                                          ------------  -------------
Long-term debt consisted of the following (in thousands):
Revolving credit facility .............................................................     $     --      $  9,400

Term loans ............................................................................      275,000       275,334
Saskatoon term loans ..................................................................       52,513        53,822

ESOP term loan ........................................................................        4,469         4,875
11 1/4% Notes .........................................................................      153,064       153,148
11 3/4% Notes .........................................................................      275,000       275,000
13 1/2%  Notes ........................................................................      114,737       110,412
                                                                                            --------      --------
   Total debt outstanding .............................................................      874,783       881,991
Less:
   Current maturities .................................................................       (5,616)       (5,710)
                                                                                            --------      --------
Total long-term debt ..................................................................     $869,167      $876,281
                                                                                            ========      ========


     The Company's ability to comply with the covenants and other terms of its various debt agreements, meet its debt service obligations, and repay principal when due will depend on the future performance of the Company. The future performance of the Company is subject to a number of uncertainties. The Company was in compliance with the financial covenants in effect as of December 31, 1997. However, if weak market conditions (particularly in various countries in the Far East) continue to negatively impact the sales prices, margins, and volumes of the Company's products (particularly styrene, acrylonitrile, and acrylic fibers), the Company may have difficulty remaining in compliance with several of the financial covenants under certain of its debt agreements. If the Company fails to remain in compliance with any financial covenants, the Company believes it can obtain curative amendments or waivers for the non-compliance to its current debt agreements; however, no assurances can be given that these amendments or waivers will be obtained. In the event amendments or waivers are not obtained, debt holders may pursue remedies available to them under the relevant debt agreements.



4. COMMITMENTS AND CONTINGENCIES:

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


Environmental Regulations

     The Company's operations involve the handling, production, transportation, and disposal of materials classified as hazardous or toxic and are extensively regulated under environmental and health and safety laws. Operating permits which are required for the Company's operations are subject to periodic renewal and may be revoked or modified for cause. New laws or permit requirements and conditions may affect the Company's operations, products, or waste disposal. Past or future operations may result in claims or liabilities. Expenditures could be required to upgrade waste water collection, pretreatment, or disposal systems or for other matters related to handling, production, transportation, and disposal of materials classified as hazardous or toxic. No assurances can be given that the Company will not incur material environmental expenditures associated with its facilities, operations, or products.

Legal Proceedings

     Ammonia Release Lawsuits. A description of the ammonia release lawsuit is found under "Legal Proceedings" in Note 7 of the "Notes To Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, the Company continues to vigorously defend against the claims of the approximately 1,600 remaining plaintiffs. The Company has settled such lawsuits with certain of the original plaintiffs on an on-going basis and anticipates that such practice will continue.

     Nickel Carbonyl Lawsuit. A description of the nickel carbonyl lawsuit is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. A total of twelve contract employees allegedly exposed to nickel carbonyl have filed a lawsuit against Chemicals seeking unspecified damages for personal injuries. Additional claims and litigation against Chemicals asserting similar claims may ensue.

     Other Lawsuits. The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

Litigation Contingency

     The Company has made estimates of the reasonably possible range of its liability with regard to outstanding litigation for which it may incur liability. In addition, liabilities have been accrued based on the estimated probable loss from such litigation. These estimates are based on management's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company. The Company, therefore, has also made estimates of its probable recoveries under these insurance policies or third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors, and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing, as of December 31, 1997, the Company has accrued approximately $6.5 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $6.0 million. At December 31, 1997, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $11 million. The Company believes that this additional reasonably possible loss is substantially covered by insurance.

     While the Company has based its estimates on its evaluation of available information to date and the other matters described above, much of the litigation is in its early stages and it is impossible to predict with certainty the ultimate outcome. The Company will adjust its estimates as necessary if and when additional information is developed and evaluated. However, the Company believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, results of operations, or cash flows of the Company. The timing of probable insurance recoveries, and additional accruals or payment of liabilities, if any, are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


5. NEW ACCOUNTING STANDARDS:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS previously prescribed with a presentation of basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The statement also requires presentation of diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. The Company adopted SFAS No. 128 for fiscal 1998 and has restated prior year amounts to reflect adoption of the new standard. As losses were incurred for each of the three-month periods ended December 31, 1997 and 1996, basic and dilutive EPS are the same amount for these periods.

     SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. Management is currently evaluating the disclosures required when these two statements are adopted in the first quarter of fiscal 1999.


6. BUSINESS ACQUISITIONS:

     On January 31, 1997, the Company acquired the acrylic fibers business from Cytec Industries Inc. (the "AFB Acquisition"). The acrylic fibers business, now owned by two wholly owned subsidiaries of Chemicals (collectively "Sterling Fibers"), recorded sales of approximately $92 million during the eight months of operations in fiscal 1997 and consists of an acrylic fibers plant located near Pensacola, Florida, and several associated marketing and research offices. The Company used the purchase method to account for the AFB Acquisition and operating results of Sterling Fibers beginning February 1, 1997 are included with those of the Company.

     On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd. ("Saskatoon Chemicals"), a subsidiary of Weyerhaeuser Canada Ltd. (the "Saskatoon Acquisition"). The acquired assets include a manufacturing plant near Saskatoon, Saskatchewan, and are used by Sterling Sask to manufacture sodium chlorate, caustic soda, calcium hypochlorite, chlorine, and hydrochloric acid. The Company used the purchase method to account for the acquisition and operating results of Sterling Sask beginning July 10, 1997 are included with those of the Company.

     The following table presents the unaudited pro forma results of operations of the Company as if the AFB Acquisition and the Saskatoon Acquisition had occurred on October 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the AFB Acquisition and the Saskatoon Acquisition been made at the beginning of fiscal year 1997 or of results which may occur in the future (in thousands, except per share amounts).


                                                              Pro Forma
                                                             Three Months
                                                                Ended
                                                            December 31,
                                                                1996
                                                            -----------
Revenues...................................................  $230,100
Net loss before extraordinary items........................    (9,200)
Net loss attributable to common stockholders...............    (9,700)
Net loss per common share..................................  $ ( 0.81)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 3, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of December 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of Chemicals' management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chemicals as of September 30, 1997, and the related consolidated statement of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 3, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain capitalized terms used herein but not defined have the meanings assigned to them in the Notes To Condensed Consolidated Financial Statements or in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.


OVERVIEW

     Holdings is a holding company whose only material asset is its investment in Chemicals. Holdings' only material liabilities are its obligation to repay the 13 1/2% Senior Secured Discount Notes due 2008 (the "13 1/2% Notes"), redeem its outstanding preferred stock, and certain other contingent obligations. Chemicals owns substantially all of the consolidated operating assets and is obligated for substantially all remaining liabilities of the Company. Other than the additional interest expense associated with the 13 1/2% Notes, the results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals, would not, in the opinion of the Company, provide any additional meaningful information.


RECENT DEVELOPMENTS

     On January 28, 1998, one of the Company's suppliers experienced a fire in the Partial Oxidation Unit used by the supplier to provide carbon monoxide and hydrogen to the Company's Texas City petrochemical plant. As a result of this incident, the Company estimates it will be forced to shutdown its acetic acid unit and a portion of its plasticizers unit at the Texas City plant for a portion of the second quarter of fiscal 1998. The Company believes that the aforementioned incident will not have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

     During January 1998, 64 Company employees took early retirement under a voluntary severance program established by the Company at its facility in Texas City, Texas. The Company expects to record a pre-tax charge of approximately $3.0 million in the second quarter of fiscal 1998 for costs associated with the workforce reduction. The Company anticipates annual savings from such workforce reduction of approximately $3.0 million.

     Effective January 1, 1998, the Company extended, for a period of at least ten years, the plasticizers product sales agreement with BASF Corporation.

     On November 14, 1997, the Environmental Protection Agency issued the combined air and water "Cluster Rule" setting new air and water quality standards for the pulp and paper industry. The new standards support substitution of chlorine dioxide, which is produced from sodium chlorate (a product of the Company), for elemental chlorine in the pulp bleaching process.


RESULTS OF OPERATIONS

     Revenues for the first quarter of fiscal 1998 were $230 million compared to revenues of $187 million for the first quarter of fiscal 1997, an increase of 23%. The AFB Acquisition, the Saskatoon Acquisition, and the increase in methanol unit and acrylonitrile sales volumes had a positive impact on revenues in the first quarter of fiscal 1998, partially offset by reduced styrene sales volumes and acrylonitrile sales prices. Revenues excluding the impact of the AFB Acquisition and the Saskatoon Acquisition would have been $193 million. A net loss of $10.8 million, or $0.91 per share, was recorded for the first quarter of fiscal 1998 compared to a net loss of $7.2 million, or $0.68 per share, for the first quarter of fiscal 1997. The increase in net loss is primarily due to: (i) reduced acrylonitrile and styrene margins; (ii) weak markets in acrylic fibers; and (iii) increased interest expense resulting from financings related to the AFB Acquisition and the Saskatoon Acquisition and the issuance of $150,000,000 of 11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes").

Petrochemicals and Fibers

     For the first quarter of fiscal 1998, revenues from the petrochemical and fibers businesses increased 23% to $177 million as compared to $144 million in the prior year period. The increase in revenues was primarily due to revenues from the AFB Acquisition, increased methanol sales volumes, and increased acrylonitrile sales volumes. These increases were partially offset by decreased acrylonitrile and styrene sales prices and reduced styrene volumes. The economic conditions in Asia negatively impacted market conditions, particularly for the Company's styrene, acrylonitrile, and acrylic fibers products. The Company's petrochemical and fibers businesses recorded an operating loss of $0.5 million for the first three months of fiscal 1998 compared to an operating loss of $2.5 million for the same period of fiscal 1997. The decrease in operating loss is a result of stronger operational performance in methanol and increased profitability in acetic acid, which offset declines in acrylonitrile performance.

     Styrene. Styrene revenues decreased 12% to $68 million in the first quarter of fiscal 1998 compared to the same period in fiscal 1997. Styrene sales prices decreased 5% from the same fiscal 1997 period and sales volumes decreased 11% primarily due to weaker market conditions, particularly in the Far East export market. The prices of styrene's major raw materials, benzene and ethylene, were approximately 3% and 4% lower, respectively, during the first quarter of fiscal 1998 compared to the same period in fiscal 1997. As a result, styrene margins were slightly lower in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

     Acrylonitrile. Acrylonitrile revenues increased 23% to $32 million in the first quarter of fiscal 1998 compared to the same period in fiscal 1997. The increased revenues were primarily due to increased volumes of 41% for the first three months of fiscal 1998 as compared to the same period of fiscal 1997, partially offset by a 12% decrease in sales prices. The 41% increase in volume was primarily due to increased facility utilization. The 12% decrease in sales prices was primarily due to weaker market conditions, primarily in the Far East export market. The prices of acrylonitrile's major raw materials, propylene and ammonia, were approximately 7% and 22% lower, respectively, in the first quarter of fiscal 1998 than for the corresponding period in fiscal 1997. Acrylonitrile margins decreased in the first quarter of fiscal 1998 compared to the same period of fiscal 1997, as significantly lower sales prices more than offset the lower raw material costs.

     Methanol. Methanol revenues for the first quarter of fiscal 1998 were $21 million as compared to $14 million in the corresponding period of fiscal 1997. The 50% increase in revenues was primarily due to increased sales volumes and increased sales prices. The increase in volumes was primarily due to a three-week shutdown in October 1996 to repair problems discovered in the methanol unit's initial demonstration period. Margins improved in the first quarter of fiscal 1998 as compared to the prior fiscal year period due to increased sales prices and lower raw materials cost. In addition, the methanol unit benefited from operating at 109% of capacity in the first quarter of fiscal 1998 as compared to operating at 76% of capacity in the prior fiscal year period as a result of the aforementioned shutdown.

     Fibers. Sterling Fibers recorded revenues of $26 million during the first quarter of fiscal 1998. Sterling Fibers was acquired during the second quarter of fiscal 1997, and therefore had no revenues in the comparable first quarter of fiscal 1997. Sterling Fibers performance was negatively impacted by weak market conditions, particularly in the Far East export market.

     Other Petrochemical Products. Revenues from the Company's other petrochemical products (including acetic acid, plasticizers, tertiary butylamine, and sodium cyanide) in the first quarter of fiscal 1998 were $30 million, an increase of 10% when compared to the same period last fiscal year. The Company's other petrochemical products also had an increase in operating earnings in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. The increase in revenues and operating earnings was primarily due to better operating performance in acetic acid.

Pulp Chemicals

     Revenues from the Company's pulp chemical business increased 24% to $54 million for the first quarter of fiscal 1998, when compared to the same period last fiscal year. The increase in revenues was primarily due to an increase in sales volumes of sodium chlorate of 46% when compared to the corresponding three-month period of fiscal 1997. The increase in sales volumes was primarily due to the startup of the Valdosta Plant in December 1996 and the additional volumes from the recent Saskatoon Acquisition. Average sales prices for sodium chlorate declined 9% in the first quarter of fiscal 1998 compared to the corresponding period in fiscal 1997. The 9% decline was primarily due to weaker market conditions resulting, in part, from the economic environment in various countries in the Far East. Revenues from the sale of generators and royalty income decreased 36% in the first quarter of fiscal 1998 compared to the corresponding period of fiscal 1997. This decrease in revenues was primarily due to reduced project work related to generators. With the recent passage of the Cluster Rule, the Company anticipates increased generator sales activity as the mandatory implementation date approaches.

Selling, General, and Administrative Expenses

     Selling, general, and administrative ("SG&A") expense increased to $12 million during the first quarter of fiscal 1998 as compared to $7 million in the comparable period of fiscal 1997. The increase was primarily due to SG&A expense related to the new fibers business and the new Saskatoon chemical business.

Interest and Debt Related Expense

     Interest and debt related expenses for the first quarter of fiscal 1998 were $25 million compared to $19 million for the corresponding period in fiscal 1997. This increase is primarily due to the additional debt incurred in connection with the AFB Acquisition and Saskatoon Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

Debt Structure

     As of December 31, 1997, the Company's debt structure consisted of: (i) term loans due March 31, 2003 and September 30, 2004 (the "Term Loans"); (ii) Saskatoon Term Loans due June 30, 2002 and June 30, 2005; (iii) the 11 3/4% Notes; (iv) a series of 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes"); (v) the 13 1/2% Notes; (vi) an ESOP Term Loan due September 30, 2000; and (vii) a revolving credit facility providing up to $125 million (subject to a monthly borrowing base calculation) in revolving loans (the "Revolver") (see
Note 3 to the Notes to Condensed Financial Statements). At December 31, 1997, the Company's long-term debt (including current maturities) totaled $874.8 million.

     The Company intends to meet its liquidity needs for operating activities and capital expenditures (other than acquisitions) through internally generated funds and, to the extent necessary, borrowings under the Revolver. As of December 31, 1997, the Company had no amounts drawn and approximately $2.3 million in letters of credit outstanding under the Revolver, thereby decreasing the available commitments under the Revolver at such time to $122.7 million (compared to an available commitment thereunder as of September 30, 1997, of $113.0 million). Available credit under the Revolver for loans and letters of credit is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At December 31, 1997, the borrowing base did not limit such available credit. The Revolver matures on March 31, 2003. The Company believes its internally generated funds and the undrawn amount of the Revolver will be sufficient to meet its liquidity needs during fiscal 1998.

     The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, will be affected by the covenants in its various debt agreements and by cash requirements for debt service. The credit agreement governing the Revolver (the "Credit Agreement") and the indentures governing the 11 1/4% Notes, 11 3/4% Notes, and 13 1/2% Notes (the "Indentures") contain numerous financial and operational covenants, including, without limitation, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness, as well as the obligation of the Company to maintain certain financial ratios. Based on the Company's pro forma results of operations for the four quarters ended December 31, 1997, these restrictions currently operate to prevent the Company from incurring any additional debt other than debt incurred under the Revolver or pursuant to certain limited "baskets" and other exceptions. Under limited circumstances, the Company may, however, consummate additional acquisitions under the Credit Agreement and the Indentures (i) through the incurrence of debt in Unrestricted Subsidiaries (as defined in the Indentures and the Credit Agreement) or (ii) if the pro forma effect of such acquisition has a sufficient positive impact on certain financial ratios. The Company generally will not have access to the cash flows of Unrestricted Subsidiaries, as in the case of Sterling Sask. The Credit Agreement also requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Term Loans. No such mandatory prepayment is required in fiscal 1998.

     The Company's ability to comply with the covenants and other terms of its various debt agreements, meet its debt service obligations, and repay principal when due will depend on the future performance of the Company. The future performance of the Company is subject to a number of uncertainties. The Company was in compliance with the financial covenants in effect as of December 31, 1997. However, if weak market conditions (particularly in various countries in the Far East) continue to negatively impact the sales prices, margins, and volumes of the Company's products (particularly styrene, acrylonitrile, and acrylic fibers), the Company may have difficulty remaining in compliance with several of the financial covenants under certain of its debt agreements. If the Company fails to remain in compliance with any financial covenants, the Company believes it can obtain curative amendments or waivers for the non-compliance to its current debt agreements; however, no assurances can be given that these amendments or waivers will be obtained. In the event amendments or waivers are not obtained, debt holders may pursue remedies available to them under the relevant debt agreements.

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

Working Capital

     Working capital of the Company was $109 million at December 31, 1997, down from $120 million at September 30, 1997. The $11 million decrease in working capital was primarily due to lower receivables.

Cash Flow

     Net cash provided by operations was $13 million for both the first quarter of fiscal 1998 and fiscal 1997.

Capital Expenditures

     The Company's capital expenditures for the first three months of fiscal 1998 were $5 million compared to $18 million in the same period in fiscal 1997. The capital expenditures in the first three months of fiscal 1998 were primarily related to routine safety, environmental, and replacement capital. The capital expenditures in the first three months of fiscal 1997 were primarily related to the construction of the Valdosta, Georgia sodium chlorate plant, along with a distributive control system installation at the Company's acrylonitrile unit. During the remainder of fiscal 1998, the Company expects to spend approximately $20 million to $25 million on process modernization, routine safety, environmental, and replacement capital. The Company expects to fund its remaining fiscal 1998 capital expenditures from operating cash flow, plus borrowings under the Revolver, if needed.



NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements (other than statements of historical facts) included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of the Company's industry, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The information under "Legal Proceedings" in the Notes to Condensed Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended December 31, 1997. However, the Company's Annual Meeting of Stockholders was held on January 28, 1998, at which time the Company's nine nominees for directors were elected, the appointment of Deloitte & Touche LLP as the independent auditors of the financial statements of the Company for the fiscal year ended September 30, 1998 was ratified, and the Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and Incentive Plan was approved.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q.


 EXHIBIT
 NUMBER                         DESCRIPTION OF EXHIBIT

   11.1    --Earnings Per Share Calculation.

   27.1    --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

   27.2    --Financial Data Schedule of Sterling Chemicals, Inc.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                          STERLING CHEMICALS HOLDINGS, INC.
                                          STERLING CHEMICALS, INC.
                                          (Registrants)



Date: February 13, 1998                   /s/   ROBERT W. ROTEN
                                          -------------------------------
                                          Robert W. Roten
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: February 13, 1998                   /s/   GARY M. SPITZ
                                          -------------------------------
                                          Gary M. Spitz
                                          Vice President-Finance and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS

   11.1    --Earnings Per Share Calculation.

   27.1    --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

   27.2    --Financial Data Schedule of Sterling Chemicals, Inc.