Form 10-K/A
period 1997-09-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1998-04-03
CIK 795662, 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K

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

                     EXPLANATORY NOTE TO AMENDMENT NO. 1

         The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1997, for the sole purpose of re-filing Exhibit 10.11 thereto, which is referenced in Item 14 "Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K" and in the Index to Exhibits.

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

         3. Exhibits

     The following exhibits are filed as part of this Form 10-K:

    EXHIBIT
    NUMBER                                             DESCRIPTION OF EXHIBIT
    ------                                             ----------------------
    2.1        --Amended and Restated Agreement and Plan of Merger between STX Acquisition Corp. and
                 Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the
                 Company's Current Report on Form 8-K dated April 24, 1996 as amended by Form 8-K/A.
    3.1        --Restated Certificate of Incorporation of Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    3.2        --Certificate of Incorporation of Sterling Chemicals, Inc., as amended, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1996.
    3.3        --Restated Bylaws of Sterling Chemicals Holdings, Inc, incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
    3.4        --Bylaws of Sterling Chemicals, Inc., incorporated by reference from Exhibit 3.4 to the
                 Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                 (Registration No. 333-04343).
    4.1        --Warrant Agreement (including form of Warrant), dated as of August 15, 1996, between
                 Sterling Chemicals Holdings, Inc. and KeyCorp Shareholder Services, Inc. as Warrant Agent,
                 incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-1 of STX
                 Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.2        --Warrant Agreement, dated as of July 10, 1997, between Sterling Chemicals Holdings, Inc.
                 and Harris Trust and Savings Bank as Warrant Agent, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    4.3        --Indenture governing the 13 1/2 % Senior Secured Discount Notes Due 2008 of the Company,
                 incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.4        --Indenture governing the 11 3/4% Senior Subordinated Notes Due 2006 of Sterling Chemicals,
                 Inc. (formerly known as STX Chemicals Corp.), incorporated by reference from Exhibit 4.7 to the
                 Registration Statement on Form S-1 of STX  Acquisition Corp. and STX Chemicals Corp.
                 (Registration No. 333-04343).
    4.5        --Indenture governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling Chemicals, Inc.,
                 incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for
                 the quarterly period ended March 31, 1997.
 ** 4.6        --Amended and Restated Credit Agreement, dated July 10, 1997, among Sterling Chemicals, Inc. and
                 Texas Commerce  Bank, individually and as Administrative Agent, Credit Suisse First Boston,
                 individually and as Documentation Agent, and the other lenders named therein.
    4.7        --Stockholders Agreement, incorporated by reference from Exhibit 4.10 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No.
                 333-04343).
    4.8        --Registration Rights Agreement, incorporated by reference from Exhibit 4.11 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No.
                 333-04343).
    4.9        --Amended and Restated Voting Agreement, dated as of January 22, 1997, incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    4.10       --Tag-Along Agreement, incorporated by reference from Exhibit 4.13 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.11       --Intercreditor Agreement, incorporated by reference from Exhibit 4.14 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals  Corp. (Registration
                 No.333-04343).
    4.12       --Security Agreement (Pledge) between STX Acquisition Corp. and Texas Commerce Bank, incorporated by reference from Exhibit 4.15 to the Registration Statement on Form S-1 of STX
                 Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.12 (a)   --Second Amendment and Supplement to Security Agreement (Pledge) between Sterling Chemicals
                 Holdings, Inc. and Texas Commerce Bank N.A. , dated as of January 31, 1997, incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996.

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
    +10.13   --Amended Lease and Production Agreement dated August 8, 1994, between BP Chemicals
               Americas Inc. and the Company, incorporated by reference from Exhibit 10.21 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
     10.14   --Form of Indemnity Agreement executed between the Company and each of its officers and directors prior to the Merger, incorporated by reference from Exhibit 10.30 to the Company's Annual
               Report on Form 10-K for the fiscal year ended September 30, 1994.
     10.15   --Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form
               10-K for the fiscal year ended September 30, 1996.
     10.16   --Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan,
               incorporated by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K
               for the fiscal year ended September 30, 1989 (Commission File Number 1-10059).
     10.17   --Sterling Chemicals, Inc. Deferred Compensation Plan, incorporated by reference from Exhibit
               10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
               1989 (Commission File Number 1-10059).
     10.18   --Articles of Agreement between the Company, its successors and assigns, and Texas City, Texas
               Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 1996 to May 1, 1999, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
               fiscal year ended September 30, 1996.
     10.19   --Conditional Performance Guaranty dated as of August 20, 1992, by Albright & Wilson, Ltd. in favor of Sterling Pulp Chemicals, Ltd., Sterling Canada, Inc. and the Indemnities identified in
               Section 10.2 of the Purchase Agreement, incorporated by reference from Exhibit 10.38 to the
               Company's Current Report on Form 8-K dated September 3, 1992.
     10.20   --Performance Guaranty dated as of August 20, 1992, by the Company in favor of Tenneco Canada
               Inc., Rio Linda Chemical Co., Albright & Wilson Americas, Inc. and the Indemnities identified in Section 10.3 of the Purchase Agreement, incorporated by reference from Exhibit 10.39 to the
               Company's Current Report on Form 8-K dated September 3, 1992.
    +10.21   --Sales and Purchase Agreement dated April 1, 1994, between BP Chemicals Ltd. and the
               Company, incorporated by reference from Exhibit 10.48 to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1994.
     10.22   --Agreement between Sterling Pulp Chemicals Ltd. North Vancouver British Columbia and Pulp,
               Paper and Woodworkers of Canada Local 5 British Columbia effective December 1, 1994 to
               November 30, 1997, incorporated by reference from Exhibit 10.50 to the Company's Annual
               Report on Form 10-K for the fiscal year ended September 30, 1994.
    +10.23   --Methanol Production Agreement between BP Chemicals Inc. and the Company dated
               September 26, 1996, incorporated by reference from Exhibit 10.33 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
     10.24   --Consulting Agreement dated April 23, 1996, among The Sterling Group, Inc.,  STX
               Acquisition Corp., and STX Chemicals Corp, incorporated by reference from Exhibit 10.34 to the
               Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
     10.25   --Asset Purchase Agreement, dated December 23, 1996, among Sterling Fibers, Inc., Sterling
               Chemicals, Inc., Sterling Chemicals Holdings, Inc., Cytec Acrylic Fibers Inc., Cytec Technology
               Corp. and Cytec Industries Inc., incorporated by reference from Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996.
   **21.1    --Subsidiaries of Sterling Chemicals Holdings, Inc.
   **23.1    --Consent of Deloitte & Touche LLP
   **23.2    --Consent of Coopers & Lybrand L.L.P.
   **27.1    --Financial Data Schedule - Sterling Chemicals Holdings, Inc.
   **27.2    --Financial Data Schedule - Sterling Chemicals, Inc.

**   Filed previously.
+ Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.
++ Filed herewith and confidential treatment has been requested with respect to portions of this exhibit.

     (b) Reports on Form 8-K.

           On July 25, 1997, the Company filed a Current Report on Form 8-K reporting under Items 2 and 7 of such Form; such Form was amended by Form 8-K/A filed September 22, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on this 2nd day of April, 1998.


                                        STERLING CHEMICALS HOLDINGS, INC.
                                        STERLING CHEMICALS, INC.



                                        /s/ DAVID G. ELKINS
                                        ---------------------------------
                                        Name:  David G. Elkins
                                        Title:  Vice President, General Counsel
                                                and Secretary

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                             DESCRIPTION OF EXHIBIT
    ------                                             ----------------------
    2.1        --Amended and Restated Agreement and Plan of Merger between STX Acquisition Corp. and
                 Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the
                 Company's Current Report on Form 8-K dated April 24, 1996 as amended by Form 8-K/A.
    3.1        --Restated Certificate of Incorporation of Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    3.2        --Certificate of Incorporation of Sterling Chemicals, Inc., as amended, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1996.
    3.3        --Restated Bylaws of Sterling Chemicals Holdings, Inc, incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
    3.4        --Bylaws of Sterling Chemicals, Inc., incorporated by reference from Exhibit 3.4 to the
                 Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                 (Registration No. 333-04343).
    4.1        --Warrant Agreement  (including form of Warrant), dated as of August 15, 1996, between
                 Sterling Chemicals Holdings, Inc. and KeyCorp Shareholder Services, Inc. as Warrant Agent,
                 incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-1 of STX
                 Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.2        --Warrant Agreement, dated as of July 10, 1997, between Sterling Chemicals Holdings, Inc.
                 and Harris Trust and Savings Bank as Warrant Agent, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    4.3        --Indenture governing the 13 1/2 % Senior Secured Discount Notes Due 2008 of the Company,
                 incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.4        --Indenture governing the 11 3/4% Senior Subordinated Notes Due 2006 of Sterling Chemicals,
                 Inc.(formerly known as STX Chemicals Corp.), incorporated by reference from Exhibit 4.7 to the
                 Registration Statement on Form S-1 of STX  Acquisition Corp. and STX Chemicals Corp.
                 (Registration No. 333-04343).
    4.5        --Indenture governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling Chemicals, Inc.,
                 incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for
                 the quarterly period ended March 31, 1997.
 ** 4.6        --Amended and Restated Credit Agreement, dated July 10, 1997, among Sterling Chemicals, Inc. and
                 Texas Commerce  Bank, individually and as Administrative Agent, Credit Suisse First Boston,
                 individually and as Documentation Agent, and the other lenders named therein.
    4.7        --Stockholders Agreement, incorporated by reference from Exhibit 4.10 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No.
                 333-04343).
    4.8        --Registration Rights Agreement, incorporated by reference from Exhibit 4.11 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No.
                 333-04343).
    4.9        --Amended and Restated Voting Agreement, dated as of January 22, 1997, incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
    4.10       --Tag-Along Agreement, incorporated by reference from Exhibit 4.13 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.11       --Intercreditor Agreement, incorporated by reference from Exhibit 4.14 to the Registration
                 Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals  Corp. (Registration
                 No.333-04343).
    4.12       --Security Agreement (Pledge) between STX Acquisition Corp. and Texas Commerce Bank, incorporated by reference from Exhibit 4.15 to the Registration Statement on Form S-1 of STX
                 Acquisition Corp. and STX Chemicals Corp. (Registration No. 333-04343).
    4.12 (a)   --Second Amendment and Supplement to Security Agreement (Pledge) between Sterling Chemicals
                 Holdings, Inc. and Texas Commerce Bank N.A., dated as of January 31, 1997, incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996.

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

**   Previously filed.
+ Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.
++ Filed herewith and confidential treatment has been requested with respect to portions of this exhibit.