Form 10-Q/A
period 1997-12-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1998-05-13
CIK 795662, 1014669

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

COMMISSION FILE NUMBER 1-10059

                        STERLING CHEMICALS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                      76-0185186
(STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

     1200 SMITH STREET, SUITE 1900
       HOUSTON, TEXAS 77002-4312                     (713) 650-3700
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (REGISTRANT'S TELEPHONE NUMBER,
                                                    INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                      76-0502785
(STATE OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

    1200 SMITH STREET, SUITE 1900
       HOUSTON, TEXAS 77002-4312                     (713) 650-3700
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

                              --------------------

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

                       EXPLANATORY NOTE TO AMENDMENT NO. 1

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the period ended December 31, 1997, for the sole purpose of filing Exhibit
15.1 thereto, which is referenced in Item 6 "Exhibits and Reports on Form 8-K" and in the Index to Exhibits.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q/A.


EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBIT
------                         -----------------------

**11.1     --  Earnings Per Share Calculation.

 *15.1     --  Letter of Deloitte & Touche LLP regarding unaudited interim financial information

**27.1     --  Financial Data Schedule of Sterling Chemicals Holdings, Inc.

**27.2     --  Financial Data Schedule of Sterling Chemicals, Inc.

*          --  Filed herewith.

**         --  Filed previously.

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


                                    STERLING CHEMICALS HOLDINGS, INC.
                                    STERLING CHEMICALS, INC.
                                    (Registrants)



Date: May 12 , 1998                 /s/   PETER W. DE LEEUW
                                    -------------------------------------------
                                    Peter W. De Leeuw
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 12, 1998                  /s/   GARY M. SPITZ
                                    --------------------------------------------
                                    Gary M. Spitz
                                    Vice President-Finance and Chief Financial
                                      Officer
                                    (Principal Financial Officer)