Form 10-Q
period 1998-03-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1998-05-14
CIK 795662, 1014669

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER 1-10059

                        STERLING CHEMICALS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                76-0185186
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

      1200 SMITH STREET, SUITE 1900                  (713) 650-3700
        HOUSTON, TEXAS 77002-4312            (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                            PAR VALUE $.01 PER SHARE

COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                76-0502785
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

      1200 SMITH STREET, SUITE 1900                  (713) 650-3700
         HOUSTON, TEXAS 77002-4312           (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Sterling Chemicals, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format provided for by General Instruction H(2) of Form 10-Q.

                                   ----------

        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

        As of April 30, 1998, Sterling Chemicals Holdings, Inc. had 12,395,330 shares of common stock outstanding. As of April 30, 1998, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

================================================================================

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


PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                        MARCH 31,      SEPTEMBER 30,
                                                                           1998              1997
                                                                        ----------     -------------
ASSETS

Current assets:
    Cash and cash equivalents ...................................       $    8,841        $    7,958
    Accounts receivable .........................................          133,575           167,248
    Inventories .................................................          100,270            87,870
    Prepaid expenses ............................................            9,235            10,956
    Deferred income taxes .......................................           10,691            10,005
                                                                        ----------        ----------
        Total current assets ....................................          262,612           284,037
Property, plant and equipment, net ..............................          474,231           492,036
Other assets ....................................................           96,347           102,898
                                                                        ----------        ----------
       Total assets .............................................       $  833,190        $  878,971
                                                                        ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
    Accounts payable ............................................       $   68,334        $   80,658
    Accrued liabilities .........................................           79,123            77,565
    Current portion of long-term debt ...........................            5,634             5,710
                                                                        ----------        ----------
        Total current liabilities ...............................          153,091           163,933
Long-term debt ..................................................          884,784           876,281
Deferred income taxes ...........................................           24,895            36,038
Deferred credits and other liabilities ..........................           70,677            73,336
Common stock held by ESOP .......................................            5,938             7,688
Less: unearned compensation .....................................           (3,530)           (5,570)
Redeemable preferred stock ......................................           17,013            15,793
Commitments and contingencies
Stockholders' equity (deficiency in assets):
    Common stock, $.01 par value, 20,000,000 shares
       authorized, 11,942,000 shares issued and
       11,740,000 outstanding at March 31, 1998; and
       11,942,000 shares issued and 11,714,000 shares
       outstanding at September 30, 1997 ........................              120               120
   Additional paid-in capital ...................................         (541,929)         (542,485)
   Retained earnings ............................................          250,039           277,691
   Pension adjustment ...........................................              (31)              (31)
   Accumulated translation adjustment ...........................          (25,321)          (21,093)
   Deferred compensation ........................................             (136)             --
                                                                        ----------        ----------
                                                                          (317,258)         (285,798)
   Treasury stock, at cost, 202,000 shares at March 31,
      1998 and 228,000 shares at September 30, 1997 .............           (2,420)           (2,730)
                                                                        ----------        ----------
        Total stockholders' equity (deficiency in assets) .......         (319,678)         (288,528)
                                                                        ----------        ----------
           Total liabilities and stockholders' equity
              (deficiency in assets) ............................       $  833,190        $  878,971
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

                        STERLING CHEMICALS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         MARCH 31,                    MARCH 31,
                                                                 ------------------------      ------------------------
                                                                    1998          1997            1998           1997
                                                                 ---------      ---------      ---------      ---------
Revenues ...................................................     $ 204,504      $ 239,763      $ 434,740      $ 426,689
Cost of goods sold .........................................       190,116        222,936        397,855        394,779
                                                                 ---------      ---------      ---------      ---------

Gross profit ...............................................        14,388         16,827         36,885         31,910
Selling, general, and administrative expenses ..............        11,964          7,223         23,680         13,349
Other  expense .............................................         2,940           --            2,940           --
Interest  and  debt  related  expenses,  net  of
   interest income .........................................        24,970         20,850         50,273         39,474
                                                                 ---------      ---------      ---------      ---------

Loss before income taxes ...................................       (25,486)       (11,246)       (40,008)       (20,913)
Benefit for income taxes ...................................        (9,198)        (3,435)       (13,575)        (5,904)
                                                                 ---------      ---------      ---------      ---------

Net loss ...................................................       (16,288)        (7,811)       (26,433)       (15,009)
Preferred stock dividend and accretion .....................           591            162          1,219            162
                                                                 ---------      ---------      ---------      ---------

Net loss attributable to common stockholders ...............     $ (16,879)     $  (7,973)     $ (27,652)     $ (15,171)
                                                                 =========      =========      =========      =========

Net loss per common share ..................................     $   (1.37)     $   (0.72)     $   (2.28)     $   (1.40)
                                                                 =========      =========      =========      =========

Weighted average shares outstanding ........................        11,984         11,118         11,918         10,860
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

                        STERLING CHEMICALS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                           1998             1997
                                                                       ------------      ------------
Cash flows from operating activities:

    Cash received from customers ...................................   $    497,231      $    441,473
    Miscellaneous cash receipts (payments) .........................           (795)            9,368
    Cash paid to suppliers and employees ...........................       (449,306)         (414,540)
    Interest paid ..................................................        (39,861)          (28,579)
    Interest received ..............................................            115               266
    Income tax refunds received ....................................          6,864             1,433
                                                                       ------------      ------------
Net cash provided by operating activities ..........................         14,248             9,421
                                                                       ------------      ------------
Cash flows from investing activities:
    Capital expenditures ...........................................        (13,303)          (25,154)
    Purchase of assets-acrylic fibers business .....................           --             (88,200)
    Proceeds-sale of assets ........................................           --                  16
                                                                       ------------      ------------
Net cash used in investing activities                                       (13,303)         (113,338)

Cash flows from financing activities:
    Proceeds from long-term debt ...................................         48,562           146,900
    Repayment of long-term debt ....................................        (48,508)          (50,072)
    Issuance of common stock .......................................           --              12,339
    Purchase of treasury stock .....................................            (99)             (613)
    Other ..........................................................             74            (3,889)
                                                                       ------------      ------------

Net cash provided by financing activities ..........................             29           104,665
                                                                       ------------      ------------
Effect of exchange rate on cash ....................................            (91)              (77)
                                                                       ------------      ------------

Net increase in cash and cash equivalents ..........................            883               671
Cash and cash equivalents--beginning of period .....................          7,958             5,609
                                                                       ------------      ------------
Cash and cash equivalents--end of period ...........................   $      8,841      $      6,280
                                                                       ============      ============

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

                        STERLING CHEMICALS HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES

                                                                              SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                           1998             1997
                                                                       ------------      ------------
Net loss ........................................................      $    (26,433)     $    (15,009)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation and amortization ...............................            28,014            22,973
    Debt fee amortization .......................................             2,198             2,191
    Loss on disposal of assets ..................................               256                 7
    Deferred tax (benefits) expense .............................           (10,496)            3,124
    Unearned compensation .......................................               923             1,067
    Discount note amortization ..................................             8,118             7,507

Change in:

    Accounts receivable .........................................            26,968           (30,299)
    Inventories .................................................           (12,658)            1,201
    Prepaid expenses ............................................             4,210            (6,241)
    Other assets ................................................               598            (7,317)
    Accounts payable ............................................            (8,740)            6,999
    Accrued liabilities .........................................             1,067             7,149
    Interest payable ............................................             3,378             6,783
    Taxes payable ...............................................            (3,089)           (1,234)
    Other liabilities ...........................................               (66)           10,520
                                                                       ------------      ------------
Net cash provided by operating activities .......................      $     14,248      $      9,421
                                                                       ============      ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                 MARCH 31,    SEPTEMBER 30,
                                                                                   1998           1997
                                                                                 ---------    -------------
ASSETS

Current assets:
    Cash and cash equivalents .............................................      $    8,793    $    7,958
    Accounts receivable ...................................................         135,038       167,898
    Inventories ...........................................................         100,270        87,870
    Prepaid expenses ......................................................           7,610        10,031
    Deferred income tax benefit ...........................................          10,691        10,005
                                                                                 ----------    ----------
       Total current assets ...............................................         262,402       283,762

Property, plant and equipment, net ........................................         474,231       492,036
Other assets ..............................................................          92,842        99,519
                                                                                 ----------    ----------
          Total assets ....................................................      $  829,475    $  875,317
                                                                                 ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
    Accounts payable ......................................................      $   68,334    $   80,658
    Accrued liabilities ...................................................          79,126        77,565
    Current portion of long-term debt .....................................           5,634         5,710
                                                                                 ----------    ----------
       Total current liabilities ..........................................         153,094       163,933

Long-term debt ............................................................         768,947       768,870
Deferred income tax liability .............................................          34,186        42,646
Deferred credits and other liabilities ....................................          70,677        73,337
Common stock held by ESOP .................................................           5,938         7,688
Less: unearned compensation ...............................................          (3,530)       (5,570)
Commitments and contingencies
Stockholder's equity (deficiency in assets):
    Common stock, $.01 par value ..........................................            --            --
    Additional paid-in capital ............................................        (139,230)     (139,786)
    Retained earnings (deficit) ...........................................         (35,119)      (14,677)
    Pension adjustment ....................................................             (31)          (31)
    Deferred compensation .................................................            (136)         --
    Accumulated translation adjustment ....................................         (25,321)      (21,093)
                                                                                 ----------    ----------
       Total stockholder's equity (deficiency in assets) ..................        (199,837)     (175,587)
                                                                                 ----------    ----------
          Total liabilities and stockholder's equity (deficiency
               in assets) .................................................      $  829,475    $  875,317
                                                                                 ==========    ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         MARCH 31,                    MARCH 31,
                                                                 ------------------------      ------------------------
                                                                    1998          1997           1998           1997
                                                                 ---------      ---------      --------      ---------
Revenues ...................................................     $ 204,504      $ 239,763      $ 434,740      $ 426,689
Cost of goods sold .........................................       190,116        222,936        397,855        394,779
                                                                 ---------      ---------      ---------      ---------

Gross profit ...............................................        14,388         16,827         36,885         31,910
Selling, general and administrative expenses ...............        11,466          7,012         22,900         12,783
Other (income) expense .....................................         2,940           --            2,940           --
Interest and debt related expenses .........................        20,782         17,011         41,679         31,812
Interest income from parent ................................          --             --             --           (1,788)
                                                                 ---------      ---------      ---------      ---------

Loss before income taxes ...................................       (20,800)        (7,196)       (30,634)       (10,897)
Benefit for income taxes ...................................        (7,228)        (2,553)       (10,192)        (3,076)
                                                                 ---------      ---------      ---------      ---------
Net loss ...................................................     $ (13,572)     $  (4,643)     $ (20,442)     $  (7,821)
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

                            STERLING CHEMICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ----------------------------
                                                                           1998              1997
                                                                        ----------        ----------
Cash flows from operating activities
     Cash received from customers ...............................       $  497,231        $  441,473
     Miscellaneous cash receipts (payments) .....................             (869)            9,412
     Cash paid to suppliers and employees .......................         (449,265)         (415,150)
     Interest paid ..............................................          (39,861)          (28,579)
     Interest received ..........................................              100               261
     Income tax refund received .................................            6,864             1,433
                                                                        ----------        ----------

Net cash provided by operating activities .......................           14,200             8,850
                                                                        ----------        ----------
Cash flows from existing activities:
     Capital expenditures .......................................          (13,303)          (25,154)
     Purchase of assets-acrylic fibers business .................             --             (88,200)
     Proceeds from sale of assets ...............................             --                  16
                                                                        ----------        ----------

Net cash used in investing activities ...........................          (13,303)         (113,338)

Cash flows from financing activities:
     Proceeds from long-term debt ...............................           48,361           146,900
     Repayment of long-term debt ................................          (47,202)          (50,072)
     Intercompany financing .....................................           (1,105)            3,000
     Contributions from parent ..................................             --               8,604
     Other ......................................................              (25)           (3,168)
                                                                        ----------        ----------
Net provided by financing activities ............................               29           105,264

Effect of exchange rate on cash .................................              (91)              (77)
                                                                        ----------        ----------
Net change in cash and cash equivalents .........................              835               699

Cash and cash equivalents - beginning of period .................            7,958             5,581
                                                                        ----------        ----------
Cash and cash equivalents - end of period .......................       $    8,793        $    6,280
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

                            STERLING CHEMICALS, INC.

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES


                                                                              SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                           1998             1997
                                                                       ------------      ------------
Net loss ........................................................       $  (20,442)       $   (7,821)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation and amortization ...............................           28,014            22,973
    Debt Fee Amortization .......................................            1,706             2,029
    Loss on disposal of assets ..................................              256                 7
    Deferred tax (benefit) expense ..............................           (7,813)            5,787
    Unearned compensation .......................................              923             1,067

Change in:

    Accounts receivable .........................................           26,930           (34,753)
    Inventories .................................................          (12,658)            1,201
    Prepaid expenses ............................................            4,910            (4,234)
    Other assets ................................................              562            (7,844)
    Accounts payable ............................................           (9,479)            7,361
    Accrued liabilities .........................................            1,067             7,063
    Interest payable ............................................            3,378             8,570
    Taxes payable ...............................................           (3,089)           (3,076)
    Other liabilities ...........................................              (65)           10,520
                                                                        ----------        ----------
Net cash provided by operating activities .......................       $   14,200        $    8,850
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

                        STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries (Holdings and its subsidiaries collectively, the "Company") and Sterling Chemicals, Inc. and its subsidiaries (collectively, "Chemicals") as of March 31, 1998 and their consolidated results of operations and cash flows for the applicable three month and six month periods ended March 31, 1998 and 1997. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "Annual Report"). The accompanying condensed consolidated balance sheets as of September 30, 1997, have been derived from the audited consolidated balance sheets as of September 30, 1997, included in the Annual Report. The accompanying condensed consolidated financial statements as of and for the three month and six month periods ended March 31, 1998, have been subjected to a review by Deloitte & Touche LLP, the Company's independent public accountants, whose reports are included herein.

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).


2. INVENTORIES:

                                                                        MARCH 31,        SEPTEMBER 30,
                                                                           1998              1997
                                                                        ----------       -------------
Inventories consisted of the following (in thousands):
Finished products ...............................................       $   49,484        $   47,572
Raw materials ...................................................           18,223            17,800
Inventories under exchange agreements ...........................           11,945             2,179
Stores and supplies .............................................           20,618            20,319
                                                                        ----------        ----------
                                                                        $  100,270        $   87,870
                                                                        ==========        ==========

3. LONG-TERM DEBT:

                                                                        MARCH 31,        SEPTEMBER 30,
                                                                           1998              1997
                                                                        ----------       -------------
Long-term debt consisted of the following (in thousands):
Revolving credit facility .......................................       $   12,877        $    9,400
Term loans ......................................................          274,667           275,334
Saskatoon term loans ............................................           51,992            53,822
ESOP term loan ..................................................            4,062             4,875
11 1/4% Notes ...................................................          152,982           153,148
11 3/4% Notes ...................................................          275,000           275,000
13 1/2%  Notes ..................................................          118,838           110,412
                                                                        ----------        ----------
    Total debt outstanding ......................................          890,418           881,991

Less:
    Current maturities ..........................................           (5,634)           (5,710)
                                                                        ----------        ----------
Total long-term debt ............................................       $  884,784        $  876,281
                                                                        ==========        ==========

     During April 1998, the Company obtained certain amendments to the financial covenants contained in its $404.5 million senior secured credit agreement (the "Credit Agreement"). The Company requested the changes in order to reduce the covenant thresholds based on its revised financial projections for fiscal years 1998 and 1999. The amendments span a seven-quarter period, through September 30, 1999.

     The Company's ability to comply with the covenants and other terms of its various debt agreements, meet its debt service obligations, and repay principal when due will depend on the future performance of the Company. The future performance of the Company is subject to a number of uncertainties. The Company was in compliance with the financial covenants in effect as of March 31, 1998. However, if weak market conditions (particularly in various countries in the Far
East) continue to negatively impact the sales prices, margins, and volumes of the Company's products, particularly styrene, acrylonitrile, sodium chlorate, and acrylic fibers, the Company may have difficulty remaining in compliance with the financial covenants under certain of its debt agreements. If the Company fails to remain in compliance with any financial covenants, the Company believes it can obtain curative amendments or waivers for the non-compliance to its current debt agreements; however, no assurances can be given that these amendments or waivers will be obtained. In the event amendments or waivers are not obtained, debt holders may pursue remedies available to them under the relevant debt agreements.

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

Legal Proceedings

     Ammonia Release Lawsuits. A description of the ammonia release lawsuits is found under "Legal Proceedings" in Note 7 of the "Notes To Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, the Company continues to vigorously defend against the claims of the approximately 1,500 remaining plaintiffs. The Company has settled such lawsuits with certain of the original plaintiffs on an on-going basis and anticipates that such practice will continue.

     Nickel Carbonyl Lawsuit. A description of the nickel carbonyl lawsuit is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. A total of fifteen contractor employees allegedly exposed to nickel carbonyl have filed a lawsuit against Chemicals seeking unspecified damages for personal injuries. Additional claims and litigation against Chemicals asserting similar claims may ensue.

     Ethylbenzene Release. On April 1, 1998, a minor chemical leak occurred when a line failed in the ethylbenzene unit at the Company's Texas City petrochemical plant. The released chemicals included ethylbenzene, benzene, polyethylbenzene and a small amount of hydrochloric acid. The Company does not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities.

     The Company anticipates that claims and litigation against Chemicals will ensue as a result of the release. The Company believes that its general liability insurance coverage is sufficient to cover all costs and expenses in excess of the deductible.

     Other Lawsuits. The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

Litigation Contingency

     The Company has made estimates of the reasonably possible range of its liability with regard to outstanding litigation for which it may incur liability. In addition, liabilities have been accrued based on the estimated probable loss from such litigation. These estimates are based on management's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company. The Company, therefore, has also made estimates of its probable recoveries under these insurance policies or third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors, and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing, as of March 31, 1998, the Company has accrued approximately $6.3 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $6.0 million. At March 31, 1998, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $12 million. The Company believes that this additional reasonably possible loss is substantially covered by insurance.

     While the Company has based its estimates on its evaluation of available information to date and the other matters described above, much of the litigation is in its early stages and it is impossible to predict with certainty the ultimate outcome. The Company will adjust its estimates as necessary if and when additional information is developed and evaluated. However, the Company believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, results of operations, or cash flows of the Company. The timing of probable insurance recoveries and additional accruals or payment of liabilities, if any, are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


5.   NEW ACCOUNTING STANDARDS:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS previously prescribed with a presentation of basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The statement also requires presentation of diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. The Company adopted SFAS No. 128 for fiscal 1998 and has restated prior year amounts to reflect adoption of the new standard. As losses were incurred for each of the three month and six month periods ended March 31, 1998 and 1997, basic and dilutive EPS are the same amount for these periods.

     For purposes of computing net loss per common share, net loss has been reduced by an amount equal to the fair market value of Released Shares (as hereinafter defined) at the end of the period, minus the sum of the amount previously recognized as compensation expense with respect to Released Shares and the amount of depreciation/appreciation in value of Released Shares in prior periods. This reduction results from the Company being required, under certain circumstances, to purchase for cash common stock distributed to participants by the Employee Stock Ownership Plan (the "ESOP"). "Released Shares" are shares held by the ESOP but allocated to employees. The weighted average number of outstanding shares and computation of the net loss per common share is as follows (in thousands, except per share data):

                                                                       Three Months Ended             Six Months Ended
                                                                            March 31,                     March 31,
                                                                     ------------------------      ------------------------
                                                                       1998           1997           1998           1997
                                                                     --------       ---------      --------       ---------
Net loss attributable to common stockholders ...................     $ (16,879)     $  (7,973)     $ (27,652)     $ (15,171)
Less depreciation in value of Released Shares ..................           505           --              505           --
                                                                     ---------      ---------      ---------      ---------
Net loss for purpose of computing net loss per share ...........     $ (16,374)     $  (7,973)     $ (27,147)     $ (15,171)
                                                                     =========      =========      =========      =========
Net loss per common share ......................................     $   (1.37)     $   (0.72)     $   (2.28)     $   (1.40)
                                                                     =========      =========      =========      =========
Weighted average shares outstanding ............................        11,984         11,118         11,918         10,860
                                                                     =========      =========      =========      =========


     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. Management is currently evaluating the disclosures required when these two statements are adopted in the first quarter of fiscal 1999.


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

     On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd., a subsidiary of Weyerhaeuser Canada Ltd. (the "Saskatoon Acquisition"). The acquired assets include a manufacturing plant near Saskatoon, Saskatchewan, and are used by Sterling Sask to manufacture sodium chlorate, caustic soda, calcium hypochlorite, chlorine, and hydrochloric acid. The Company used the purchase method to account for the acquisition and operating results of Sterling Sask beginning July 10, 1997 are included with those of the Company.

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

                                                             PRO FORMA
                                                             SIX MONTHS
                                                               ENDED
                                                             MARCH 31,
                                                                1997
                                                             ----------
Revenues...............................................       $494,100
Net loss before extraordinary items....................        (17,300)
Net loss attributable to common stockholders...........        (17,300)
Net loss per common share..............................       $  (1.43)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
May 12, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of Chemicals' management.

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

Houston, Texas
May 12, 1998

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


RECENT DEVELOPMENTS

     During April 1998, the Company obtained certain amendments to the financial covenants contained in its $404.5 million senior secured credit agreement (the "Credit Agreement"). The Company requested the changes in order to reduce the covenant thresholds based on its revised financial projections for fiscal years 1998 and 1999. The amendments span a seven-quarter period, through September 30, 1999.

     On April 1, 1998, a minor chemical leak occurred when a line failed in the ethylbenzene unit at the Company's Texas City petrochemical plant (the "Texas City Plant"). The released chemicals included ethylbenzene, benzene, polyethylbenzene, and a small amount of hydrochloric acid. The Company does not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities.

     On March 30, 1998, the Company and BP Chemicals Inc. ("BP") established an exclusive 50/50 acrylonitrile joint venture marketing company, ANEXCO LLC, to service the acrylonitrile marketing needs of both partners in Asia and South America beginning April 1, 1998. The Company and BP project annual sales by ANEXCO LLC of approximately 500,000 metric tons of acrylonitrile with most material coming from the United States, supplemented by product from South Africa.

     On January 28, 1998, one of the Company's suppliers experienced a fire in the Partial Oxidation Unit used by the supplier to provide carbon monoxide and hydrogen to the Texas City Plant. As a result of this incident, the Company was forced to shutdown its acetic acid unit and a portion of its plasticizers unit at the Texas City Plant for a portion of the second quarter of fiscal 1998.

     During January and April of 1998, 64 and 47 Company employees, respectively, took early retirement under voluntary severance programs established by the Company at the Texas City Plant. The Company recorded a pre-tax charge of $2.9 million in the second quarter of fiscal 1998 for costs associated with the January workforce reduction. The Company expects to record a pre-tax charge of approximately $3.0 million in the third quarter of fiscal 1998 for costs associated with the April workforce reduction. The Company anticipates annual savings from such workforce reductions of approximately $6.0 million.

     Effective January 1, 1998, the Company extended, for a period of at least ten years, the plasticizers product sales agreement with BASF Corporation.

     During the second quarter of fiscal 1998, Peter W. De Leeuw joined the Company as President and Chief Executive Officer and a member of the Board of Directors following the retirement of Robert W. Roten. In addition, David G. Elkins and Gary M. Spitz joined the Company as Vice President and General Counsel and Vice President - Finance and Chief Financial Officer, respectively. These new employees join Frank P. Diassi, (Chairman of the Board of Directors), Richard K. Crump, (Vice President-Strategic Planning), Robert O. McAlister (Vice President-Human Resources and Administration),

Mark A. Davis (President-Pulp Chemicals Division), and Richard J. Ryan (President-Fibers Division) as members of the Company's senior management team. Upon his retirement, Robert W. Roten was elected Vice Chairman of the Board of Directors. In addition, on April 22, 1998, J. Virgil Waggoner, a co-founder of the Company in 1986, tendered his resignation from the Board of Directors.


RESULTS OF OPERATIONS

     Revenues for the second quarter of fiscal 1998 were $205 million compared to revenues of $240 million for the second quarter of fiscal 1997, a decrease of 15%. The decrease in revenues was primarily due to reduced styrene and acrylonitrile sales volumes and sales prices, partially offset by the favorable impact of revenues from the Saskatoon Acquisition in the current quarter. Revenues for the six month period ending March 31, 1998 were $435 million compared to $427 million in the prior year period, an increase of 2%. The increase in revenues was the result of the positive impact of the AFB and the Saskatoon Acquisitions mostly offset by reduced styrene sales volumes and lower styrene and acrylonitrile selling prices. Revenues excluding the impact of the AFB Acquisition and the Saskatoon Acquisition would have been $167 million and $216 million for the second quarters of fiscal 1998 and 1997, respectively, and $360 million and $403 million for the six month periods ending March 31, 1998 and 1997, respectively. A net loss of $16.9 million, or $1.37 per share, was recorded for the second quarter of fiscal 1998 compared to a net loss of $8.0 million, or $0.72 per share, for the second quarter of fiscal 1997. A net loss of $27.7 million, or $2.28 per share, was recorded for the six month period ending March 31, 1998, compared to a net loss of $15.2 million, or $1.40 per share, for the same period of fiscal 1997. Increased losses for the three and six month periods ending March 31, 1998 as compared to the prior year periods were primarily due to: (i) reduced acrylonitrile and styrene margins, (ii) weak markets in acrylic fibers, (iii) lower margins in sodium chlorate, (iv) increased interest expense resulting from financings related to the AFB Acquisition and the Saskatoon Acquisition and the issuance of $150,000,000 of 11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes"), and (v) increased selling, general and administrative ("SG&A") expense.


Petrochemicals and Fibers

     For the second quarter of fiscal 1998, revenues from the petrochemical and fibers businesses decreased 22% to $155 million as compared to $198 million in the prior year period. The decrease in revenues was primarily due to decreased styrene and acrylonitrile sales volumes and sales prices. For the six months ending March 31, 1998, revenues were $332 million as compared to $342 million in the same period of fiscal 1997. The 3% decrease in revenues was primarily due to reduced styrene sales volumes and lower styrene and acrylonitrile sales prices. These decreases were partially offset by increased revenues from the AFB Acquisition. The economic conditions in Asia negatively impacted market conditions in the fiscal 1998 periods, particularly for the Company's styrene, acrylonitrile, and acrylic fibers products. The Company's petrochemical and fibers businesses recorded operating losses of $8.8 million and $9.3 million for the three and six month periods of fiscal 1998, respectively, compared to operating losses of $3.3 million and $5.8 million for the same periods of fiscal 1997. The increase in operating losses in the three and six month periods ending March 31, 1998, as compared to the same periods of fiscal 1997, were primarily due to weaker operational performance in styrene and acrylonitrile, partially offset by stronger performance in acetic acid and plasticizers.

     Styrene. Styrene revenues decreased 37% to $56 million in the second quarter of fiscal 1998 and 25% to $123 million for the six months ending March 31, 1998, compared to the same periods in fiscal 1997. Styrene sales prices decreased 22% and 14% for the second quarter and first six months of fiscal 1998, respectively, as compared to the prior year periods. In addition, styrene sales volumes decreased 24% and 18% for the second quarter and first six months of fiscal 1998, respectively, as compared to the prior year periods. These decreases in sales prices and volumes were primarily due to weaker market conditions, particularly in the Far East export market. The prices of styrene's major raw materials, benzene and ethylene, were approximately 14% and 21% lower, respectively, during the second quarter of fiscal 1998 and approximately 9% and 13% lower, respectively, during the first six months of fiscal 1998 as compared to the same periods in fiscal 1997. Styrene margins decreased in the second quarter and first six months of fiscal 1998 compared to the same periods in fiscal 1997 as significantly lower sales prices more than offset the lower raw materials costs. In addition, the styrene business was negatively impacted by approximately $4 million due to reduced margins and inventory devaluations associated with falling raw materials costs during the second quarter of fiscal 1998.

     Acrylonitrile. Acrylonitrile revenues decreased 31% to $29 million in the second quarter of fiscal 1998 and 10% to $61 million in the first six months of fiscal 1998 compared to the same periods in fiscal 1997. Decreased revenues in the second quarter of fiscal 1998 were primarily due to lower volumes (22%) and lower selling prices (25%). The decrease in volume was primarily due to a 21 day shutdown as a result of a mechanical problem in the acrylonitrile unit during the second quarter of fiscal 1998, which has been fully corrected and will not impact the third quarter of fiscal 1998 operations. Decreased revenues for the first six months of fiscal 1998 were the result of a 21% decline in selling prices. The lower sales prices in both periods were primarily due to weaker market conditions, primarily in the Far East export market. The prices of acrylonitrile's major raw materials, propylene and ammonia, were approximately 27% and 35% lower, respectively, in the second quarter of fiscal 1998 and approximately 16% and 27% lower, respectively, during the first six months of fiscal 1998 as compared to the comparable periods in fiscal 1997. Acrylonitrile margins decreased in the second quarter and the first six months of fiscal 1998 compared to the same periods of fiscal 1997, as significantly lower sales prices more than offset the lower raw material costs.

     Fibers. Sterling Fibers revenues for the second quarter and first six months of fiscal 1998 were $25 million and $51 million, respectively. The Company consummated the AFB Acquisition on January 31, 1997, and, therefore recorded revenues of $23 million for the comparable periods of fiscal 1997. Sterling Fibers performance in fiscal 1998 was negatively impacted by weak market conditions, particularly in the Far East export market and to a lesser extent the loss of a domestic customer.

     Other Petrochemical Products. Revenues from the Company's other petrochemical products (including methanol, acetic acid, plasticizers, tertiary butylamine, and sodium cyanide) in the second quarter of fiscal 1998 increased 3% to $45 million and 12% to $96 million in the first six months of fiscal 1998 as compared to the same periods last fiscal year. The Company's other petrochemical products continued its stable, strong performance with an increase in operating earnings in the second quarter and first six months of fiscal 1998 as compared to the same periods of fiscal 1997 despite any impacts from economic conditions in Asia. The increase in revenues and operating earnings was primarily due to better operating performance in acetic acid and plasticizers.

Pulp Chemicals

     Revenues from the Company's pulp chemical business increased 19% to $49 million and 22% to $103 million for the second quarter and first six months of fiscal 1998, respectively, when compared to the same periods last fiscal year. The increase in revenues was primarily due to an increase in sales volumes of sodium chlorate of 12% and 28% for the second quarter and first six months of fiscal 1998, respectively, when compared to the corresponding periods of fiscal 1997. The increases in sales volumes were primarily due to the additional volumes from the recent Saskatoon Acquisition and the startup of the Valdosta Plant in December 1996. Average sales prices for sodium chlorate declined 9% in both the second quarter and first six months of fiscal 1998 compared to the corresponding periods in fiscal 1997. The decline in chlorate sales prices was primarily due to weaker market conditions resulting, in part, from the economic environment in various countries in the Far East as well as lower pulp mill operating rates. Revenues from the sale of generators and royalty income remained level in the second quarter and decreased 22% in the first six months of fiscal 1998 compared to the corresponding periods of fiscal 1997. The decrease in revenues for the six month period of fiscal 1998 was primarily due to timing of project work related to generators. The Company's pulp chemicals business recorded operating earnings of $8 million and $20 million for the three and six months ending March 31, 1998, respectively, compared to operating earnings of $13 million and $24 million for the same periods of fiscal 1997. The reduced operating earnings in the fiscal 1998 periods compared to the fiscal 1997 periods is primarily due to reduced sodium chlorate sales prices and higher energy costs in the current periods, partially offset by increased sodium chlorate sales volumes.

Selling, General, and Administrative Expenses

     SG&A expenses increased to $12 million and $24 million during the second quarter and first six months of fiscal 1998, respectively, as compared to $7 million and $13 million in the second quarter and first six months of fiscal 1997, respectively. The increase was primarily due to SG&A expense related to the new fibers business, the new Saskatoon chemical business, and increased corporate development activities.

Other Expense

     Other expense of $3 million in the three and six month periods ending March 31, 1998 is related to the previously discussed January 1998 voluntary severance program.

Interest and Debt Related Expense

    Interest and debt related expenses for the three and six months ending March 31, 1998, were $25 million and $50 million, respectively, compared to $21 million and $39 million, respectively, for the corresponding periods in fiscal 1997. This increase is primarily due to the additional debt incurred in connection with the AFB and Saskatoon Acquisitions and the issuance of the 11 1/4% Notes.


LIQUIDITY AND CAPITAL RESOURCES

Debt Structure

     As of March 31, 1998, the Company's debt structure consisted of: (i) term loans due March 31, 2003 and September 30, 2004 (the "Term Loans"); (ii) Saskatoon Term Loans due June 30, 2002 and June 30, 2005; (iii) the 11 1/4% Notes; (iv) 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes");
(v) the 13 1/2% Notes; (vi) an ESOP Term Loan due September 30, 2000; and (vii) a revolving credit facility providing up to $125 million (subject to a monthly borrowing base calculation) in revolving loans (the "Revolver") (see Note 3 to the Notes to Condensed Financial Statements). At March 31, 1998, the Company's long-term debt (including current maturities) totaled $890.4 million.

     The Company intends to meet its liquidity needs for operating activities and capital expenditures (other than acquisitions) through internally generated funds and, to the extent necessary, borrowings under the Revolver. As of March 31, 1998, the Company had $12.9 million drawn and approximately $2.4 million in letters of credit outstanding under the Revolver, thereby decreasing the available commitments under the Revolver at such time to $108.9 million (compared to an available commitment thereunder as of September 30, 1997, of $113.0 million). Available credit under the Revolver for loans and letters of credit is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At March 31, 1998, the borrowing base limited the total credit available under the Revolver to a maximum of $124.2 million. The Revolver matures on March 31, 2003. The Company believes its internally generated funds and the undrawn amount of the Revolver will be sufficient to meet its liquidity needs during fiscal 1998.

     The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, will be affected by the covenants in its various debt agreements and by cash requirements for debt service. The Credit Agreement and the indentures governing the 11 1/4% Notes, 11 3/4% Notes, and
13 1/2% Notes (the "Indentures") contain numerous financial and operational covenants, including, without limitation, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness, as well as the obligation of the Company to maintain certain financial ratios. Based on the Company's pro forma results of operations for the four quarters ended March 31, 1998, these restrictions currently operate to prevent the Company from incurring any additional debt other than debt incurred under the Revolver or pursuant to certain limited "baskets" and other exceptions. Under limited circumstances, the Company may, however, consummate additional acquisitions under the Credit Agreement and the Indentures (i) through the incurrence of debt in Unrestricted Subsidiaries (as defined in the Indentures and the Credit Agreement) or (ii) if the pro forma effect of such acquisition has a sufficient positive impact on certain financial ratios. The Company generally will not have access to the cash flows of Unrestricted Subsidiaries, as in the case of Sterling Sask. The Credit Agreement also requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Term Loans. No such mandatory prepayment is required in fiscal 1998.

     During April 1998, the Company announced it had obtained certain amendments to the financial covenants in the Credit Agreement. The Company requested the changes in order to reduce the covenant thresholds based on its revised financial projections for fiscal years 1998 and 1999. The amendments span a seven-quarter period, through September 30, 1999.

     The Company's ability to comply with the covenants and other terms of its various debt agreements, meet its debt service obligations, and repay principal when due will depend on the future performance of the Company. The future performance of the Company is subject to a number of uncertainties. The Company was in compliance with the financial covenants in effect as of March 31, 1998. However, if weak market conditions (particularly in various countries in the Far
East) continue to negatively impact the sales prices, margins, and volumes of the Company's products (particularly styrene, acrylonitrile, and acrylic fibers), the Company may have difficulty remaining in compliance with the financial covenants under certain of its debt agreements. If the Company fails to remain in compliance with any financial covenants, the Company believes it can obtain curative amendments or waivers for the non-compliance to its current debt agreements; however, no assurances can be given that these amendments or waivers will be obtained. In the event amendments or waivers are not obtained, debt holders may pursue remedies available to them under the relevant debt agreements.

     The Company's loan documents contain provisions which restrict the payment of advances, loans, and dividends from its subsidiaries (including Chemicals) to Holdings. The most restrictive of those covenants limits such payments during fiscal 1998 to approximately $2.0 million plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement. Such restriction is not expected to limit Holdings' ability to meet its obligations in fiscal 1998.

Working Capital

     Working capital of the Company was $110 million at March 31, 1998, down from $120 million at September 30, 1997. The $10 million decrease in working capital was primarily due to lower receivables.

Cash Flow

     Net cash provided by operations was $14 million for the six months ending March 31, 1998 and $9 million for the six months ending March 31, 1997. The increase in cash provided by operations is primarily due to the timing of working capital items.

Capital Expenditures

     The Company's capital expenditures for the first six months of fiscal 1998 were $13 million compared to $25 million in the same period in fiscal 1997. The capital expenditures in the first six months of fiscal 1998 were primarily related to routine safety, environmental, and replacement capital. The capital expenditures in the first six months of fiscal 1997 were primarily related to the construction of the Valdosta, Georgia sodium chlorate plant, along with a distributive control system installation at the Company's acrylonitrile unit. During the remainder of fiscal 1998, the Company expects to spend approximately $12 million to $17 million on process modernization, routine safety, environmental, and replacement capital. The Company expects to fund its remaining fiscal 1998 capital expenditures from operating cash flow, plus borrowings under the Revolver, if needed.


Year 2000 Issue

     The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     As is the case with most companies using computers in their operations, the Company is in the process of addressing the Year 2000 issue. The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000.

     The Company will utilize both internal and external resources to replace all of the necessary software for Year 2000 compliance, and the Company expects to complete the project by mid 1999. The estimated expense for this project is approximately $7 to $10 million. In addition, no assurances can be given that total Year 2000 compliance can be achieved because of the significant degree of interdependence with third party suppliers, service providers, and customers. Failure by the Company to complete Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

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

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------
4.1    --First Amendment to Amended and Restated Credit Agreement, dated March
         31, 1998, among Sterling Chemicals, Inc. and Chase Bank of Texas, N.A.,
         individually and as Administrative Agent, Credit Suisse First Boston,
         individually and as Documentation Agent, and the other lenders named therein.

4.2    --First Supplemental Indenture, dated October 1, 1997, governing the
         13 1/2% Senior Secured Discount Notes Due 2008 of the Company.

4.3    --Second Supplemental Indenture, dated March 16, 1998, governing the
         13 1/2% Senior Secured Discount Notes Due 2008 of the Company.

4.4    --First Supplemental Indenture, dated October 1, 1997, governing the
         11 3/4% Senior Subordinated Notes Due 2006 of Sterling Chemicals,
         Inc. (formerly known as STX Chemicals Corp.)

4.5    --Second Supplement Indenture, dated March 16, 1998, governing the
         11 3/4% Senior Subordinated Notes Due 2006 of Sterling Chemicals,
         Inc.

4.6    --First Supplemental Indenture, dated March 16, 1998, governing the
         11 1/4% Senior Subordinated Notes Due 2007 of Sterling Chemicals,
         Inc.

  4.7  --First Amendment to Sterling Chemicals Holdings, Inc. Stockholders
         Agreement dated effective as of December 31, 1997.

 10.1  --Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and Incentive
         Plan effective April 23, 1997, as amended.

+10.2 -- Amended and Restated Production Agreement dated March 31, 1998, between BP Chemicals, Inc. and Sterling Chemicals, Inc.

+10.3 --Amended and Restated Production Agreement effective August 1, 1998, between BP Chemicals, Inc. and Sterling Chemicals, Inc.

+10.4  --Joint Venture Agreement dated March 31, 1998, between Sterling
         Chemicals, Inc. and BP Chemicals, Inc.

 11.1  --Earnings Per Share Calculation.

 15.1 --Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

 27.1  --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

 27.2  --Financial Data Schedule of Sterling Chemicals, Inc

   +   Filed herewith and confidential treatment has been requested with respect to portions of this exhibit.


    (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                     STERLING CHEMICALS HOLDINGS, INC.
                                     STERLING CHEMICALS, INC.
                                     (Registrants)



Date:  May 13, 1998                  /s/  PETER W. DE LEEUW
                                     ------------------------------------------
                                     Peter W. De Leeuw
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date:  May 13, 1998                  /s/   GARY M. SPITZ
                                     ------------------------------------------
                                     Gary M. Spitz
                                     Vice President-Finance and Chief Financial
                                       Officer
                                     (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------
4.1    --First Amendment to Amended and Restated Credit Agreement, dated March
         31, 1998, among Sterling Chemicals, Inc. and Chase Bank of Texas, N.A.,
         individually and as Administrative Agent, Credit Suisse First Boston,
         individually and as Documentation Agent, and the other lenders named therein.

4.2    --First Supplemental Indenture, dated October 1, 1997, governing the
         13 1/2% Senior Secured Discount Notes Due 2008 of the Company.

4.3    --Second Supplemental Indenture, dated March 16, 1998, governing the
         13 1/2% Senior Secured Discount Notes Due 2008 of the Company.

4.4    --First Supplemental Indenture, dated October 1, 1997, governing the
         11 3/4% Senior Subordinated Notes Due 2006 of Sterling Chemicals,
         Inc. (formerly known as STX Chemicals Corp.)

4.5    --Second Supplement Indenture, dated March 16, 1998, governing the
         11 3/4% Senior Subordinated Notes Due 2006 of Sterling Chemicals,
         Inc.

4.6    --First Supplemental Indenture, dated March 16, 1998, governing the
         11 1/4% Senior Subordinated Notes Due 2007 of Sterling Chemicals,
         Inc.

  4.7  --First Amendment to Sterling Chemicals Holdings, Inc. Stockholders
         Agreement dated effective as of December 31, 1997.

 10.1  --Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and Incentive
         Plan effective April 23, 1997, as amended.

+10.2 -- Amended and Restated Production Agreement dated March 31, 1998, between BP Chemicals, Inc. and Sterling Chemicals, Inc.

+10.3 --Amended and Restated Production Agreement effective August 1, 1998, between BP Chemicals, Inc. and Sterling Chemicals, Inc.

+10.4  --Joint Venture Agreement dated March 31, 1998, between Sterling
         Chemicals, Inc. and BP Chemicals, Inc.

 11.1  --Earnings Per Share Calculation.

 15.1 --Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

 27.1  --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

 27.2  --Financial Data Schedule of Sterling Chemicals, Inc

   +   Filed herewith and confidential treatment has been requested with respect to portions of this exhibit.