Form 10-Q
period 1998-06-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1998-08-14
CIK 795662, 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998

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

                                   ----------

        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

        As of July 31, 1998, Sterling Chemicals Holdings, Inc. had 12,617,084 shares of common stock outstanding. As of July 31, 1998, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.


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


PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                           JUNE 30,      SEPTEMBER 30,
                                                                                             1998            1997
                                                                                          ----------     ------------
ASSETS

Current assets:
     Cash and cash equivalents ......................................................     $   12,447      $    7,958
     Accounts receivable ............................................................        124,003         167,248
     Inventories ....................................................................         77,472          87,870
     Prepaid expenses ...............................................................         13,787          10,956
     Deferred income taxes ..........................................................         11,558          10,005
                                                                                          ----------      ----------
          Total current assets ......................................................        239,267         284,037
Property, plant and equipment, net ..................................................        461,469         492,036
Other assets ........................................................................         93,690         102,898
                                                                                          ----------      ----------

          Total assets ..............................................................     $  794,426      $  878,971
                                                                                          ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
     Accounts payable ...............................................................     $   57,257      $   80,658
     Accrued liabilities ............................................................         81,184          77,565
     Current portion of long-term debt ..............................................          5,545           5,710
                                                                                          ----------      ----------

          Total current liabilities .................................................        143,986         163,933

Long-term debt ......................................................................        874,488         876,281
Deferred income taxes ...............................................................         20,243          36,038
Deferred credits and other liabilities ..............................................         73,689          73,336
Common stock held by ESOP ...........................................................          5,938           7,688
Less: unearned compensation .........................................................         (3,012)         (5,570)
Redeemable preferred stock ..........................................................         17,616          15,793
Commitments and contingencies
Stockholders' equity (deficiency in assets):
     Common stock, $.01 par value, 20,000,000 shares authorized, 12,273,000 shares issued and 12,073,000 outstanding at June 30, 1998; and 11,942,000
      shares issued and 11,714,000 shares outstanding at September 30, 1997 .........            123             120

     Additional paid-in capital .....................................................       (541,937)       (542,485)
     Retained earnings ..............................................................        236,314         277,691
     Pension adjustment .............................................................            (31)            (31)
     Accumulated translation adjustment .............................................        (30,464)        (21,093)
     Deferred compensation ..........................................................           (133)             --
                                                                                          ----------      ----------
                                                                                            (336,128)       (285,798)

     Treasury stock, at cost, 200,000 shares at June 30, 1998 and 228,000 shares
      at September 30, 1997 .........................................................         (2,394)         (2,730)
                                                                                          ----------      ----------
          Total stockholders' equity (deficiency in assets) .........................       (338,522)       (288,528)
                                                                                          ----------      ----------

               Total liabilities and stockholders' equity (deficiency in assets) ....     $  794,426      $  878,971
                                                                                          ==========      ==========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               JUNE 30,                       JUNE  30,
                                                                      --------------------------      --------------------------
                                                                          1998            1997            1998            1997
                                                                      ----------      ----------      ----------      ----------
Revenues ........................................................     $  205,414      $  239,244      $  640,154      $  665,933
Cost of goods sold ..............................................        179,810         210,249         577,665         605,028
                                                                      ----------      ----------      ----------      ----------

Gross profit ....................................................         25,604          28,995          62,489          60,905
Selling, general, and administrative expenses ...................         13,717          10,959          37,397          24,308
Other  expense ..................................................          3,022              --           5,962              --
Interest and debt related expenses, net of interest income ......         25,748          23,943          76,021          63,417
                                                                      ----------      ----------      ----------      ----------

Loss before income taxes and extraordinary item .................        (16,883)         (5,907)        (56,891)        (26,820)
Benefit for income taxes ........................................         (3,765)           (454)        (17,340)         (6,358)
                                                                      ----------      ----------      ----------      ----------
Net loss before extraordinary item ..............................        (13,118)         (5,453)        (39,551)        (20,462)
Extraordinary item, loss on early extinguishment of
     debt net of tax ............................................             --           3,924              --           3,924
                                                                      ----------      ----------      ----------      ----------
Net loss ........................................................        (13,118)         (9,377)        (39,551)        (24,386)
Preferred stock dividend and accretion ..........................            607             249           1,826             411
                                                                      ----------      ----------      ----------      ----------

Net loss attributable to common stockholders ....................     $  (13,725)     $   (9,626)     $  (41,377)     $  (24,797)
                                                                      ==========      ==========      ==========      ==========

Net loss per common share .......................................     $    (1.13)     $    (0.84)     $    (3.40)     $    (2.24)
                                                                      ==========      ==========      ==========      ==========

Weighted average shares outstanding .............................         12,185          11,420          12,007          11,047
                                                                      ==========      ==========      ==========      ==========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                     JUNE 30,
                                                            --------------------------
                                                               1998            1997
                                                            ----------      ----------
Cash flows from operating activities:
     Cash received from customers .....................     $  728,698      $  670,962
     Miscellaneous cash receipts ......................          2,531          18,718
     Cash paid to suppliers and employees .............       (642,006)       (645,888)
     Interest paid ....................................        (58,534)        (35,556)
     Income tax refunds  received .....................          6,833           3,288
                                                            ----------      ----------


Net cash provided by operating activities .............         37,522          11,524
                                                            ----------      ----------

Cash flows from investing activities:

     Capital expenditures .............................        (18,861)        (32,640)
     Purchase of assets-acrylic fibers business .......             --         (88,200)
     Proceeds-sale of assets ..........................             --              16
                                                            ----------      ----------

Net cash used in investing activities .................        (18,861)       (120,824)
                                                            ----------      ----------

Cash flows from financing activities:
     Proceeds from long-term debt .....................         48,562         321,334
     Repayment of long-term debt ......................        (62,448)       (216,895)
     Issuance of common stock .........................              3          12,339
     Purchase of treasury stock .......................           (101)           (653)
     Other ............................................            202          (7,648)
                                                            ----------      ----------


Net cash provided by (used in) financing activities ...        (13,782)        108,477
                                                            ----------      ----------

Effect of exchange rate on cash .......................           (390)           (205)
                                                            ----------      ----------

Net change in cash and cash equivalents ...............          4,489          (1,028)
Cash and cash equivalents--beginning of period ........          7,958           5,609
                                                            ----------      ----------

Cash and cash equivalents--end of period ..............     $   12,447      $    4,581
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

                        STERLING CHEMICALS HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES

                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    ----------------------
                                                                                      1998          1997
                                                                                    --------      --------
Net loss ......................................................................     $(39,551)     $(24,386)

Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ............................................       42,205        36,192
     Debt fee amortization ....................................................        2,830         3,072
     Loss on disposal of assets ...............................................          324            36
     Deferred tax (benefits) expense ..........................................      (14,557)        4,205
     Unearned compensation ....................................................        1,566         1,592
     Discount note amortization ...............................................       12,898        11,486
     Extraordinary item, net of taxes .........................................           --         3,924
Change in:
     Accounts receivable ......................................................       36,246       (23,604)
     Inventories ..............................................................        9,810         4,537
     Prepaid expenses .........................................................       (1,672)       (8,917)
     Other assets .............................................................        1,055        (4,171)
     Accounts payable .........................................................      (19,247)      (15,292)
     Accrued liabilities ......................................................       (2,221)        6,514
     Interest payable .........................................................        4,718        12,147
     Taxes payable ............................................................       (2,711)       (3,367)
     Other liabilities ........................................................        5,829         7,556
                                                                                    --------      --------

Net cash provided by operating activities .....................................     $ 37,522      $ 11,524
                                                                                    ========      ========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                JUNE 30,       SEPTEMBER 30,
                                                                                                  1998             1997
                                                                                              ------------     ------------
ASSETS

Current assets:
     Cash and cash equivalents ...........................................................    $     12,445     $      7,958
     Accounts receivable .................................................................         125,662          167,898
     Inventories .........................................................................          77,472           87,870
     Prepaid expenses ....................................................................          12,849           10,031
     Deferred income taxes ...............................................................          11,558           10,005
                                                                                              ------------     ------------

          Total current assets ...........................................................         239,986          283,762


Property, plant and equipment, net .......................................................         461,469          492,036
Other assets .............................................................................          90,252           99,519
                                                                                              ------------     ------------

          Total assets ...................................................................    $    791,707     $    875,317
                                                                                              ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
     Accounts payable ....................................................................    $     57,257     $     80,658
     Accrued liabilities .................................................................          81,176           77,565
     Current portion of long-term debt ...................................................           5,545            5,710
                                                                                              ------------     ------------
          Total current liabilities ......................................................         143,978          163,933

Long-term debt ...........................................................................         754,182          768,870
Deferred income taxes ....................................................................          30,957           42,646
Deferred credits and other liabilities ...................................................          73,689           73,337
Common stock held by ESOP ................................................................           5,938            7,688
Less: unearned compensation ..............................................................          (3,012)          (5,570)
Commitments and contingencies
Stockholder's equity (deficiency in assets):
     Common stock, $.01 par value ........................................................              --               --
     Additional paid-in capital ..........................................................        (139,230)        (139,786)
     Retained earnings (deficit) .........................................................         (44,167)         (14,677)
     Pension adjustment ..................................................................             (31)             (31)
     Deferred compensation ...............................................................            (133)              --
     Accumulated translation adjustment ..................................................         (30,464)         (21,093)
                                                                                              ------------     ------------

          Total stockholder's equity (deficiency in assets) ..............................        (214,025)        (175,587)
                                                                                              ------------     ------------

                  Total liabilities and stockholder's equity (deficiency in assets) ......    $    791,707     $    875,317
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

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                       JUNE 30,                    JUNE 30,
                                                                               -----------------------     -----------------------
                                                                                  1998          1997          1998          1997
                                                                               ---------     ---------     ---------     ---------
Revenues ..................................................................    $ 205,414     $ 239,244     $ 640,154     $ 665,933
Cost of goods sold ........................................................      179,810       210,249       577,665       605,028
                                                                               ---------     ---------     ---------     ---------

Gross profit ..............................................................       25,604        28,995        62,489        60,905
Selling, general and administrative expenses ..............................       13,469        10,931        36,369        23,714
Other expense .............................................................        3,022            --         5,962            --
Interest and debt related expenses ........................................       21,188        19,882        62,867        51,694
Interest income from parent ...............................................           --            --            --        (1,788)
                                                                               ---------     ---------     ---------     ---------

Loss before income taxes and extraordinary item ...........................      (12,075)       (1,818)      (42,709)      (12,715)
Provision (Benefit) for income taxes ......................................       (3,027)           62       (13,219)       (3,014)
                                                                               ---------     ---------     ---------     ---------


Net loss before extraordinary item ........................................       (9,048)       (1,880)      (29,490)       (9,701)
Extraordinary item, loss on early extinguishment of debt, net of tax ......           --         3,924            --         3,924
                                                                               ---------     ---------     ---------     ---------

Net loss ..................................................................    $  (9,048)    $  (5,804)    $ (29,490)    $ (13,625)
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

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                     JUNE 30,
                                                                1998          1997
                                                             ---------     ---------
Cash flows from operating activities
     Cash received from customers .......................    $ 728,698     $ 670,962
     Miscellaneous cash receipts ........................        2,438        18,837
     Cash paid to suppliers and employees ...............     (641,915)     (646,624)
     Interest paid ......................................      (58,534)      (35,556)
     Income tax refund received .........................        6,833         3,288
                                                             ---------     ---------

Net cash provided by operating activities ...............       37,520        10,907
                                                             ---------     ---------

Cash flows from existing activities:
     Capital expenditures ...............................      (18,861)      (32,640)
     Purchase of assets-acrylic fibers business .........           --       (88,200)
     Proceeds from sale of assets .......................           --            16
                                                             ---------     ---------

Net cash used in investing activities ...................      (18,861)     (120,824)
                                                             ---------     ---------

Cash flows from financing activities:
     Proceeds from long-term debt .......................       48,562       321,334
     Repayment of long-term debt ........................      (62,448)     (216,895)
     Intercompany financing .............................           --         3,000
     Contributions from parent ..........................           --         8,604
     Other ..............................................          104        (8,155)
                                                             ---------     ---------

Net provided by (used in) financing activities  .........      (13,782)      107,888

Effect of exchange rate on cash .........................         (390)         (205)
                                                             ---------     ---------

Net change in cash and cash equivalents .................        4,487        (2,234)

Cash and cash equivalents - beginning of period .........        7,958         5,581
                                                             ---------     ---------

Cash and cash equivalents - end of period ...............    $  12,445     $   3,347
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

                            STERLING CHEMICALS, INC.

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES

                                                                                     NINE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   ---------------------
                                                                                     1998         1997
                                                                                   --------     --------
Net loss ......................................................................    $(29,490)    $(13,625)
Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation and amortization ............................................      42,205       36,192
     Debt fee amortization ....................................................       2,362        2,825
     Loss on disposal of assets ...............................................         324           36
     Deferred tax (benefit) expense ...........................................     (10,451)       8,261
     Unearned compensation ....................................................       1,566        1,592
     Extraordinary item, net of taxes .........................................          --        3,924

Change in:
     Accounts receivable ......................................................      36,208      (28,129)
     Inventories ..............................................................       9,810        4,537
     Prepaid expenses .........................................................      (1,658)      (7,788)
     Other assets .............................................................       1,017       (4,698)
     Accounts payable .........................................................     (20,182)     (14,930)
     Accrued liabilities ......................................................      (2,221)       6,427
     Interest payable .........................................................       4,718       13,935
     Taxes payable ............................................................      (2,711)      (5,209)
     Other liabilities ........................................................       6,023        7,557
                                                                                   --------     --------


Net cash provided by operating activities .....................................    $ 37,520     $ 10,907
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

                        STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries (Holdings and its subsidiaries collectively, the "Company") and Sterling Chemicals, Inc. and its subsidiaries (collectively, "Chemicals") as of June 30, 1998 and their consolidated results of operations and cash flows for the applicable three month and nine month periods ended June 30, 1998 and 1997. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "Annual Report"). The accompanying condensed consolidated balance sheets as of September 30, 1997, have been derived from the audited consolidated balance sheets as of September 30, 1997, included in the Annual Report. The accompanying condensed consolidated financial statements as of and for the three month and nine month periods ended June 30, 1998, have been subjected to a review by Deloitte & Touche LLP, the Company's independent public accountants, whose reports are included herein.

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).


2.   INVENTORIES:

                                                                JUNE 30,      SEPTEMBER 30,
                                                                  1998            1997
                                                              ------------    ------------
Inventories consisted of the following (in thousands):
Finished products ........................................    $     45,553    $     47,572
Raw materials ............................................          10,109          17,800
Inventories under exchange agreements ....................           1,873           2,179
Stores and supplies ......................................          19,937          20,319
                                                              ------------    ------------
                                                              $     77,472    $     87,870
                                                              ============    ============

3.   LONG-TERM DEBT:

                                                                JUNE 30,      SEPTEMBER 30,
                                                                 1998             1997
                                                             ------------     ------------
Long-term debt consisted of the following (in thousands):
Revolving credit facility ...............................    $         --     $      9,400
Term loans ..............................................         274,333          275,334
Saskatoon term loans ....................................          50,837           53,822
ESOP term loan ..........................................           3,656            4,875
11 1/4% Notes ...........................................         152,899          153,148
11 3/4% Notes ...........................................         275,000          275,000
13 1/2%  Notes ..........................................         123,308          110,412
                                                             ------------     ------------
     Total debt outstanding .............................         880,033          881,991

Less:
     Current maturities .................................          (5,545)          (5,710)
                                                             ------------     ------------
Total long-term debt ....................................    $    874,488     $    876,281
                                                             ============     ============

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

     The Company's ability to comply with the covenants and other terms of its various debt agreements, meet its debt service obligations, and repay principal when due will depend on the future performance of the Company. The future performance of the Company is subject to a number of uncertainties. The Company was in compliance with the financial covenants in effect as of June 30, 1998. However, if weak market conditions (particularly in various countries in Asia) continue to negatively impact the sales prices, margins, and volumes of the Company's products (particularly styrene, acrylonitrile, methanol, sodium chlorate, and acrylic fibers), the Company may have difficulty remaining in compliance with the financial covenants under certain of its debt agreements. If the Company fails to remain in compliance with any financial covenants, the Company believes it could obtain curative amendments or waivers; however, no assurances can be given that these amendments or waivers could be obtained. In the event the Company ceases to be in compliance with any financial covenants and appropriate amendments or waivers are not obtained, debt holders could pursue remedies available to them under the relevant debt agreements.

4.   COMMITMENTS AND CONTINGENCIES:

Product Contracts

     The Company has certain long-term agreements that provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, tertiary butylamine, and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements that dedicate a portion of the Company's production of styrene monomer, acrylonitrile, and methanol, the Company's major petrochemical products, to various customers. These agreements generally provide for cost recovery plus, in certain contracts, an agreed margin or element of profit based upon market price.

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

Legal Proceedings

     Ammonia Release Lawsuits. A description of the ammonia release lawsuits is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, the Company continues to vigorously defend against the claims of the approximately 1,500 remaining plaintiffs. The Company has settled the claims of a majority of the original plaintiffs and is engaged in on-going settlement discussions with the remaining plaintiffs. The Company believes all or substantially all of its future out-of-pocket costs and expenses (including settlement payments) relating to these lawsuits will be covered by the Company's liability insurance policies.

     Nickel Carbonyl Lawsuit. A description of the nickel carbonyl lawsuit is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. A total of fifteen contractor employees allegedly exposed to nickel carbonyl have filed a lawsuit against Chemicals seeking unspecified damages for personal injuries. Additional litigation against Chemicals asserting similar claims may ensue. The Company believes all or substantially all of its out-of-pocket costs and expenses relating to such lawsuits will be covered by the Company's liability insurance policies and/or indemnification from third parties.

     Ethylbenzene Release. On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at the Company's Texas City petrochemical plant. The released chemicals included ethylbenzene, benzene, polyethylbenzene, and hydrochloric acid. The Company does not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities. The Company anticipates that claims and litigation against Chemicals will ensue as a result of the release. The Company believes that its general liability insurance coverage is sufficient to cover all costs and expenses in excess of the deductible.

     Other Lawsuits. The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

Litigation Contingency

     The Company has made estimates of the reasonably possible range of its liability with regard to outstanding litigation for which it may incur liability. In addition, liabilities have been accrued based on the estimated probable loss from such litigation. These estimates and accruals are based on management's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company. The Company, therefore, has also made estimates of its probable recoveries under these insurance policies or third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors, and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing, as of June 30, 1998, the Company has accrued approximately $8.3 million as its estimate of aggregate contingent liability for these matters, and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $6.6 million. At June 30, 1998, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from zero to $13 million. The Company believes that this additional reasonably possible loss is substantially covered by insurance.

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


5.   NEW ACCOUNTING STANDARDS:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS previously prescribed with a presentation of basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The statement also requires presentation of diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. The Company adopted SFAS No. 128 for fiscal 1998 and has restated prior year amounts to reflect adoption of the new standard. As losses were incurred for each of the three month and nine month periods ended June 30, 1998 and 1997, basic and diluted EPS are the same amount for these periods.

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

                                                                   Three Months Ended            Nine Months Ended
                                                                         June 30,                     June 30,
                                                                -------------------------     -------------------------
                                                                   1998           1997           1998           1997
                                                                ----------     ----------     ----------     ----------
Net loss attributable to common stockholders ...............    $  (13,725)    $   (9,626)    $  (41,377)    $  (24,797)
Less depreciation in value of Released Shares ..............            --             --            505             --
                                                                ----------     ----------     ----------     ----------
Net loss for purpose of computing net loss per share .......    $  (13,725)    $   (9,626)    $  (40,872)    $  (24,797)
                                                                ==========     ==========     ==========     ----------

Net loss per common share ..................................    $    (1.13)    $    (0.84)    $    (3.40)    $    (2.24)
                                                                ==========     ==========     ==========     ==========

Weighted average shares outstanding ........................        12,185         11,420         12,007         11,047
                                                                ==========     ==========     ==========     ==========

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", establishes revisions to employers' disclosures about pension and other post retirement benefit plans. Management is currently evaluating the disclosures required when these three statements are adopted in the first quarter of fiscal 1999.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Management is currently evaluating the disclosures required when this statement is adopted in the first quarter of fiscal 2000.


6.   BUSINESS ACQUISITIONS:

     On January 31, 1997, the Company acquired the acrylic fibers business of Cytec Industries Inc. (the "AFB Acquisition"). The acrylic fibers business, now owned by two wholly owned subsidiaries of Chemicals (collectively "Sterling Fibers"), consists of an acrylic fibers plant located near Pensacola, Florida, and several associated marketing and research offices. The Company used the purchase method to account for the AFB Acquisition and operating results of Sterling Fibers beginning February 1, 1997 are included with those of the Company.

     On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd., a subsidiary of Weyerhaeuser Canada Ltd. (the "Saskatoon Acquisition"). The acquired assets include a manufacturing plant near Saskatoon, Saskatchewan, and are used by Sterling Sask to manufacture sodium chlorate, caustic soda, calcium hypochlorite, chlorine, and hydrochloric acid. The Company used the purchase method to account for the acquisition, and operating results of Sterling Sask beginning July 10, 1997 are included with those of the Company.

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

                                                          PRO FORMA       PRO FORMA
                                                        THREE  MONTHS     NINE MONTHS
                                                            ENDED            ENDED
                                                           JUNE 30,         JUNE 30,
                                                            1997             1997
                                                        ------------     ------------
Revenues ...........................................    $    250,700     $    744,800
Net loss before extraordinary items ................          (5,400)         (22,700)
Net loss attributable to common stockholders .......         (10,400)         (27,700)
Net loss per common share ..........................    $      (0.80)    $      (2.23)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of June 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three month and nine month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 5, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of June 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three month and nine month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of Chemicals' management.

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

Houston, Texas
August 5, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain capitalized terms used herein but not defined have the meanings assigned to them in the Notes To Condensed Consolidated Financial Statements or in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.


OVERVIEW

     Holdings is a holding company whose only material asset is its investment in Chemicals. Holdings' only material liabilities are its obligation to repay the 13 1/2% Senior Secured Discount Notes due 2008 (the "13 1/2% Notes"), redeem its outstanding preferred stock, and certain other contingent obligations. Chemicals owns substantially all of the consolidated operating assets and is obligated for substantially all remaining liabilities of the Company. Other than the additional interest expense associated with the 13 1/2% Notes, the results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals would not, in the opinion of the Company, provide any additional meaningful information.


RECENT DEVELOPMENTS

     On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at the Company's Texas City petrochemical plant (the "Texas City Plant"). The released chemicals included ethylbenzene, benzene, polyethylbenzene, and hydrochloric acid. The Company does not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities.

     During April 1998, the Company obtained certain amendments to the financial covenants contained in the Credit Agreement. The Company requested the changes in order to reduce the covenant thresholds based on its revised financial projections for fiscal years 1998 and 1999. The amendments span a seven-quarter period, through September 30, 1999.

     During April 1998, 47 salaried Company employees took early retirement under a voluntary severance program established by the Company at the Texas City Plant. The Company recorded a pre-tax charge of $3.0 million in the third quarter of fiscal 1998 for costs associated with the April workforce reduction. The Company anticipates annual savings from such workforce reduction of approximately $3.0 million.

     Due to a significant disparity between domestic and foreign natural gas prices and the resulting costing disadvantage to domestic methanol producers, the Company and its partner decided on July 29, 1998 to temporarily shut down its methanol facilities. The Company has contracted with an outside vendor to supply methanol during the shutdown period for both its internal needs and to satisfy its delivery requirements under existing contractual commitments.


RESULTS OF OPERATIONS

     Revenues for the third quarter of fiscal 1998 were $205 million compared to revenues of $239 million for the third quarter of fiscal 1997, a decrease of 14%. The decrease in revenues was primarily due to: (i) reduced styrene, acrylonitrile, sodium chlorate, and methanol sales prices, (ii) decreased styrene and methanol sales volumes, and (iii) lower acrylic fibers revenues. These decreases were partially offset by the favorable impact of revenues from the Saskatoon Acquisition in the current quarter. Revenues for the nine month period ended June 30, 1998 were $640 million compared to $666 million in the prior year period, a decrease of 4%. The decrease in revenues was the result of lower styrene and acrylonitrile selling prices and reduced styrene sales volumes, mostly offset by the positive impact of the AFB Acquisition and the Saskatoon Acquisition. Revenues excluding the impact of the AFB Acquisition and the Saskatoon Acquisition would have been $168 million and $205 million for the third quarters of fiscal 1998 and 1997, respectively, and $529 million and $608 million for the nine month periods ended June 30, 1998 and 1997, respectively. A net loss of $13.7 million, or $1.13 per share, was recorded for the third quarter of fiscal 1998 compared to a net loss of $9.6 million, or $0.84 per share, for the third quarter of fiscal 1997. A net loss of $41.4 million, or $3.40 per share, was recorded for the nine month period ended June 30, 1998, compared to a net loss of $24.8 million, or $2.24 per share, for the same period of fiscal 1997. Increased losses for the three months ended June 30, 1998, as compared to the prior year period, were primarily due to: (i) reduced acrylonitrile, sodium chlorate, and methanol margins, (ii) weak markets in acrylic fibers, (iii) increased interest expense resulting from financings related to the Saskatoon acquisition, (iv) increased selling, general, and administrative ("SG&A") expense, and (v) costs associated with the workforce reductions. Increased losses for the nine months ended June 30, 1998, as compared to the prior year period, were primarily due to: (i) reduced styrene, acrylonitrile, sodium chlorate, and methanol margins, (ii) weak markets in acrylic fibers, (iii) increased interest expense resulting from financings related to the AFB Acquisition and the Saskatoon Acquisition, and the issuance of $150,000,000 of 11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes"), which proceeds were used to prepay outstanding indebtedness under the Term Loans, (iv) increased SG&A expense, and (v) costs associated with the workforce reductions, all partially offset by the results of the Saskatoon operations.


Petrochemicals and Fibers

     For the third quarter of fiscal 1998, revenues from the petrochemical and fibers businesses decreased 22% to $155 million as compared to $198 million in the prior year period. The decrease in revenues was primarily due to: (i) reduced styrene, acrylonitrile, and methanol sales prices, (ii) decreased styrene and methanol sales volumes, and (iii) decreased acrylic fibers revenues. For the nine months ending June 30, 1998, revenues were $486 million as compared to $540 million in the same period of fiscal 1997. The 10% decrease in revenues was primarily due to lower styrene and acrylonitrile sales prices and reduced styrene sales volumes. These decreases were partially offset by increased revenues from the AFB Acquisition. The economic conditions in Asia negatively impacted market conditions in the fiscal 1998 periods, particularly for the Company's styrene, acrylonitrile, and acrylic fibers products. The Company's petrochemical and fibers businesses recorded operating losses of $0.5 million and $9.8 million for the three and nine month periods of fiscal 1998, respectively, compared to operating income of $7.2 million and $1.4 million for the same periods of fiscal 1997. The decrease in operating results in the third quarter of fiscal 1998, as compared to the same period of fiscal 1997, was due to weaker pricing in methanol, partially offset by increased profitability in acetic acid. The decrease in operating results for the nine month period ended June 30, 1998, as compared to the same period of fiscal 1997, was primarily due to weaker operational performance in styrene, acrylonitrile, and methanol, partially offset by stronger performance in acetic acid.

     Styrene. Styrene revenues decreased 23% to $61 million in the third quarter of fiscal 1998 and 25% to $184 million for the nine months ended June 30, 1998, compared to the same periods in fiscal 1997. Styrene sales prices decreased 12% and 11% for the third quarter and first nine months of fiscal 1998, respectively, as compared to the prior year periods. In addition, styrene sales volumes decreased 13% and 16% for the third quarter and first nine months of fiscal 1998, respectively, as compared to the prior year periods. These decreases in sales prices and volumes were primarily due to weaker market conditions, particularly in Asia. The prices of styrene's major raw materials, benzene and ethylene, were approximately 24% and 32% lower, respectively, during the third quarter of fiscal 1998 and approximately 13% and 19% lower, respectively, during the first nine months of fiscal 1998 as compared to the same periods in fiscal 1997. Styrene results were approximately the same in the third quarter of fiscal 1998, as compared to the third quarter of fiscal 1997, as the lower raw material prices were offset by reduced sales volumes and sales prices. Styrene margins decreased in the first nine months of fiscal 1998 compared to the same periods in fiscal 1997 as significantly lower sales prices more than offset the lower raw materials costs.

     Acrylonitrile. Acrylonitrile revenues decreased 26% to $27 million in the third quarter of fiscal 1998 and 16% to $88 million in the first nine months of fiscal 1998 compared to the same periods in fiscal 1997. Acrylonitrile sales prices decreased 31% and 18% for the third quarter and first nine months of fiscal 1998, respectively, as compared to the prior year periods. The lower sales prices in both periods were primarily due to weaker market conditions, primarily in Asia. Acrylonitrile sales volumes increased 8% and 3% in the third quarter and first nine months of fiscal 1998, respectively, as compared to the prior year periods. Decreased revenues for the third quarter and first nine months of fiscal 1998 were primarily the result of the decline in selling prices. The prices of acrylonitrile's major raw materials, propylene and ammonia, were approximately 37% and 23% lower, respectively, in the third quarter of fiscal 1998 and approximately 23% and 26% lower, respectively, during the first nine months of fiscal 1998, as compared to the comparable periods in fiscal 1997. Acrylonitrile results improved slightly in the third quarter of fiscal 1998 as compared to the prior year period, as lower raw materials prices and increased volumes more than offset the decrease in sales prices. Acrylonitrile margins decreased for the first nine months of fiscal 1998 compared to the same periods of fiscal 1997, as significantly lower sales prices more than offset the lower raw material costs.

     Fibers. Revenues from the Company's acrylic fibers business for the third quarter and first nine months of fiscal 1998 were $25 million and $76 million, respectively. The Company consummated the AFB Acquisition on January 31, 1997, and, therefore recorded revenues of $34 million and $58 million, respectively, for the comparable periods of fiscal 1997. Sterling Fibers performance in fiscal 1998 was negatively impacted by weak market conditions, particularly in Asia and to a lesser extent the loss of a domestic customer.

     Other Petrochemical Products. Revenues from the Company's other petrochemical products (including methanol, acetic acid, plasticizers, tertiary butylamine, and sodium cyanide) in the third quarter of fiscal 1998 decreased 14% to $42 million and increased 3% to $138 million in the first nine months of fiscal 1998, as compared to the same periods last fiscal year. In addition, the Company's other petrochemical products reported reduced operating earnings in the third quarter of fiscal 1998 and increased operating earnings in the first nine months of fiscal 1998, as compared to the same periods in the prior fiscal year. The decrease in revenues and operating earnings in the third quarter of fiscal 1998 was primarily due to a 32% decrease in methanol sales prices as a result of overcapacity in the global methanol market, partially offset by better operating performance in acetic acid and plasticizers. The increase in revenues and operating earnings in the first nine months of fiscal 1998 was primarily due to better operating performance in acetic acid and plasticizers, partially offset by the aforementioned weaker pricing in methanol.

Pulp Chemicals

     Revenues from the Company's pulp chemical business increased 24% to $51 million and 23% to $154 million for the third quarter and first nine months of fiscal 1998, respectively, when compared to the same periods in the prior fiscal year. The increase in revenues was primarily due to an increase in sales volumes of sodium chlorate of 10% and 22% for the third quarter and first nine months of fiscal 1998, respectively, when compared to the corresponding periods of fiscal 1997. The increases in sales volumes were primarily due to the additional volumes from the Saskatoon Acquisition in July 1997 and the startup of the Valdosta, Georgia sodium chlorate plant (the "Valdosta Plant") in December 1996. Average sales prices for sodium chlorate declined 8% and 9% in the third quarter and first nine months of fiscal 1998, respectively, compared to the corresponding periods in fiscal 1997. The decline in chlorate sales prices was primarily due to lower pulp mill operating rates partially due to the economic environment in various countries in Asia. The Company's pulp chemicals business recorded operating earnings of $9 million and $29 million for the three and nine months ended June 30, 1998, respectively, compared to operating earnings of $11 million and $35 million for the same periods of fiscal 1997. The reduced operating earnings in the fiscal 1998 periods, compared to the fiscal 1997 periods, is primarily due to reduced sodium chlorate sales prices and higher energy costs in the current periods, partially offset by increased sodium chlorate sales volumes.

Selling, General, and Administrative Expenses

     SG&A expenses increased to $14 million and $37 million during the third quarter and first nine months of fiscal 1998, respectively, as compared to $11 million and $24 million in the third quarter and first nine months of fiscal 1997, respectively. The increase was primarily due to SG&A expense related to the new fibers business, the new Saskatoon chemical business, increased corporate development activities, and costs associated with upgrades of certain of the Company's information technology systems, which includes Year 2000 compliance.

Other Expense

     Other expense of $3 million and $6 million in the three and nine month periods ended June 30, 1998, respectively, are related to the voluntary severance programs offered by the Company in January and April of 1998 at the Texas City Plant.

Interest and Debt Related Expense

     Interest and debt related expenses for the three and nine months ended June 30, 1998, were $26 million and $76 million, respectively, compared to $24 million and $63 million, respectively, for the corresponding periods in fiscal 1997. This increase is primarily due to the additional debt incurred in connection with the AFB and Saskatoon Acquisitions and the issuance of the 11 1/4% Notes. The proceeds of the 11 1/4% Notes were used to prepay outstanding indebtedness under the Term Loans.


Extraordinary Item

     The $4 million after-tax ($6 million pre-tax) extraordinary item relates to unamoritized debt issue costs which were expensed in April 1997 as a result of the partial prepayment of the term loans due March 31, 2003 and September 30, 2004 (the "Term Loans").

LIQUIDITY AND CAPITAL RESOURCES

Debt Structure

     As of June 30, 1998, the Company's debt structure consisted of: (i) the Term Loans; (ii) Saskatoon Term Loans due June 30, 2002 and June 30, 2005; (iii) the 11 1/4% Notes; (iv) 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes"); (v) the 13 1/2% Notes; (vi) an ESOP Term Loan due September 30, 2000; and (vii) a revolving credit facility providing up to $125 million (subject to a monthly borrowing base calculation) in revolving loans (the "Revolver") (see
Note 3 to the Notes to Condensed Financial Statements). At June 30, 1998, the Company's long-term debt (including current maturities) totaled $880.0 million.

     The Company intends to meet its liquidity needs for operating activities and capital expenditures (other than acquisitions) through internally generated funds and, to the extent necessary, borrowings under the Revolver. As of June 30, 1998, the Company had no amounts drawn and approximately $2.4 million in letters of credit outstanding under the Revolver. Available credit under the Revolver for loans and letters of credit is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At June 30, 1998, the borrowing base limited the total credit available under the Revolver to a maximum of $117.6 million. Accordingly and after giving effect to the $2.4 million of outstanding letters of credit, as of June 30, 1998, the unused credit available under the Revolver was $115.2 million, up from $113 million at September 30, 1997. The Revolver matures on March 31, 2003. The Company believes its internally generated funds and the undrawn amount of the Revolver will be sufficient to meet its liquidity needs the reasonably foreseeable future.

     The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes, should it need to do so, will be affected by the covenants in its various debt agreements and by cash requirements for debt service. The Credit Agreement and the indentures governing the 11 1/4% Notes, 11 3/4% Notes, and 13 1/2% Notes (the "Indentures") contain numerous financial and operational covenants, including, without limitation, restrictions on the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness, as well as the obligation of the Company to maintain certain financial ratios. Based on the Company's pro forma results of operations for the four quarters ended June 30, 1998, these restrictions currently operate to prevent the Company from incurring any additional debt other than debt incurred under the Revolver or pursuant to certain limited "baskets" and other exceptions. Under limited circumstances, the Company may, however, consummate additional acquisitions under the Credit Agreement and the Indentures (i) through the incurrence of debt in Unrestricted Subsidiaries (as defined in the Indentures and the Credit Agreement) or (ii) if the pro forma effect of such acquisition has a sufficient positive impact on certain financial ratios. The Company generally will not have access to the cash flows of Unrestricted Subsidiaries, as in the case of Sterling Sask. The Credit Agreement also requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Term Loans. No such mandatory prepayment is required in fiscal 1998.

     During April 1998, the Company obtained certain amendments to the financial covenants in the Credit Agreement. The Company requested the changes in order to reduce the covenant thresholds based on its revised financial projections for fiscal years 1998 and 1999. The amendments span a seven-quarter period, through September 30, 1999.

     The Company's ability to comply with the covenants and other terms of its various debt agreements, meet its debt service obligations, and repay principal when due will depend on the future performance of the Company. The future performance of the Company is subject to a number of uncertainties. The Company was in compliance with the financial covenants in effect as of June 30, 1998. However, if weak market conditions (particularly in various countries in Asia) continue to negatively impact the sales prices, margins, and volumes of the Company's products (particularly styrene, acrylonitrile, methanol, sodium chlorate, and acrylic fibers), the Company may have difficulty remaining in compliance with the financial covenants under certain of its debt agreements. If the Company fails to remain in compliance with any financial covenants, the Company believes it could obtain curative amendments or waivers; however, no assurances can be given that these amendments or waivers would be obtained. In the event the Company ceases to be in compliance with any financial covenants and appropriate amendments or waivers are not obtained, debt holders could pursue remedies available to them under the relevant debt agreements. In addition, the Company would not be entitled to borrow additional funds under the Revolver without an appropriate amendment or waiver from the debt holders.

     The Company's loan documents contain provisions which restrict the payment of advances, loans, and dividends from its subsidiaries (including Chemicals) to Holdings. The most restrictive of those covenants limits such payments during fiscal 1998 to approximately $2 million plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement. Such restriction is not expected to limit Holdings' ability to meet its obligations in fiscal 1998.

Working Capital


     Working capital of the Company was $95 million at June 30, 1998, down from $120 million at September 30, 1997. The $25 million decrease in working capital was primarily due to lower working capital requirements as a result of lower raw material and product sales prices, along with improved working capital management.

Cash Flow

     Net cash provided by operations was $38 million for the nine months ended June 30, 1998 and $12 million for the nine months ended June 30, 1997. The increase in cash provided by operations is primarily due to lower working capital requirements as a result of lower raw material prices, lower receivables, and improved working capital management.

Capital Expenditures

     The Company's capital expenditures for the first nine months of fiscal 1998 were $19 million compared to $33 million in the same period in fiscal 1997. The capital expenditures in the first nine months of fiscal 1998 were primarily related to routine safety, environmental, and replacement capital. The capital expenditures in the first nine months of fiscal 1997 were primarily related to the construction of the Valdosta Plant, along with a distributive control system installation at the Company's acrylonitrile unit. During the remainder of fiscal 1998, the Company expects to spend approximately $8 million to $11 million on process modernization, routine safety, environmental, and replacement capital. The Company expects to fund its remaining fiscal 1998 capital expenditures from operating cash flow, plus borrowings under the Revolver, if needed.

Year 2000 Issue

     The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     As is the case with most companies using computers in their operations, the Company is in the process of addressing the Year 2000 issue. The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing, and facilities computer software to systems that will consistently and properly recognize the Year 2000 and subsequent years. The estimated expense for this project is approximately $7 to $10 million, of which the Company has incurred approximately $2.0 million through June 30, 1998.

     The Company is utilizing both internal and external resources to replace critical business systems that may not be Year 2000 complaint with new business systems that are intended to be Year 2000 compliant, and the Company expects to complete the project by mid 1999. However, no assurances can be given that total Year 2000 compliance can be achieved because of the significant degree of interdependence with third party suppliers, service providers, and customers. Failure by the Company to complete Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.


NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements (other than statements of historical facts) included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of the Company's industry, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations, and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The information under "Legal Proceedings" in the Notes to Condensed Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         Pursuant to the Company's Amended and Restated Bylaws, stockholder proposals submitted for consideration at the Company's 1999 Annual Meeting of Stockholders must be delivered to the Corporate Secretary, Sterling Chemicals Holdings, Inc., Houston, Texas 77002, not less than 120 days nor more than 150 days prior to the first anniversary of the 1998 Annual Meeting of Stockholders, which was held January 28, 1998. If such timely notice of a stockholder proposal is not given, the proposal may not be brought before the Annual Meeting. If timely notice is given but is not accompanied by a written statement to the extent required by applicable securities laws, the Company may exercise discretionary voting authority over proxies with respect to such proposal if presented at the Company's 1999 Annual Meeting of Stockholders.

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

27.1     --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

27.2     --Financial Data Schedule of Sterling Chemicals, Inc.


     (b) Reports on Form 8-K.

         On May 13, 1998, the Company filed a Current Report on Form 8-K/A, reporting under Item 7.

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


                                        STERLING CHEMICALS HOLDINGS, INC.
                                        STERLING CHEMICALS, INC.
                                        (Registrants)



Date:  August 12, 1998                  /s/ PETER W. DE LEEUW
                                        ----------------------------------------
                                        Peter W. De Leeuw
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  August 12, 1998                  /s/ GARY M. SPITZ
                                        ----------------------------------------
                                        Gary M. Spitz
                                        Vice President-Finance and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                DESCRIPTION
 -------                                -----------

Inc.

11.1     --Earnings Per Share Calculation.

15.1     --Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

27.1     --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

27.2     --Financial Data Schedule of Sterling Chemicals, Inc.