Form 10-K
period 1998-09-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1998-12-17
CIK 795662, 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                             ----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1998

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

                             ----------------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 7, 1998, Sterling Chemicals Holdings, Inc. had 12,728,842 shares of common stock outstanding. As of such date, the aggregate market value of such common stock held by nonaffiliates, based upon the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was approximately $39 million. As of December 7, 1998, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

      Portions of the definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders of Sterling Chemicals Holdings, Inc. are incorporated by reference in Part III of this Form 10-K.


================================================================================

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                 PART I
         Important Information Regarding this Form 10-K.............................................    1
Item 1.  Business...................................................................................    2
Item 2.  Properties.................................................................................   16
Item 3.  Legal Proceedings..........................................................................   16
Item 4.  Submission of Matters to Vote of Security Holders..........................................   18

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................   19
Item 6.  Selected Financial Data of the Company.....................................................   20
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   22
Item 7A. Qualitative and Quantitative Disclosure about Market Risk..................................   36
Item 8.  Financial Statements and Supplementary Data................................................   37
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure.................................................................................   72

                                PART III

Item 10. Directors and Executive Officers of the Registrant.........................................   72
Item 11. Executive Compensation.....................................................................   72
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................   72
Item 13. Certain Relationships and Related Transactions.............................................   72

                                 PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K...............   73

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Readers should consider the following information as they review this Form 10-K.

FORWARD-LOOKING STATEMENTS

   This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of the Company's industry, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties and Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

SUBSEQUENT EVENTS, ETC.

   All statements contained in this Form 10-K, including the forward-looking statements discussed above, are made as of December 17, 1998, except for those statements that are expressly made as of another date. The Company disclaims any responsibility for the correctness of any information contained in this Form 10-K to the extent such information is affected or impacted by events, circumstances, or developments occurring after December 17, 1998, or by the passage of time after such date and, except as required by applicable securities laws, does not intend to update such information.

DOCUMENT SUMMARIES

   Statements contained in this Form 10-K describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.

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

ITEM 1. BUSINESS

     The Company was organized as a Delaware corporation in 1986 and has its principal executive offices in Houston, Texas. In connection with the Company's August 1996 merger with STX Acquisition Corp. (the "Merger"), the Company recapitalized and reorganized into a holding company whose only material asset is the capital stock of Chemicals, its wholly owned operating subsidiary (the "1996 Recapitalization"). Through Chemicals and its subsidiaries, the Company manufactures seven commodity petrochemicals at its Texas City, Texas plant (the "Texas City Plant"). Additionally, the Company manufactures chemicals for use primarily in the pulp and paper industry at five plants in Canada and one plant in Valdosta, Georgia (the "Valdosta Plant"), and manufactures acrylic fibers in a plant near Pensacola, Florida (the "Santa Rosa Plant"). At its Texas City Plant, the Company produces styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine ("TBA"), and sodium cyanide. The Company generally sells its petrochemical products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. The Company produces regular textile fibers, specialty textile fibers, and technical fibers at the Santa Rosa Plant, as well as licensing its acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at the five plants in Canada and at the Valdosta Plant. Sodium chlorite is produced at one of the Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of the Canadian locations. The Company licenses, engineers, and oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemical business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

     The Company's business strategy is to become a premier producer of chemicals with a strong market position in all major product and fist quartile cost position in existing businesses, and to expand its production capacity to capture future growth opportunities in the petrochemical, acrylic fibers, and pulp chemical industries. Key elements of this strategy are to: (i) maintain a competitive cost position by reducing costs and working capital and by investing in new technology and equipment; (ii) pursue low cost expansions; (iii) pursue growth opportunities through the construction of additional capacity; (iv) continue to build strong industry partnerships through securing long-term supply contracts with key customers; and (v) pursue a focused long-term acquisition strategy, targeting chemical businesses and assets which will strengthen the Company's existing market positions, provide upstream or downstream integration, or produce complementary chemical products. The cyclicality of the markets for the Company's primary products, however, also subjects the Company to periods of overcapacity accompanied by lower prices and profit margins for such products. In addition, the instruments governing the Company's outstanding debt limit the Company's ability to incur additional debt to finance additional acquisitions and other expenditures. These and other factors may limit the Company's ability to successfully implement its business strategy.

RECENT DEVELOPMENTS

     On March 30, 1998, the Company and BP Chemicals Inc. ("BP") established an exclusive 50/50 acrylonitrile joint venture marketing company, ANEXCO LLC, to service the acrylonitrile marketing needs of both partners in Asia and South America beginning April 1, 1998. The Company and BP project annual sales by ANEXCO LLC of approximately 500,000 metric tons of acrylonitrile with most materials coming from the United States, supplemented by product from South Africa.

     The Company's methanol production facility at the Texas City Plant was shut down in August 1998. This action was taken solely for economic reasons relating to a significant disparity between domestic and foreign natural gas prices and the resulting costing disadvantage to domestic methanol producers. The Company has contracted with a third party to supply methanol to the Company through January 31, 1999, for both its internal needs and to satisfy delivery requirements under existing contractual commitments. The Company believes the methanol production unit is capable of being restarted without significant expense or delay; however, as of December 17, 1998 no decision had been made as to if or when the unit will be restarted.

     During fiscal 1998, 111 Company employees took early retirement under voluntary severance programs established by the Company at the Texas City Plant. The Company recorded a pre-tax charge of $6 million in fiscal

1998 for costs associated with the workforce reductions. The Company anticipates annual savings from such workforce reductions of approximately $6 million. In addition, in September 1998, the Company reduced its pulp chemicals workforce by 25 employees and recorded a pre-tax charge of approximately $1 million. The Company anticipates annual savings from such workforce reductions of approximately $1 million. Additionally, a Multiskilling/CLAIR (Clean, Lubricate, Adjust, Inspect & Repair) program, which improves work practices at the Texas City Plant, has resulted in a reduction of contract maintenance workforce of over 100 workers over the past two years. In November 1998, the Company further reduced its workforce in its petrochemical business and corporate office by 60 employees and contractors at a pre-tax cost of approximately $2 million with expected annual savings of approximately $5 million. The Company plans to pursue additional cost reductions in 1999 through changes in its manufacturing processes and workforce reductions.

     In December 1998, the Company obtained certain amendments to the financial covenants in the Company's Amended and Restated Credit Agreement. At no time was the Company not in compliance with the covenants. The Company requested the amendments based on its revised financial projections, and the amendments made the financial covenants less restrictive through December 31, 1999.

     In December 1998, the Company entered into separate Standby Purchase Agreements (collectively, the "Purchase Agreements") with each of Gordon A. Cain, William A. McMinn, James Crane, Mr. Diassi, Mr. Hevrdejs and Koch Capital (collectively, the "Purchasers"). Pursuant to the terms of the Purchase Agreements, the Purchasers committed to purchase up to 2.5 million shares of Common Stock, at a price of $6.00 per share, if, as and when requested by the Company at any time or from time to time prior to December 15, 2001. Under each of the Purchasers Agreements, the Company may only require the Purchasers to purchase such shares if it believes that such capital is necessary to maintain, reestablish, or enhance its borrowing ability under the Company's revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Purchasers to enter into the Purchase Agreements, the Company issued to them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. Pursuant to the Purchase Agreements, the Company agreed to issue to the Purchasers additional warrants to purchase up to 300,000 additional shares of Common Stock if, as and when they purchase shares of Common Stock under the Purchase Agreements. Any shares of Common Stock purchased under the Purchase Agreement and the warrants issued to the Purchasers as contemplated by the Purchase Agreements will be subject to the terms of the Amended and Restated Voting Agreement dated as of December 15, 1998, the Sterling Chemicals Holdings, Inc. Stockholders Agreement dated effective as of August 21, 1996, as amended, and the Tag-Along Agreement dated as of August 21, 1996, each of which is filed as an Exhibit to this Form 10-K.

SALES AND MARKETING

     The Company primarily sells its petrochemical products pursuant to multi-year contracts and spot transactions in both the domestic and export markets through its commercial organization and sales force. The Company has certain long-term agreements, which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, TBA, and sodium cyanide, each to one customer. The Company also has various sales and conversion agreements, which dedicate to certain customers significant portions of the Company's production of styrene, acrylonitrile, and methanol, the Company's major petrochemical products. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price. This long-term, high volume focus allows the Company to maintain relatively low selling, general, and administrative expenses related to the marketing of its petrochemical products. The Company competes on the basis of product price, quality, and deliverability. Prices for the Company's commodity chemicals are determined by market factors that are largely beyond the Company's control and, except with respect to a number of its multi-year contracts, the Company generally sells its products at prevailing market prices.

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

     The Company, through two wholly-owned subsidiaries (collectively, "Sterling Fibers"), currently markets its acrylic fiber products to North American customers through internal sales staff and to international customers through non-affiliated agents. Acrylic fiber products are priced based upon market conditions, which include, but are not limited to, raw material costs, prices of competing products and suppliers, and type of end use.

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

     The Company markets chlorine dioxide generators worldwide to the pulp and paper industry. The Company sells the technology and equipment, which it designs and purchases from specific strategic alliance partners. In addition to being paid for the technology and equipment, the Company receives royalties based on the amount of chlorine dioxide produced by the generator, generally over a ten-year period.

CONTRACTS

     The Company's key multi-year contracts and conversion agreements, which collectively accounted for 24% of the Company's fiscal 1998 revenues, are described below:

Styrene-Bayer

     The Company and Bayer Corporation ("Bayer"), a subsidiary of Bayer AG, are currently operating under a conversion agreement effective through December 21, 2000. Under this agreement, the Company provides Bayer, subject to specified minimum and maximum quantities, a major portion of Bayer's styrene requirements for its manufacture of styrene-containing polymers. The agreement permits Bayer to terminate its obligations upon twelve months' notice to the Company should Bayer sell its business that uses styrene or assign the agreement (subject to the Company's consent) to a third-party purchaser of the business. During fiscal 1998, the Company delivered approximately 9% of its styrene production pursuant to this agreement.

Styrene-BP Chemicals

     Effective April 1, 1994, the Company and BP entered into a styrene sales and purchase agreement. The initial term of the agreement expired in December 1996. The Company and BP extended this agreement on substantially the same terms but at approximately half of the original volume through June 30, 1999. During fiscal 1998, the Company delivered approximately 6% of its styrene production to BP pursuant to this agreement.

Acrylonitrile-Solutia

     The Company and Solutia Inc., formerly the chemical business of Monsanto Company ("Solutia"), are parties to a multi-year conversion agreement, pursuant to which the Company delivered approximately 31% and 27% of its fiscal 1998 and 1997 acrylonitrile production, respectively. Solutia has recently announced that it is constructing a new acrylonitrile production facility in Chocolate Bayou, Texas, which is expected to have an annual capacity of 500 million pounds and which is currently expected to begin production in the third calendar quarter of 2000. Solutia has elected to terminate the aforementioned agreement, effective September 1, 2000.

Acrylonitrile-Cytec

     In connection with the Company's acquisition of its acrylic fibers business from Cytec Industries Inc. ("Cytec") on January 31, 1997 (the "AFB Acquisition"), the Company assumed an existing supply contract for acrylonitrile pursuant to which Sterling Fibers purchases its requirements for acrylonitrile from Cytec. Upon the expiration of such supply contract on February 28, 2002, the Company expects to supply all of Sterling Fibers' acrylonitrile requirements from the Texas City Plant.

Acrylonitrile-BP Chemicals

     In 1988, the Company entered into a long-term production agreement with BP, under which BP contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at the Texas City Plant and has the option to take up to approximately one-sixth of the Company's total acrylonitrile capacity. This agreement was amended and restated during April 1998 to, among other things, encourage increased manufacturing and technical cooperation. Under the agreement, BP furnishes the necessary raw materials and pays the Company a conversion fee for the amount of acrylonitrile it takes and reimburses the Company for a portion of the fixed costs related to acrylonitrile production at the Texas City Plant. During fiscal 1998, the Company delivered approximately 17% of its acrylonitrile production to BP pursuant to this agreement. The acrylonitrile reactor in which BP invested capital incorporates certain BP technological improvements under a separate license agreement. The Company has the right to incorporate these and any future improvements into its other existing acrylonitrile reactors. To protect BP in the event the Company defaults under the production agreement, BP has a first security interest in the third reactor and related equipment and in the first acrylonitrile produced in the three reactor units to the extent BP is entitled to purchase the same under the production agreement. As previously discussed, in April 1998 the Company and BP formed ANEXCO LLP for the purposes of jointly marketing acrylonitrile in Asia and South America. The Company delivered approximately 18% of its fiscal 1998 acrylonitrile production to ANEXCO LLC pursuant to this agreement.

Acetic Acid-BP Chemicals

     An agreement with BP that has been in effect since August 1986 currently gives BP the exclusive right to purchase all of the Company's acetic acid production until August 2016. Under the agreement, BP is obligated to make certain unconditional monthly payments to the Company until August 2006 and to reimburse the Company for operating costs. In addition, the Company is entitled to receive annually a portion of the profits earned by BP from the sale of acetic acid produced by the Company.

Methanol-BP Chemicals

     In August 1996, the Company entered into a long-term production and sales agreement with BP, under which BP contributed a significant portion of the capital expenditures required for the reconstruction and capacity increase of the Company's methanol production facility at the Texas City Plant and obtained the right to receive a substantial portion of the Company's methanol production. During fiscal 1998, the Company delivered approximately 40% of its methanol production to BP pursuant to this agreement. The initial term of this agreement expires July 31, 2016. The output of the methanol facility is marketed by BP to the Company's acetic acid unit, the merchant market, and BP's worldwide acetic acid business. Due to a significant disparity between domestic and foreign natural gas prices and the resulting costing disadvantage to domestic methanol producers, the Company shut down its methanol production facility in August 1998. The Company has contracted with a third party to supply methanol to the Company through January 31, 1999 for both its internal needs and to satisfy delivery requirements under existing contractual commitments. The Company believes the methanol production unit is capable of being restarted without significant expense or delay; however, as of December 17, 1998, no decision had been made as to if or when the unit will be restarted.

Plasticizers-BASF

     A product sales agreement has been in effect with BASF Corporation ("BASF") since August 1, 1986, pursuant to which the Company sells all of its plasticizers production to BASF. In November 1997, the Company signed a new 10 year agreement with BASF. The agreement expires at the end of 2007. BASF provides certain raw materials to the Company and markets the plasticizers produced by the Company. BASF is obligated to make certain quarterly payments to the Company and reimburses the Company monthly for actual production costs. In addition, the Company is entitled to a share of profit earned by BASF attributable to the plasticizers supplied by the Company.

     During fiscal 1998, BP accounted for approximately 12% of the Company's revenues. No other single customer of the Company accounted for more than 10% of the Company's revenues in fiscal 1998. For information regarding the Company's export sales and domestic and foreign operations, see Note 9 of Item 8, "Notes to Consolidated Financial Statements," which is hereby incorporated by reference.

PRODUCT SUMMARY

     The Company's principal products and their primary end uses and raw materials are set forth below.

COMPANY PRODUCT     INTERMEDIATE PRODUCTS   PRIMARY END PRODUCTS                    RAW MATERIALS
---------------     ---------------------   --------------------                    -------------
Petrochemicals
and Fibers
Styrene             Polystyrene             Building products, boat and automotive  Ethylene and Benzene
                    ABS/SAN resins          components, disposable cups and trays,
                    Styrene butadiene       packaging and containers, housewares,
                    latex                   tires, audio and video cassettes,
                    Unsaturated polyester   luggage,
                    resins                  children's toys, paper coating,
                                            appliance
                                            parts, and carpet backing

Acrylonitrile       Acrylic fibers          Apparel, furnishings, upholstery,       Ammonia, Air, and Propylene
                    ABS/SAN resins          household appliances, carpets,
                                            plastics for automotive parts using
                                            ABS and SAN polymers

Acetic Acid         Vinyl acetate monomer   Adhesives, cigarette filters, and       Methanol, Carbon Monoxide
                                            surface coatings

Methanol            Acetic acid             Adhesives, cigarette filters, and       Natural Gas, Steam, and Carbon
                    MTBE                    surface coatings, gasoline oxygenate    Dioxide
                    Formaldehyde            and octane enhancer, plywood adhesives

Plasticizers        Polyvinyl chloride      Flexible plastics, such as shower       Alpha-Olefins, Carbon
                    (PVC)                   curtains and liners, floor coverings,   Monoxide, Hydrogen,
                                            cable insulation, upholstery, and       Orthoxylene, and Air
                                            plastic molding

TBA                 NA                      Pesticides, solvents,                   Isobutylene and the
                                            pharmaceuticals, and synthetic rubber   Acrylonitrile  by-product
                                                                                    Hydrogen Cyanide ("HCN")

Sodium Cyanide      NA                      Electroplating and precious metals      Sodium Hydroxide and
                                            recovery                                by-product HCN

Regular Textile     NA                      Apparel, fleece, hosiery, industrial,   Acrylonitrile, Vinyl Acetate,
   Fibers                                   and sweaters                            Sodium Thiocyanate, Sodium
                                                                                    Bisulfate, and Finish Oil

Specialty Textile   NA                      High-end hosiery, pile fabrics, and     Acrylonitrile, Vinyl Acetate,
   Fibers                                   outdoor furniture                       Sodium Thiocyanate, Sodium
                                                                                    Bisulfate, and Finish Oil

Technical Fibers    NA                      Friction materials (brake linings),     Acrylonitrile, Vinyl Acetate,
                                            gaskets, specialty papers, and          Sodium Thiocyanate, Sodium
                                            non-wovens                              Bisulfate, and Finish Oil

Pulp Chemicals
Sodium Chlorate     Chlorine dioxide        Bleaching agent for pulp production;    Electricity, Salt, and Water
                                            Downstream products include high
                                            quality office and coated papers

Chlorine Dioxide    NA                      Chlorine dioxide for use in the         NA
   Generators                               bleaching of pulp

Sodium Chlorite     Chlorine dioxide        Antimicrobial agent for municipal       Sodium Chlorate and
                                            water treatment, disinfectant for       Hydrochloric Acid
                                            fresh produce

Chlor-alkali
   Caustic soda     NA                      Bleaching and digesting agent for       Electricity, Salt, and Water
                                            pulp and paper

   Chlorine         NA                      Widely used in potable water and        Electricity, Salt, and Water
                                            wastewater treatment programs, as
                                            well as swimming pools

   Muriatic acid    NA                      Stimulation agent in oil and gas        Chlorine, Hydrogen, and Water
                                            extraction operations

Calcium             NA                      Sanitizing agent to control bacteria    Lime,Water, Caustic Soda, and
   Hypochlorite                             and algae in swimming pools             Chlorine

PRODUCTS

Petrochemicals and Fibers

     Styrene. The Company is the third largest North American producer of styrene. The Company's styrene unit, located at the Texas City Plant, is one of the largest in the world and has an annual rated production capacity of 1.7 billion pounds, which represents approximately 12% of total North American capacity. The Company sold approximately 34% of its styrene sales volumes pursuant to conversion contracts during fiscal 1998. Approximately 40% of the Company's styrene sales volumes were exported in fiscal 1998, principally to Asia, either directly or pursuant to arrangements with large international trading companies.

     Acrylonitrile. The Company is the second largest global producer of acrylonitrile. The Company's acrylonitrile unit, located at the Texas City Plant, has an annual rated production capacity of 740 million pounds, which represents approximately 22% of total North American capacity. The Company sold approximately 45% of its acrylonitrile sales volumes pursuant to long-term conversion agreements during fiscal 1998. Approximately 50% of the Company's acrylonitrile production in fiscal 1998 was exported. ANEXCO LLC was formed by the Company and BP to service their acrylonitrile marketing needs in Asia and South America, beginning April 1, 1998. HCN is a by-product of acrylonitrile manufacturing and is used by the Company as a raw material for the production of TBA and sodium cyanide and is also burned as fuel.

     Acetic Acid. The Company is the third largest North American producer of acetic acid. The Company's acetic acid unit, located at the Texas City Plant, has an annual rated production capacity of nearly 800 million pounds, which represents approximately 11% of total North American capacity. All of the Company's acetic acid production is sold to BP pursuant to a long-term contract through 2016.

     Methanol. In August 1996, the Company completed construction of a 150 million gallon per year methanol unit at the Texas City Plant. Capital investment in the unit and production capacity are shared by the Company and BP. Approximately 42% of the methanol production was used as a raw material in the Company's acetic acid unit during fiscal 1998, replacing methanol that was previously purchased from third parties. The remaining methanol is available for the merchant market and for BP's worldwide acetic acid business. As previously discussed, the Company shut down its methanol production facility in August 1998. The Company believes the methanol production unit is capable of being restarted without significant expense or delay; however, as of December 17, 1998, no decision had been made as to if or when the unit will be restarted.

     Plasticizers. The Company has an agreement with BASF pursuant to which the Company sells all of its plasticizers production to BASF through 2007. The Company's rated plasticizers capacity is 280 million pounds per year.

     TBA. The Company produces HCN as a by-product of its acrylonitrile manufacturing process. The Company uses a portion of its HCN to produce TBA, which it sells to Flexsys America L.P. ("Flexsys") pursuant to a long-term conversion agreement. The Company's rated capacity for TBA is 21 million pounds per year.

     Sodium Cyanide. At the Texas City Plant, the Company operates a sodium cyanide unit, which is owned by E.I. du Pont de Nemours and Company ("DuPont"). The Company and DuPont have an agreement whereby the Company receives a fee for operating the facility. The facility uses, as a raw material, HCN by-product generated by the Company's acrylonitrile manufacturing process. The rated capacity of this unit is 100 million pounds per year.

     Acrylic Fibers. Sterling Fibers is the second largest producer of acrylic fibers in North America. The Santa Rosa Plant has an annual rated production capacity of 184 million pounds, which represents approximately 35% of total North American capacity. Approximately 15% of the Company's acrylic fibers production in fiscal 1998 was exported. Sterling Fibers produces regular textile fibers, specialty textile fibers, and technical fibers. Regular textile fibers are commodity fibers whose sales are primarily driven by price and service rather than product characteristics. Specialty textile fibers are targeted for specific applications or end uses and typically have higher margins than regular textile fibers. Technical fibers are specially engineered for industrial, non-textile uses and typically have higher margins than textile fibers.

Pulp Chemicals

     Sodium Chlorate. Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride
(salt). Sodium chlorate is also used as a raw material to produce sodium chlorite. The Company is the second largest producer of sodium chlorate in North America. The Company's six sodium chlorate plants have an aggregate annual rated production capacity of approximately 500,000 tons, which represents approximately 23% of total North American sodium chlorate capacity.

     Chlorine Dioxide Generators. Through its ERCO Systems Group ("ERCO"), the Company is the largest worldwide supplier of patented technology for the generators which certain pulp mills use to convert sodium chlorate into chlorine dioxide. Each mill that uses chlorine dioxide requires at least one generator. The Company receives revenue when a generator is sold to a mill and also receives royalties from the mill after start-up, generally over a ten-year period, based on the amount of chlorine dioxide produced by the generator. The Company has supplied approximately two-thirds of all existing modern pulp mill generators worldwide.

     The research and development group of ERCO works to develop new and more efficient generators. When pulp mills move to higher levels of substitution of chlorine dioxide for elemental chlorine, they are usually required to upgrade generator capacity or purchase new generator technology. Mills may also convert to a newer generator to take advantage of efficiency advances and technological improvements. Each upgrade or conversion requires a licensing agreement, which generally provides for payment of an additional ten-year royalty.

     Sodium Chlorite. The Company has a rated annual sodium chlorite capacity of approximately 3,500 tons, which represents approximately 37% of total North American capacity.

     Chlor-alkali Products. The Company's rated chlorine capacity is 33,000 metric tons per year, which is less than 1% of North American elemental chlorine capacity. The Company has caustic soda and muriatic acid production capacity of 37,000 and 45,000 metric tons per year, respectively.

     Calcium Hypochlorite. The Company currently has rated calcium hypochlorite production capacity of 8,500 metric tons per year. This volume represents 6% of total North American capacity. All of the Company's calcium hypochlorite is marketed by BioLab, Inc., a wholly-owned subsidiary of Great Lakes Chemical Corporation, pursuant to a long-term sales and marketing agreement.

RAW MATERIALS FOR PRODUCTS AND ENERGY RESOURCES

     For each of the Company's products, the combined cost of raw materials and utilities is far greater than all other production costs combined. Thus, an adequate supply of these materials at reasonable prices is critical to the success of the Company's business. Most of the raw materials used by the Company are supplied by others, and many of them are subject to wide price fluctuations for a variety of reasons beyond the Company's control. Although the Company believes that it will continue to be able to secure adequate supplies of its raw materials and energy at acceptable prices to meet its requirements, there can be no assurance that it will be able to do so.

Petrochemicals and Fibers

      Styrene. The Company manufactures styrene from ethylene and benzene. The Company converts benzene and ethylene into ethylbenzene, which is then processed into styrene. Benzene and ethylene are both commodity petrochemicals and the price for each can fluctuate widely due to significant changes in the availability of these products. The Company has multi-year arrangements with several ethylene suppliers that provide for its estimated requirements for purchased ethylene at generally prevailing and competitive market prices. The Company's conversion agreements require that the other parties to such agreements furnish the Company with the ethylene and/or benzene necessary to fulfill its conversion obligations. Approximately 16% and 23% of the Company's fiscal 1998 benzene and ethylene requirements, respectively, were furnished by customers pursuant to conversion arrangements.

     Acrylonitrile. The Company produces acrylonitrile by reacting propylene and ammonia over a solid-fluidized catalyst at low pressure. Propylene and ammonia are both commodity chemicals and the price for each can fluctuate widely due to significant changes in the availability of these products. The Company purchases propylene and ammonia for use in the production of acrylonitrile for sale to others. For acrylonitrile produced by the Company under conversion contracts, the requisite propylene and/or ammonia is furnished to the Company by the customers. Approximately 44% and 40% of the Company's fiscal 1998 propylene and ammonia requirements, respectively, were furnished by customers pursuant to conversion arrangements. If various customers for whom the Company now manufactures acrylonitrile under conversion arrangements were to cease furnishing their own raw materials and seek only to purchase acrylonitrile from the Company, the Company's requirements for purchased propylene and ammonia could significantly increase.

     HCN is a by-product of the acrylonitrile manufacturing process and is used by the Company as a raw material for the production of TBA and sodium cyanide and is also burned as fuel.

     Acetic Acid. Acetic acid is manufactured primarily from carbon monoxide and methanol. The Company normally produces all of the methanol required by its acetic acid unit; however, the Company is currently purchasing its methanol requirements from a third party due to the Company's shutdown of its methanol production facility in August 1998. In 1996, Praxair Hydrogen Supply, Inc. ("Praxair") constructed a partial oxidation unit at the Texas City Plant that supplies carbon monoxide to the Company for production of acetic acid.

     Methanol. The Company produces methanol primarily from natural gas and steam. The Company obtains its natural gas under various supply contracts. As previously indicated, the Company's methanol production facility was shut down in August 1998. The Company believes the methanol production unit is capable of being restarted without significant expense or delay; however, as of December 17, 1998, no decision had been made as to if or when the unit will be restarted.

     Plasticizers. The primary raw materials for plasticizers are alpha-olefins and orthoxylene, which are supplied by BASF under its long-term contract with the Company, which expires at the end of 2007.

     TBA. The Company produces HCN as a by-product of its acrylonitrile manufacturing process. The Company uses a portion of its HCN to produce TBA, which it sells to Flexsys pursuant to a long-term conversion agreement. Flexsys supplies the isobutylene, sulfuric acid, and caustic soda needed in the Company's TBA operations.

     Sodium Cyanide. Sodium cyanide is manufactured from the Company's by-product HCN and caustic soda. DuPont supplies the caustic soda for sodium cyanide production under its long-term contract with the Company.

     Acrylic Fibers. Acrylonitrile is the most significant raw material used in the production of acrylic fibers, representing approximately 50% of the total cash cost of production. Pursuant to its supply agreement with Cytec, Sterling Fibers will purchase all of its acrylonitrile requirements from Cytec until February 28, 2002, after which time the Company expects to supply such acrylonitrile requirements from the Texas City Plant.

Pulp Chemicals

     Sodium Chlorate. The primary raw materials for the production of sodium chlorate are electricity, salt, and water. Of these, electric power costs typically represent approximately 65% of the variable cost of production of sodium chlorate. Electric power is purchased by each of the Company's pulp chemicals facilities pursuant to contracts with local electric utilities. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. On average, the Company's electrical power costs at its pulp chemical facilities are believed to be competitive with other producers in the areas in which it operates.

     The Company purchases most of the sodium chloride (salt) that it uses in the manufacture of sodium chlorate under requirements contracts with major suppliers.

     Chlor-alkali. The primary raw materials for the production of chlor-alkali are salt, water, and electricity. The Company's plant near Saskatoon, Saskatchewan, Canada (the "Saskatoon Plant") is located on top of a bed of sodium chloride, or salt, and is solution-mined on site, supplying a concentrated brine solution to the chlor-alkali manufacturing operations. The other primary raw material is electrical power, which is supplied by the Saskatchewan Power Corporation under a ten year agreement expiring December 5, 2001. After 2001, the agreement is renewable on a year to year basis. In a secondary process, some of the chlorine reacts with by-product hydrogen to produce hydrochloric acid.

     Calcium Hypochlorite. The primary raw materials for calcium hypochlorite are lime, water, caustic soda, and chlorine. Lime is purchased pursuant to a long-term contract, while caustic soda and chlorine are produced at the Saskatoon Plant. In the calcium hypochlorite process, fine powdered lime is dissolved in water to produce a slurry. The slurry is then mixed with a caustic soda solution in a batch reactor and chlorine gas is introduced on a carefully controlled basis. From the resulting slurry the solid component, calcium hypochlorite is centrifuged, dried, granulated, and screened to meet specifications.

TECHNOLOGY AND LICENSING

Petrochemicals and Fibers

     In 1986, Monsanto Company ("Monsanto") granted the Company a nonexclusive, irrevocable, and perpetual right and license to use Monsanto's technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition of the Texas City Plant. These licenses are used in the production of styrene, acrylonitrile, methanol, TBA, acetic acid, and plasticizers. During fiscal 1991, BP Chemicals Ltd. ("BPCL") purchased the acetic acid technology from Monsanto (subject to existing licenses).

     On December 30, 1997, the Company entered into an Acetic Acid Technology Agreement with BP and BPCL, pursuant to which BPCL granted the Company a non-exclusive, irrevocable, and perpetual right and license to use BPCL's acetic acid technology at the Texas City Plant, including any new acetic technology developed by BPCL at its acetic acid facilities in England during the term of such agreement or pursuant to the research and development program provided by BPCL under the terms of such agreement.

     BPCL has also granted to the Company a nonexclusive, perpetual, royalty-free license (except in the case of a breach of the related production agreement) to use BPCL's acrylonitrile technology at the Texas City Plant as part of the 1988 acrylonitrile expansion project. The Company and BPCL have agreed to cross-license any technology or improvements relating to the manufacture of acrylonitrile at the Texas City Plant.

     The Company believes that the manufacturing processes that the Company utilizes at the Texas City Plant are cost effective and competitive. Although the Company does not engage in alternative process research with respect to the Texas City Plant, it does monitor new technology developments and, when the Company believes it is necessary, it will seek to obtain licenses for process improvements.

     Sterling Fibers owns substantially all of the technology used in its acrylic fibers operations. Sterling Fibers licenses certain of its acrylic fibers manufacturing technology to producers worldwide. The Company expects to capitalize on increasing demand for this technology as developing countries seek to increase acrylic fibers production capacity. Approximately 15% of the world's total acrylic fibers capacity is based on Sterling Fibers' technology. The competitiveness of Sterling Fibers with respect to its specialty textiles and technical fibers products (which are its higher margin products) is maintained, to a significant extent, through the exclusive ownership or use of certain product and manufacturing technology. If competitors of Sterling Fibers gain access to the use of similar technology, or render such technology obsolete through the introduction of superior technology, the ability of Sterling Fibers to compete would be materially affected in an adverse manner.

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

     The Company performs detailed design of chlorine dioxide generators, which are then fabricated by contractors. Plant installation, instrumentation testing, and generator start-up are supervised by a joint engineering/technical service team of the Company. Prior to 1996, the Company was involved in a number of patent disputes with Akzo Nobel, N.V. regarding chlorine dioxide technology. In 1996, the parties reached a settlement of such disputes that allows licensees of both the Company and Akzo Nobel, N.V. to operate their chlorine dioxide generators within the broadest range of operating conditions.

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

COMPETITION AND INDUSTRY CONDITIONS

General

     The industries in which the Company operates are highly competitive. Many of the Company's competitors, particularly in the petrochemical industry, are larger and have substantially greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity may reduce the Company's ability to maintain profit margins or its ability to preserve its market share, or both. Such developments could have a negative impact on the Company's ability to maintain existing profit margins or to obtain higher profit margins, even during periods of increased demand for the Company's products.

     Many of the Company's primary competitors by product are set forth below:

     Styrene Dow Chemical Company, Lyondell Chemical Company, Amoco Chemical Company (a subsidiary of Amoco Corporation), Chevron Chemical Company (a subsidiary of Chevron Corporation), Cos-Mar (a joint venture of General Electric Company and FINA Inc.), Nova Chemical Co., and Huntsman Chemical Corporation

     Acrylonitrile       BP Chemicals Inc., Cytec Industries Inc., E.I. du Pont
                         de Nemours and Company, and Solutia Inc.

     Acetic Acid         Celanese Ltd., Eastman Chemical Company, and Millenium
                         Chemicals

     Methanol Methanex Methanol Co., Borden Chemicals, Lyondell Chemical Company, Celanese Ltd., and Beaumont Methanol

     Plasticizers        Exxon Corporation, Aristech Chemicals, and Eastman
                         Chemical Company

     TBA                 BASF Corporation and Nitto Chemical Industry Co., Ltd.

     Acrylic Fibers      Solutia Inc.

     Sodium Chlorate     Akzo Nobel N.V., CXY Chemicals Ltd., Kerr-McGee
                         Corporation, and Huron Chemicals

     Chlorine Dioxide
     Generators          Akzo Nobel, N. V.

     Sodium Chlorite     Vulcan Chemicals (a subsidiary of Vulcan Materials Co.)

     Chlor-alkali        Dow Chemical Company, OxyChem, and Pioneer Companies,
                         Inc.

     Calcium
     Hypochlorite        Olin Corporation and PPG Industries


     Historically, petrochemical industry profitability has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. The Company's businesses are subject to changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. In fiscal 1998, economic events in various Asian countries negatively impacted the demand growth for the Company's products and, along with increases in supply (particularly styrene, acrylonitrile, and methanol) had a negative impact on sales volumes, prices, and margins in fiscal 1998. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations. During fiscal 1998, the Company's export sales were approximately 28% of total revenues. It is not possible to predict accurately how changes in raw material costs, market conditions, or other factors will affect future sales volumes, prices, and margins for the Company's products.

Petrochemicals and Fibers

     Styrene. According to Chemical Marketing Associates, Inc. ("CMAI"), the total North American capacity for styrene is 14.4 billion pounds per year. The Company's rated capacity of 1.7 billion pounds per year represents approximately 12% of total North American capacity.

      Styrene prices are cyclical and sensitive to overall supply relative to demand and the level of general business activity. During 1994 and the first half of 1995, the styrene industry ran at high utilization rates resulting from demand growth from worldwide economic expansion resulting in high styrene prices and margins. During the second half of 1995, styrene prices decreased significantly as demand growth weakened. Increased capacity additions, particularly in Asia, resulted in lower styrene prices and margins in 1996, 1997, and 1998. Economic events in various Asian countries in 1997 and 1998 reduced demand growth for styrene and, along with capacity increases in 1997 and 1998, resulted in lower prices and margins. Global production capacity for styrene is estimated at approximately 45 billion pounds, including 6-7 billion pounds of capacity which was added by competitors in 1997 and 1998. Average styrene sales prices received by the Company declined by 41% from fiscal 1995 to 1996, 2% from fiscal 1996 to 1997, and 11% from fiscal 1997 to 1998.

     Acrylonitrile. The acrylonitrile market exhibits characteristics in capacity utilization, selling prices, and profit margins similar to those of styrene. Moreover, as a result of the Company's high percentage of export acrylonitrile sales, demand for the Company's acrylonitrile is most significantly influenced by export customers, particularly those that supply acrylic fiber to China. During 1995, strong demand for acrylic fiber and ABS resins, particularly in China, increased demand for acrylonitrile resulting in higher prices and margins. Acrylonitrile demand began to weaken in late 1995 for the same reasons that caused the deterioration in the styrene market. Increased acrylonitrile capacity in the United States and Asia and weakened demand growth in Asian markets resulted in lower acrylonitrile prices and margins in 1996, 1997, and 1998. Global production capacity for acrylonitrile is estimated at over 11 billion pounds, including 1 billion pounds which was added by competitors in 1998. Solutia has recently announced that it is constructing a new acrylonitrile production facility in Chocolate Bayou, Texas, which is expected to have an annual capacity of 500 million pounds and which is currently expected to begin production in the third calendar quarter of 2000. Average acrylonitrile sales prices received by the Company declined by 29% from fiscal 1995 to 1996, 3% from fiscal 1996 to 1997, and 25% from fiscal 1997 to 1998.

     Methanol. The methanol facility production capacity is shared by the Company and BP. Approximately 42% of the methanol production was used as a raw material in the Company's acetic acid unit in fiscal 1998. The remaining methanol production was used for the merchant market. As previously indicated, the methanol production facility was shut down in August 1998.

     Other petrochemical products. The Company sells all of its acetic acid, plasticizers, and TBA production to BP, BASF, and Flexsys, respectively, pursuant to long-term contracts. In addition, the Company operates a sodium cyanide unit, which is owned by DuPont.

     Acrylic Fibers. There are only two manufacturers of acrylic fibers in North America, Sterling Fibers and Solutia. In general, Sterling Fibers and Solutia have mostly different customers and focus on different segments of the same markets. Acrylic fibers also compete with other fibers, including cotton and polyester. During fiscal 1998, Sterling Fibers experienced decreased sales prices and margins due to a significant drop in the demand for its products as a result of the economic events in various countries in Asia and increased competition from European suppliers.

Pulp Chemicals

     Sodium Chlorate. The primary derivative of sodium chlorate is chlorine dioxide. Chlorine dioxide is a powerful and highly selective oxidizing agent suitable for pulp bleaching. It has the ability to substantially reduce hazardous substances, including dioxins and furans, in bleach plant effluent, as well as produce high-brightness pulp with little or no damage to the cellulose fiber.

     Substitution of chlorine dioxide for elemental chlorine is driven primarily by environmental concerns. By the end of 1997, approximately 80% to 85% of Canadian bleach plant capacity and approximately 55% to 60% of United States bleach plant capacity had been converted to elemental chlorine-free ("ECF"). On November 14, 1997, the Environmental Protection Agency ("EPA") enacted regulations that support substitution of chlorine dioxide, which is produced from sodium chlorate, for elemental chlorine in the pulp bleaching process. These regulations, commonly referred to as the "Cluster Rules", require increased substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process which significantly reduces the amount of absorbable organic halides ("AOX") and chlorine derivatives in bleach plant effluent.

     On May 7, 1998, several conservation groups and an Indian tribe instigated litigation in the Court of Appeals for the Ninth Circuit (San Francisco) challenging the EPA's passage of the Cluster Rules on the grounds that EPA violated the Clean Water Act and the Administrative Procedures Act because EPA did not adopt the "best available technology" and that the Cluster Rules violated certain treaty rights of the Indian tribe. A representative of the paper industry was permitted to intervene in such action on June 8, 1998. In addition, three separate petitions were filed by industry representatives on August 26, 1998 in the Fourth Circuit, the Eleventh Circuit and District of Columbia Circuit challenging certain aspects of the Cluster Rules for reasons generally supportive of industry's positions. On October 9, 1998, a motion to consolidate all of such actions was filed in the Ninth Circuit and a stay of further proceedings was ordered until November 30, 1998. The Ninth Circuit approved the motion to consolidate and the actions filed in the District of Columbia and Fourth Circuits have been transferred. The action in the Eleventh Circuit has not yet been transferred by the Eleventh Circuit. The Company believes that the industry's position in such actions is likely to prevail, although no assurances can be given to that effect. Even if industry does prevail in such actions, the existence of such actions adds a measure of uncertainty as to rate of implementation of the Cluster Rules, which could negatively affect the performance of the Company's sodium chlorate operations.

     Historically, sodium chlorate has experienced cycles in capacity utilization, selling prices, and profit margins. Since the mid-1980s, however, North American demand for sodium chlorate has grown at an average annual rate of approximately 10% as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine in bleaching applications. In fiscal 1998, demand for sodium chlorate did not increase at historical rates as a result of weak market conditions and lower operating rates in the pulp and paper industry.

     Chlor-alkali. Through one of its wholly-owned subsidiaries ("Sterling Sask"), the Company has one of three Western Canadian chlor-alkali production operations. Dow Chemicals Company, located in Fort Saskatchewan, Alberta, and CXY Chemicals, Ltd., located in North Vancouver, British Columbia, are the others. Sterling Sask competes in the regional Western Canadian market by selling to small volume regional customers who prefer the higher quality product produced by membrane technology. This technology and its proximity to its customers give Sterling Sask a competitive advantage in terms of product quality, product availability, service, and freight costs, and partially mitigate the Sterling Sask business exposure to the severe price swings in the overall North American market.

       Calcium Hypochlorite. Calcium hypochlorite is manufactured by three North American companies. The largest is Olin Corporation, followed by PPG Industries, Inc. and Sterling Sask, with Sterling Sask representing approximately 6% of total North American capacity. World markets are served primarily by production from North America (56%) and Japan (22%). Major consuming countries include the United States, Australia, and South Africa. Demand for calcium hypochlorite is closely correlated with swimming pool starts (linked to economic growth) and summer temperatures (hotter weather leads to increased consumption). Demand from the pool sector is also highly seasonal, concentrated in the spring and summer months.

     For information regarding revenues for each of the Company's principal products, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." For historical information presented on a segmented basis for the Company's petrochemicals and fibers business and pulp chemical business, see Note 9 of Item 8, "Notes to Consolidated Financial Statements."

ENVIRONMENTAL MATTERS

General

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws and regulations. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental laws or permit requirements are implemented. Changing and increasingly strict environmental laws, regulations, and permit requirements can affect the manufacture, handling, processing, distribution, and use of the Company's chemical products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in the law, regulations, and permit requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including its waste treatment, storage, disposal, and other waste handling practices and equipment.

     At all of its facilities, the Company conducts environmental management programs designed to maintain compliance with applicable environmental laws. The Company routinely conducts inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. Likewise, the Company believes that its procedures for waste handling are consistent with industry standards and applicable laws and regulations. In addition, the Company believes that its operations are consistent with good industry practice through participation in the Responsible Care initiatives as a part of membership in the CMA (U.S.) and the Canadian Chemical Producers Association. However, a business risk frequently associated with chemical operations is the potential for personal injury and property damage claims from nearby landowners and occupants. While the Company believes that its business operations and facilities generally are operated in compliance with all material aspects of applicable environmental and health and safety laws, regulations, and disclosure requirements, there can be no assurance that past practices and future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees and the public. Some risk of environmental costs and liabilities are inherent in the operations and products of the Company, as it is with other companies engaged in similar businesses.

     The Company's operating expenditures for environmental matters, mostly waste management and compliance, were approximately $52 million and $50 million for fiscal 1998 and 1997, respectively. The Company also spent approximately $2 million and $3 million for environmentally related capital projects in fiscal 1998 and 1997, respectively. In fiscal 1999, the Company anticipates spending approximately $2 million for capital projects related to waste management and environmental compliance. There are no capital expenditures related to remediation projected in fiscal 1999. The Company does not expect expenditures for environmentally related capital projects in fiscal 2000 to differ materially from fiscal 1999 expenditures.

     In light of its historical expenditures and expected future results of operations, the Company believes that it will have adequate resources to conduct its operations in compliance with applicable environmental and health and safety laws, regulations, and disclosure requirements. Nevertheless, the Company may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, the Company has incurred and may yet incur liability for investigation and cleanup of waste or contamination at its own facilities or at facilities operated by third parties where the Company has disposed of waste. The Company continually reviews all estimates of potential environmental liabilities but can give no assurances that all potential liabilities arising out of the Company's past and present operations have been identified and fully assessed or that the amount necessary to investigate and remediate such conditions will not be significant to the Company.

     The Company believes that it would be able to recover certain losses that may arise out of claims related to environmental conditions that existed at each of its facilities which existed prior to their acquisition by the Company through contractual indemnities and/or statutory law and common law principles, although there can be no assurance that the Company would prevail against any prior owner of any of its facilities with respect to any such claim.

Petrochemicals and Fibers

     Air emissions from the Texas City Plant and the Santa Rosa Plant are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal law. The Texas City Plant is located in an area that the EPA has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds ("VOCs") and nitrogen oxide ("NOx"). The Texas Natural Resource Conservation Commission has imposed strict requirements on regulated facilities, including the Texas City Plant, to ensure that the air quality control region would achieve the ambient air quality standards for ozone. The Santa Rosa Plant is located in an area currently designated as being in attainment for ozone under the Clean Air Act. The Texas City Plant and the Santa Rosa Plant are subject to the federal government's June 1997 National Ambient Air Quality Standards ("NAAQS") which lower the ozone and particulate matter ("PM") threshold for attainment. Local authorities also may impose new ozone and PM standards. Compliance with these stricter standards may substantially increase the Company's future NOx and PM control costs, the amount and full impact of which cannot be determined at this time.

     To reduce the risk of offsite consequences from unanticipated events, the Company acquired a greenbelt buffer zone adjacent to the Texas City Plant in 1991 and, in connection with the AFB Acquisition, acquired greenbelt area for the Santa Rosa Plant. The Company also participates in a regional air monitoring network to monitor ambient air quality in the Texas City community. These programs are part of the Company's commitment to the Responsible Care initiatives of the CMA.

     A December 1994 Florida Department of Environmental Protection ("FDEP") waiver for use of an onsite nonhazardous landfill applies to the Santa Rosa Plant. This waiver was obtained in connection with Cytec's July 1994 petition for a rulemaking to avoid a January 1995 rule prohibiting disposal of industrial waste in other than a Class I landfill. Upon consummation of the AFB Acquisition, Sterling Fibers succeeded to the rights of Cytec under that petition and waiver. Should the petition be denied or the waiver be revoked there are certain administrative options available to the Company. However, the Company does not believe the additional cost of sending all of the Company's waste to an offsite facility would have a material adverse impact on the Company.

     A settlement agreement entered into by the EPA, FDEP, and an environmental group may also potentially apply to the Santa Rosa Plant. The settlement imposes a no-migration standard for injection wells in underground drinking water zones without regard to actual risk considerations. The Company, along with several similarly situated companies, is contesting this no-migration settlement. In the event that the no-migration rule becomes enforceable, Sterling Fibers may incur material costs in redesigning its waste water handling systems.

Pulp Chemicals

     The Company's pulp chemical business is sensitive to potential environmental regulations. On November 14, 1997, the EPA enacted regulations that support substitution of chlorine dioxide for elemental chlorine in paper pulp bleaching processes to reduce the amount of AOX and other chlorine derivatives in bleach plant effluent. Chlorine dioxide is produced from sodium chlorate, which is one of the Company's pulp chemical products. Thus, regulations restricting, but not altogether banning, AOX and other chlorine derivatives in bleach plant effluent have a favorable effect on the Company's business.

     Conversely, a significant ban on all chlorine containing compounds could have a materially adverse effect on the Company's financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, the Company would seek to sell the products it manufactures at its British Columbia facility to customers in other markets. The Company is not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.

     Four of the Canadian pulp chemicals facilities (the "Tenneco Facilities") were acquired from Tenneco Canada, Inc. ("Tenneco") in 1992. Groundwater data obtained during the acquisition of the Tenneco Facilities indicated elevated concentrations of certain chemicals in the soil and groundwater. Prior to completion of the acquisition, the Company conducted a focused baseline sampling of groundwater conditions beneath the facilities and confirmed the previous data. The Company has addressed or is addressing elevated soil or groundwater concentrations of chemicals, which it has encountered from time to time at the Tenneco Facilities. The Company also reviewed air emissions sources during the acquisition of the Tenneco Facilities and considered all available dustfall and vegetation stress studies. This review indicated emission excursion episodes at specific locations in the scrubber systems at the Thunder Bay, Buckingham, and Vancouver facilities. The conditions at the three sites have been addressed and satisfactorily resolved. The Company believes that the Tenneco Facilities are otherwise in compliance with all material aspects of permit requirements under applicable provincial law.

     For more information regarding the environmental risks faced by the Company, including risks that affect the Company's ability to predict future environmental expenditures and developments, see Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations-Certain Known Events, Trends, Uncertainties, and Risk Factors-Environmental and Safety Matters."

EMPLOYEES

     As of September 30, 1998, the Company had approximately 1,500 employees, including approximately 675 assigned to its petrochemicals division, approximately 325 assigned to its acrylic fibers division, and approximately 500 assigned to its pulp chemicals division. Approximately 40% of the employees at the Company's manufacturing facilities are covered by union agreements. The primary union agreement at the Texas City Plant is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas. It covers all hourly employees at the Texas City Plant and will expire in April 1999. The Company is negotiating a new labor agreement with the union that the Company expects will improve the competitiveness of the Texas City Plant, although no assurances can be given to that effect. Employees at the Vancouver plant are represented by the Pulp, Paper, and Woodworkers Union. The Vancouver labor agreement was renegotiated in November 1997 and is subject to further renegotiation in November

2000. Employees at the Buckingham plant are represented by either the Communications, Energy, and Paperworkers Union or an office and professional workers union. Both Buckingham labor agreements were renegotiated in November 1997 and are subject to renegotiation in November 1999. Approximately 70% of the employees at the Saskatoon Plant are represented by the Communications, Energy, and Paperworkers of Canada. The collective agreement is a four year contract expiring September 30, 2001. In April 1998, production and maintenance workers at the Valdosta Plant voted to be represented by the United Paper Workers International Union. The Company is negotiating a labor agreement at this facility. The Company believes its relationship with its employees is generally good. However, a strike by one or more of the unions representing the Company's employees could have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

INSURANCE

     The Company maintains full replacement value insurance coverage for property damage to all of its plants and business interruption insurance. Although the Company carries such insurance, a significant interruption in the operation of one or more of the Company's facilities could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. The Company also maintains other insurance coverages for various risks associated with its business. There can be no assurance that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance. From time to time various types of insurance for companies in the chemical industry have been very expensive or, in some cases, unavailable. There can be no assurance that in the future the Company will be able to maintain its existing coverage or that the premiums will not increase substantially.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located in Houston, Texas, and are subleased through Citicorp, N.A.

     The Texas City Plant is located approximately 45 miles south of Houston in Texas City, Texas, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. The Company has facilities to load its products in trucks, railcars, barges, and ocean-going tankers for shipment to customers. The site offers room for future expansion and includes a greenbelt around the northern edge of the plant site. The Company owns or leases all of the real property which comprises the Texas City Plant and all of the facilities and equipment located there, other than the sodium cyanide unit which is owned by DuPont, a cogeneration facility owned by a joint venture between the Company and Praxair Energy Resources, Inc., and the partial oxidation unit constructed at the site by Praxair. The Company also owns storage facilities, approximately 200 rail cars, and an acetic acid barge in connection with the petrochemicals business.

     The Company owns all of the real property, which comprises the Santa Rosa Plant and owns or leases all of the facilities and equipment located there. The Santa Rosa Plant is located on 1,100 acres near Pensacola in Santa Rosa County, Florida.

     The Company's pulp chemicals business includes five manufacturing plants in Canada and the Valdosta Plant. The Buckingham, Quebec and Vancouver, British Columbia sites are approximately 20 acres each and are owned by the Company. The plant located near Saskatoon, Saskatchewan, is on approximately 270 acres and is owned by the Company. The Thunder Bay, Ontario, and Grande Prairie, Alberta, sites are leased by the Company. The Valdosta Plant was constructed in conjunction with, and is leased from, the Valdosta-Lowndes County Industrial Authority. The Company also leases approximately 487 rail cars in connection with its pulp chemicals business. Headquarters for the pulp chemicals operations is located in Toronto, Ontario, in an approximately 50,000 square foot single story office building owned by the Company. The building is situated on 6.56 acres owned by the Company.

     The Company believes its properties and equipment are sufficient to conduct the Company's business.

     See Item 1 "Business" for other information required by this item.

ITEM 3. LEGAL PROCEEDINGS

Ammonia Release

     On May 8, 1994, an ammonia release occurred at the Texas City Plant while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. Approximately 52 lawsuits and interventions involving approximately 6,000 plaintiffs were filed against the Company seeking an unspecified amount of money for alleged damages from the ammonia release. Many of these lawsuits were filed in April and early May 1996.

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

     Approximately 5,500 of the claims in litigation have now been resolved or are pending final resolution, and the Company continues to vigorously defend against the claims of the approximately 500 remaining plaintiffs.

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

     5. Lee Arvie, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0431; In the 56th Judicial District Court of Galveston County, Texas.

     6. Nita Moore, et al. v. Sterling Chemicals, Inc.; Cause No. 96-22420; In the 270th Judicial District Court of Harris County, Texas.

     7. Gloria Cotton, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0446; In the 122nd Judicial District Court of Galveston County, Texas.

     8. Timothy McClurkin, Sr. v. Sterling Chemicals, Inc.; Cause No. 96CV0451; In the 56th Judicial District Court of Galveston County, Texas.

     9. Allen E. Kitchens v. Sterling Chemicals, Inc., et al.; Cause No. 43,352; In the Galveston County Court, Galveston County, Texas.

     The following ammonia lawsuits were settled or dismissed after September 30, 1997:

     1. Maurice Benson, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1265; In the 56th Judicial District Court of Galveston County, Texas.

     2. Darrell Vick, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1262; In the 122nd Judicial District Court of Galveston County, Texas.

     3. Nathaniel Barron, et al. v. Sterling Chemicals, Inc., and Paul Saunders; Cause No. 96CV0103; In the 10th Judicial District Court of Galveston County, Texas.

     4. Melton Avie, et al. v. Sterling Chemicals, Inc., BP America, Inc., BP Chemicals America, Inc., n/k/a BP Chemicals, Inc., Allen Bolen,, and Paul Saunders; Cause No. 96CV0377; In the 56th Judicial District Court of Galveston County, Texas.

     5. Earl Rivas and Rosie Rivas v. Sterling Chemicals, Inc., Sterling Chemical Company, Sterling Chemical Company, Inc., B.P. Chemicals, Inc., B.P. Chemicals America, Inc., Paul Saunders,, and Allan Bolen; Cause No. 96CV0438; In the 10th Judicial District Court of Galveston County, Texas.

     6. Mattie Moses, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0458; In the 56th Judicial District Court of Galveston County, Texas.

     7. Prince Ella Green and James Green v. Sterling Chemicals, Inc.; Cause No. 96CV0454; In the 212th Judicial District Court of Galveston County, Texas.

     8. Jacqueline Lynch, et al. v. Sterling Chemicals, Inc.; Cause No. 43353; In the County Court at Law No. 2 of Galveston County, Texas.

     9. Phyllis Joiner, et al. v. Sterling Chemicals, Inc.; Cause No. 56189; In the Justice of the Precinct No. 1, Galveston County, Texas.

     10. Patricia A. Glover v. Sterling Chemicals, Inc., Paul Saunders, Allen Bolen, et al.; Cause No. 96CV0459; In the 212th Judicial District Court of Galveston County, Texas.

     11. Wayne R. Lee v. Sterling Chemicals, Inc.; Cause No. 96CV0467; In the 10th Judicial District Court of Galveston County, Texas.

     12. Rodney Curry, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1263; In the 122nd Judicial District Court of Galveston County, Texas.

     13. Jayson Rhodes, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV1266; In the 10th Judicial District Court of Galveston County, Texas.

     14. Bertha L. Anderson, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0440; In the 122nd Judicial District Court of Galveston County, Texas

     15. Carl Terry, et al. v. Sterling Chemicals, Inc. and Paul Saunders; Cause No. 96CV0436; In the 212th Judicial District Court of Galveston County, Texas.

     16. Phyllis Cormier, et al. v. Sterling Chemicals, Inc.; Cause No. 96-023195; In the 269th Judicial District Court of Harris County, Texas.

     The Company does not believe the claims and litigation arising out of this incident will have a material adverse effect on the Company's financial condition, results or operations, or cash flows, although no assurances can be given to that effect.

Nickel Carbonyl Release

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

     Prior to its incineration, several Company employees and contractor employees may have been exposed to nickel carbonyl in the methanol unit. Sixteen contractor employees allegedly exposed to nickel carbonyl are plaintiffs in a lawsuit (Kurt Bodenshot, et. al. v. Sterling Chemicals, Inc.; Cause No. 97CV0966; In the 212th Judicial District Court of Galveston County, Texas) against the Company seeking unspecified damages for personal injuries. Additional claims and litigation against the Company relating to this incident may ensue. The Company does not believe that the claims and litigation arising out of this incident will have a material adverse effect on the Company's financial condition, results of operations, or cash flows, although no assurances can be given to that effect.

Ethylbenzene Release

     On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at the Texas City Plant. The released chemicals included ethylbenzene, benzene, polyethylbenzene, and hydrochloric acid. The Company does not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities. There is no lawsuit pending against the Company based on this release, but the Company has received, and in some instances resolved, claims from individuals for alleged damage from this incident. The Company believes that its general liability insurance coverage is sufficient to cover all costs and expenses related to this incident in excess of the deductible.

Other Claims

     The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Holdings' common stock, par value $.01 per share ("Common Stock"), although the Common Stock is traded on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "STXX." The following table sets forth the high and low bid information of the Common Stock as reported on the OTC Electronic Bulletin Board for the fiscal years ended September 30, 1998 and 1997.

                                 First                   Second                  Third                   Fourth
                                Quarter                 Quarter                 Quarter                 Quarter
                                -------                 -------                 -------                 -------
1998   High                       $13                     $12                     $9 1/2                $  9 1/8
       Low                        $11                      $8                      $8                   $  7

1997   High                       $12 3/4                 $12 1/2                 $12 1/4               $ 13
       Low                        $11                     $11                     $11                   $ 11 3/8

     As of December 7, 1998, there were approximately 426 record holders of Common Stock.

     Holdings has not paid dividends on the Common Stock in any of the last three fiscal years and does not anticipate paying dividends in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of Holdings and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions, and such other factors that the Board of Directors deems relevant. In addition, the payment of dividends on the Common Stock is restricted by the terms of the indenture governing Holding's 13 1/2% Senior Secured Discount Notes Due 2008 ("13 1/2% Notes") and the terms of both series of Holding's outstanding preferred stock. Holdings' subsidiaries (including Chemicals) are parties to various debt agreements that limit their ability to provide funds to Holdings by way of dividends, distributions, and advances.

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

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                        --------------------------------------------------------------------------
                                                           1998           1997              1996(1)        1995           1994
                                                        -----------    -----------       -----------    -----------    -----------
OPERATING DATA:                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

   Revenues                                             $   822,590    $   908,787       $   790,465    $ 1,030,198    $   700,840

   Gross profit                                              90,179         95,639           111,426        271,618         93,924

   Net income (loss) attributable to
   common stockholders (2)                                  (48,579)       (28,965)           31,604        150,049         19,132

   Net cash provided by operating
   activities                                                45,884         47,314            63,601        191,838         75,249

   Net cash used in investing activities                    (26,622)      (196,351)          (95,957)       (53,962)        (9,737)


   Net cash provided by (used in)
   financing activities                                     (15,238)       151,610             7,190       (109,017)       (64,874)

   EBITDA(3)                                                 88,753        107,318           121,200        281,480        108,600

PER SHARE DATA:

   Net income (loss) per common
   share                                                      (3.99)         (2.58)             0.62           2.70           0.34
   Cash dividends                                                --             --                --             --             --

BALANCE SHEET DATA:

   Working capital                                      $    91,910    $   120,104       $    76,933    $    74,620    $    20,809

   Total assets                                             765,956        878,971           689,684        609,939        580,925

   Long-term debt (excluding current
   maturities)                                              873,616        876,281           714,632        103,581        192,621

   Redeemable preferred stock                                18,249         15,793                --             --             --

   Stockholders' equity (deficiency in
   assets)                                                 (348,179)      (288,528)         (272,439)       239,318         89,734

     (1) See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing.

     (2) During fiscal 1998, the Company recorded a pre-tax charge of $6 million for costs associated with workforce reductions.

     (3) EBITDA (earnings before interest, taxes, depreciation, amortization, stock appreciation rights ("SARs"), and certain merger-related expenses) is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. It is not intended as an alternative measure of performance to net income (loss). Because EBITDA excludes some, but not all, items that affect net income (loss) and may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies. SARs expense (income) was $8,540, $(2,767), and $21,843 for the years ended September 30, 1996, 1995 and 1994, respectively. Certain merger-related expenses were $3,633 for the year ended September 30, 1996.

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


                                           YEAR ENDED SEPTEMBER 30,                      PERIOD FROM
                                           ------------------------             MAY 14, 1996 (DATE OF INCEPTION)
                                             1998             1997                 TO SEPTEMBER 30, 1996(1)
                                           ---------      ---------             --------------------------------
OPERATING DATA:                                                     (Dollars in Thousands)
   Revenues                                $ 822,590      $ 908,787                         $  83,410
   Gross profit                               90,179         95,639                               363
   Net income (loss)                         (33,669)       (14,851)                              174

BALANCE SHEET DATA:
   Working capital                         $  92,008      $ 119,829                         $  77,299
   Total assets                              762,503        875,317                           685,451
   Long-term debt
     (excluding current maturities)          745,720        768,870                           619,875
   Stockholder's equity
     (deficiency in assets)                 (220,445)      (175,587)                         (184,302)

     (1) See Note 1 of Notes to Consolidated Financial Statements for a discussion of merger activities and related financing. Prior to August 21, 1996, Chemicals had no operating activities, other than those related to merger activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Holdings is a holding company whose only material asset is its investment in Chemicals. Holdings' only material liabilities are its obligation to repay the 13 1/2% Notes, redeem its outstanding preferred stock, and certain other contingent obligations. Chemicals directly or indirectly owns substantially all of the consolidated operating assets, and is obligated for substantially all remaining liabilities, of the Company. The Merger and related financings were accounted for as a recapitalization, with no change in the basis of the assets and liabilities of Chemicals. Other than the additional interest expense associated with the 13 1/2% Notes, results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals would not, in the opinion of the Company, provide any additional meaningful information.

     The primary markets in which the Company competes, especially styrene and acrylonitrile, are cyclical and are sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general worldwide economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in overcapacity and declining prices and profit margins. Large global capacity additions of styrene and acrylonitrile were completed during 1997 and 1998. In addition, recent events in the financial markets in certain Asian countries have impacted the demand growth for the Company's products, particularly styrene and acrylonitrile, resulting in a negative impact on sales volumes, prices, and margins in fiscal 1998.

      Styrene prices are cyclical and sensitive to overall supply relative to demand and the level of general business activity. During 1994 and the first half of 1995, the styrene industry ran at high utilization rates resulting from demand growth from worldwide economic expansion resulting in high styrene prices and margins. During the second half of 1995, styrene prices decreased significantly as demand growth weakened. Increased capacity additions, particularly in Asia, resulted in lower styrene prices and margins in 1996, 1997, and 1998. Economic events in various Asian countries in 1997 and 1998 reduced demand growth for styrene and, along with capacity increases in 1997 and 1998, resulted in lower prices and margins. Global production capacity for styrene is estimated at approximately 45 billion pounds, including approximately 6-7 billion pounds of capacity which was added by competitors in 1997 and 1998. Average styrene sales prices received by the Company declined by 41% from fiscal 1995 to 1996, 2% from fiscal 1996 to 1997, and 11% from fiscal 1997 to 1998.

     The acrylonitrile market exhibits characteristics in capacity utilization, selling prices, and profit margins similar to those of styrene. Moreover, as a result of the Company's high percentage of export acrylonitrile sales, demand for the Company's acrylonitrile is most significantly influenced by export customers, particularly those that supply acrylic fiber to China. During 1995, strong demand for acrylic fiber and ABS resins, particularly in China, increased demand for acrylonitrile resulting in higher prices and margins. Acrylonitrile demand began to weaken in late 1995 for the same reasons that caused the deterioration in the styrene market. Increased acrylonitrile capacity in the United States and Asia and weakened demand growth in Asian markets resulted in lower acrylonitrile prices and margins in 1996, 1997, and 1998. Global production capacity for acrylonitrile is estimated at over 11 billion pounds, including one billion pounds which was added by competitors in 1998. Solutia has recently announced that it is constructing a new acrylonitrile production facility in Chocolate Bayou, Texas which is expected to have annual capacity of 500 million pounds and which is expected to begin production in the third calendar quarter of 2000. Average acrylonitrile sales prices received by the Company declined by 29% from fiscal 1995 to 1996, 3% from fiscal 1996 to 1997, and 25% from fiscal 1997 to 1998.

     The Company primarily sells its petrochemical products pursuant to multi-year contracts and high volume spot transactions in both the domestic and export markets. This long-term, high volume focus allows the Company to maintain relatively low selling, general, and administrative expenses relating to product marketing. Prices for the Company's commodity chemicals are determined by global market factors, including changes in the cost of raw materials, that are largely beyond the Company's control and, except with respect to certain of its multi-year contracts, the Company generally sells its products at prevailing market prices.

     During the past five fiscal years, the Company's results of operations have varied significantly from year to year primarily as a result of cyclical changes in the markets for its primary products. The Company has attempted to stabilize these fluctuations by manufacturing two primary product groups, petrochemicals and fibers and pulp chemicals, which have historically been subject to different market dynamics, including timing differences in their respective cyclical upturns and downturns.

     In addition, the Company markets substantial volumes of petrochemicals (approximately 52%, 50%, and 50% of total sales volumes in fiscal years 1998, 1997, and 1996, respectively) and generates substantial revenues (approximately 34%, 32%, and 36% of total revenues in fiscal years 1998, 1997, and 1996, respectively) under conversion agreements. Under these agreements, the customer furnishes raw materials that the Company processes in exchange for a fee designed to cover its fixed and variable costs of production. The conversion agreements allow the Company to maintain lower levels of working capital and, in some cases, to gain access to certain improvements in manufacturing process technology. The Company believes that its petrochemical conversion agreements help insulate the Company to some extent from the effects of declining markets and increases in raw material prices, while allowing it to share in the benefits of favorable market conditions for most of the products sold under these arrangements.

LIQUIDITY AND CAPITAL RESOURCES

     Debt Structure. In July 1997, Chemicals entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with Chase Bank of Texas, National Association (formerly named Texas Commerce Bank National Association), individually and as administrative agent, Credit Suisse First Boston, individually and as documentation agent, and certain other financial institutions. As of September 30, 1998, Chemicals had outstanding under the Credit Agreement three series of term loans (the "Term Loans") consisting of (a) Tranche A term loans due March 31, 2003 in the aggregate principal amount of $76 million, (b) Tranche B term loans due September 30, 2004 in the aggregate principal amount of $198 million, and (c) ESOP term loans due September 30, 2000 in the aggregate principal amount of $3 million. The Credit Agreement requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Term Loans. No such mandatory prepayment is required in fiscal 1999.

     The Credit Agreement establishes a revolving credit facility pursuant to which Chemicals may borrow, repay, and reborrow funds for general corporate purposes (the "Revolver"). The Revolver matures on March 31, 2003. As of September 30, 1998, the Company had no amounts drawn and approximately $3 million in letters of credit outstanding under the Revolver. Availability of credit under the Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At September 30, 1998, and after deducting approximately $3 million on account of outstanding letters of credit, the borrowing base limited the total credit available under the Revolver to a maximum of $118 million, up from $113 million at September 30, 1997. Although no assurances can be given, the Company does not believe the borrowing base will operate to prevent the Company from obtaining any credit that it may require under the Revolver in the reasonably foreseeable future. Availability of credit under the Revolver is also subject to the Company being in compliance with numerous financial and operational covenants contained in the Credit Agreement.

     The Company's ability to obtain additional financing in the future (including amounts available under the Revolver) for working capital, capital expenditures, acquisitions, and general corporate purposes, should it need to do so, will be affected by the covenants in its various debt agreements (including, without limitation, covenants that restrict the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness, as well as covenants that obligate the Company to maintain certain financial ratios) and by cash requirements for debt service. Based on the Company's results of operations for the four quarters ended September 30, 1998, these covenants operate to limit the amount of additional debt (including amounts available under the Revolver) that may be incurred by the Company. Notwithstanding these limitations, and although no assurances can be given, the Company believes the credit available to it under the Revolver, when added to its internally generated funds and other sources of capital, will be sufficient to meet its liquidity needs in the reasonably foreseeable future. Moreover, under limited circumstances, additional indebtedness may be incurred by the Company to finance future acquisitions (i) if the debt is incurred in Unrestricted Subsidiaries (as defined in the Credit Agreement and the Company's indentures) or (ii) if the pro forma effect of such acquisition has a sufficient positive impact on certain financial ratios. If the Company makes an acquisition through an Unrestricted Subsidiary, however, the Company's access to the cash flow of that entity is likely to be limited.

     In April and December of 1998, the Company obtained certain amendments to the financial covenants in the Credit Agreement which made the financial covenants less restrictive through December 31, 1999. At no time was the Company not in compliance with the covenants. The Company requested the amendments based on its revised financial projections. Beginning March 31, 2000, certain of these financial covenants become more restrictive, and therefore the Company will be required to have significantly increased cash flows and operating results (or obtain further amendments or waivers) in order to maintain compliance.

     In December 1998, the Company entered into separate Standby Purchase Agreements (collectively, the "Purchase Agreements") with each of Gordon A. Cain, William A. McMinn, James Crane, Mr. Diassi, Mr. Hevrdejs and Koch Capital (collectively, the "Purchasers"). Pursuant to the terms of the Purchase Agreements, the Purchasers committed to purchase up to 2.5 million shares of Common Stock, at a price of $6.00 per share, if, as and when requested by the Company at any time or from time to time prior to December 15, 2001. Under each of the Purchasers Agreements, the Company may only require the Purchasers to purchase such shares if it believes that such capital is necessary to maintain, reestablish, or enhance its borrowing ability under the Company's revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Purchasers to enter into the Purchase Agreements, the Company issued to them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. Pursuant to the Purchase Agreements, the Company agreed to issue to the Purchasers additional warrants to purchase up to 300,000 additional shares of Common Stock if, as and when they purchase shares of Common Stock under the Purchase Agreements. Any shares of Common Stock purchased under the Purchase Agreement and the warrants issued to the Purchasers as contemplated by the Purchase Agreements will be subject to the terms of the Amended and Restated Voting Agreement dated as of December 15, 1998, the Sterling Chemicals Holdings, Inc. Stockholders Agreement dated effective as of August 21, 1996, as amended, and the Tag-Along Agreement dated as of August 21, 1996, each of which is filed as an Exhibit to this Form 10-K.

     The Company's ability to comply with the covenants and other terms of its various debt agreements, meet its debt service obligations, and repay principal when due will depend on the future performance of the Company, which is subject to a number of risks and uncertainties. At September 30, 1998, the Company was in compliance with its financial covenants and, based on its financial projections, the Company believes that it will remain in compliance for the reasonably foreseeable future, although no assurances can be given to that effect. However, if weak market conditions (particularly in various Asian countries) continue to negatively impact the sales prices, margins, and volumes of the Company's products (particularly styrene, acrylonitrile, methanol, sodium chlorate, and acrylic fibers), the Company may have difficulty remaining in compliance with the financial covenants in certain of its debt agreements. If the Company fails to remain in compliance with any financial covenants and if appropriate amendments or waivers are not obtained, debt holders could pursue remedies available to them under the relevant debt agreements. See "Certain Known Events, Trends, Uncertainties, and Risk Factors".

     The Company's loan documents contain provisions which restrict the payment of advances, loans, and dividends from its subsidiaries (including Chemicals) to Holdings. The most restrictive of those covenants limits such payments during fiscal 1999 to approximately $2 million plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement. Such restriction is not expected to limit Holdings' ability to meet its obligations in fiscal 1999.

     In July 1997, Sterling Sask entered into a Credit Agreement (the "Sask Credit Agreement") with The Chase Manahattan Bank of Canada, individually and as administrative agent, and certain other financial institutions. As of September 30, 1998, Sterling Sask had outstanding under the Sask Credit Agreement two series of term loans (the "Sask Term Loans") consisting of (a) Tranche A term loans due June 30, 2003 in the aggregate principal amount of Cdn. $21 million and (b) Tranche B term loans due June 30, 2005 in the aggregate principal amount of $36 million. The Sask Credit Agreement requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Sask Term Loans. A mandatory prepayment in the amount of approximately Cdn. $5 million will be required in fiscal 1999.

     The Sask Credit Agreement provides for a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes (the "Saskatoon Revolver"). No borrowings were outstanding under the Sask Revolver as of September 30, 1998. Although no assurances can be given, the Company believes the credit available to Sterling Sask under the Saskatoon Revolver and the funds internally generated by Sterling Sask will be sufficient to meet Sterling Sask's liquidity needs in the reasonably foreseeable future.

     Because of restrictions in the Sask Credit Agreement, the Company will generally not have access to the cash flows of Sterling Sask. In addition, because of its designation as an Unrestricted Subsidiary under the Credit Agreement and the indentures governing the 13 1/2% Notes, Chemical's 11 3/4% Senior Subordinated Notes Due 2006 ("11 3/4% Notes"), and Chemicals' 11 1/4% Senior Subordinated Notes Due 2007 ("11 1/4% Notes") (collectively, the "Indentures"), Sterling Sask's results are not considered in determining the Company's compliance with the covenants contained therein.

     The Saskatoon Credit Agreement contains provisions, which restrict the payment of advances, loans and dividends from Sterling Sask to Chemicals. The most restrictive of the covenants limits such payments during fiscal 1999 to less than $1 million, plus any amounts due to Chemicals or Holdings from Sterling Sask under the intercompany tax sharing agreement.

     At September 30, 1998, the Company's long-term debt (excluding current maturities) was $874 million.

     Working Capital. Working capital at September 30, 1998 was $92 million, a decrease of $28 million from September 30, 1997. This decrease was the result of the following changes:

                Current Assets                                     Current Liabilities
                 (In Millions)                                        (In Millions)
Cash and cash equivalents           $      3          Accounts payable                    $      34
Inventories                              (15)         Accrued liabilities                         5
Accounts receivable                      (53)         Current portion long-term debt             (3)
Other                                      1                                              ---------
                                    --------                                              $      36
                                    $    (64)

(  ) - Decrease in assets, increase in liabilities

     Cash Flow. Net cash provided from operations was $46 million for fiscal 1998, a decrease of $1 million compared to fiscal 1997. The decreased earnings during fiscal 1998 as compared to fiscal 1997 was offset by lower working capital requirements as a result of lower raw materials prices, lower receivables, and improved working capital management. Net cash flow used in investing activities was $27 million in fiscal 1998 compared to $196 million in fiscal 1997. The decrease was primarily due to the absence of the consummation of any acquisitions in fiscal 1998, whereas both the AFB Acquisition and the Saskatoon Acquisition were consummated in fiscal 1997. Net cash flow used in financing activities was $15 million in fiscal 1998 as compared to net cash flows provided by financing activities of $152 million in fiscal 1997. The decrease in net cash flows from financing activities in fiscal 1998 as compared to fiscal 1997 was primarily due to the inclusion of the proceeds from long-term debt associated with the AFB Acquisition and the Saskatoon Acquisition in fiscal 1997.

     Capital Expenditures. Capital expenditures for fiscal 1998, 1997, and 1996 were $27 million, $43 million, and $96 million, respectively. The fiscal 1998 capital expenditures were primarily related to routine safety, environmental, and replacement capital. The fiscal 1997 capital expenditures were primarily for construction costs related to the methanol unit and the Valdosta Plant, along with the distributive control system upgrade at the acrylonitrile unit. In addition, the Company incurred capital expenditures in fiscal 1997 for process modernization in styrene and acrylonitrile, and routine safety, environmental, and replacement capital in the Company's petrochemical, pulp chemical, and fibers businesses. The fiscal 1996 capital expenditures were primarily for the expansion of the acetic acid unit, construction of the methanol unit, and construction of the Valdosta Plant. The acetic acid expansion was completed in June 1996, the methanol unit was completed in August 1996, and the Valdosta Plant came on stream in December 1996.

     Capital expenditures are expected to be approximately $30 to $40 million in fiscal 1999, with about $20 to $25 million dedicated to the petrochemical and fibers businesses and $10 to $15 million dedicated to the pulp chemical business. Capital expenditures will be primarily for process enhancements for styrene, expansion of acetic acid, and routine safety, environmental, and replacement capital.

     The Company's capital expenditures for environmentally-related prevention, containment, and process improvements were $2 million and $3 million for fiscal years 1998 and 1997, respectively. The Company does not anticipate a material increase in these types of expenditures during fiscal 1999, although no assurances can be given to that effect. During fiscal years 1998 and 1997, the Company did not incur any other infrequent or non-recurring material environmental expenditures which were required under existing environmental regulations. See "Certain Known Events, Trends, Uncertainties, and Risk Factors
- Environmental and Safety Matters."

     The Company routinely incurs expenses associated with hazardous substance management and pollution prevention in ongoing operations. These operating expenses include items such as depreciation on its waste treatment facilities, outside waste management, fuel, electricity, and salaries. The amounts of these operating expenses were approximately $52 million and $50 million for fiscal years 1998 and 1997, respectively. The Company does not anticipate a material increase in these types of expenses during fiscal 1999, although no assurances can be given to that effect. The Company considers these types of environmental expenditures normal operating expenses and includes them in cost of goods sold.

     Foreign Exchange. The Company enters into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The Company does not engage in currency speculation. The forward foreign exchange contracts have varying maturities with none exceeding 18 months. The Company makes net settlements of

United States dollars for Canadian dollars at rates agreed to at inception of the contracts. The Company had a notional amount of approximately $54 million and $20 million of forward foreign exchange contracts outstanding to buy Canadian dollars at September 30, 1998 and 1997, respectively. The deferred loss on these forward foreign exchange contracts at September 30, 1998 was $5 million and at September 30, 1997 was less than $1 million.

ACCOUNTING CHANGES

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board ("APB") Opinion No. 15 with a presentation of basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Statement also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Pro forma basic and diluted EPS for all historical periods presented, assuming that SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different from what has been presented using APB No. 15. The Company adopted SFAS No. 128 for fiscal 1998 and has restated prior year amounts to reflect adoption of the new standard.

     SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and displaying of comprehensive income and its components. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," establishes revisions to employers' disclosure about pension and other post retirement benefit plans. Management is evaluating the disclosures required when these three statements are adopted in the first quarter of fiscal 1999.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Management is evaluating the disclosures required when this statement is adopted in the first quarter of fiscal 2000.

CERTAIN KNOWN EVENTS, TRENDS, UNCERTAINTIES, AND RISK FACTORS

     Raw Material Prices and Availability. For each of the Company's products, the cost of raw materials and utilities is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices is critical to the success of the Company's business. Most of the raw materials used by the Company are supplied by others, and many of them are subject to wide price fluctuations for a variety of reasons beyond the Company's control, including changes in the availability of these products because of major capacity additions or significant plant operating problems. Although no assurances can be given, the Company believes that it will continue to secure adequate supplies of all its raw materials at acceptable prices. The primary raw material for acrylic fibers is acrylonitrile, which is produced by the Company. However, as part of the AFB Acquisition, the Company assumed an existing acrylonitrile supply agreement, which expires February 28, 2002, pursuant to which Sterling Fibers purchases all of the Santa Rosa Plant's requirements for acrylonitrile from Cytec. Upon the expiration of such supply contract, the Company expects to supply all of Sterling Fibers' acrylonitrile requirements from the Texas City Plant.

     Cyclical Markets for Products; Capacity Increases on Key Petrochemical Products. The prices of the Company's petrochemical and fibers and pulp chemical products are cyclical and sensitive to overall supply relative to demand and the level of general business activity. Large global capacity additions of styrene and acrylonitrile were completed in 1997 and 1998. For styrene, approximately 6-7 billion pounds of new capacity was added, and for acrylonitrile, approximately one billion pounds of new capacity was added. The resulting impact on prices and margins negatively impacted the Company's results in fiscal 1998. The Company believes that these completed and announced global capacity additions in styrene and acrylonitrile will result in continued overcapacity for these markets in the foreseeable future.

     Environmental and Safety Matters. The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws and regulations. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental laws or permit requirements are implemented. Changing and increasingly strict environmental laws, regulations, and permit requirements can affect the manufacture, handling, processing, distribution, and use of the

Company's chemical products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in the law, regulations, and permit requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including its waste treatment, storage, disposal, and other waste handling practices and equipment. For these reasons, the Company's estimates of future environmental expenditures and liabilities are uncertain.

     A business risk inherent in all chemical operations is the potential for personal injury and property damage claims from nearby landowners and occupants. While the Company believes that its business operations and facilities generally are operated in compliance with all material aspects of applicable environmental and health and safety laws, regulations, and disclosure requirements, there can be no assurance that past practices and future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees and the public. Some risk of environmental costs and liabilities are inherent in the operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, a catastrophe at any of the Company's facilities could result in liabilities to the Company in excess of its insurance coverages.

     The Company's pulp chemical business is sensitive to potential environmental regulations. On November 14, 1997, the EPA enacted regulations, commonly referred to as the "Cluster Rules", that support substitution of chlorine dioxide for elemental chlorine in paper pulp bleaching processes to reduce the amount of AOX and other chlorine derivatives in bleach plant effluent. Chlorine dioxide is produced from sodium chlorate, which is one of the Company's pulp chemical products. Thus, regulations restricting, but not altogether banning, AOX and other chlorine derivatives in bleach plant effluent have a favorable effect on the Company's business.

     On May 7, 1998, several conservation groups and an Indian tribe instigated litigation in the Court of Appeals for the Ninth Circuit (San Francisco) challenging the EPA's passage of the Cluster Rules. See Item 1 "Business-Environmental Matters" for a more detailed discussion of this litigation. The Company believes that the industry's position in such actions is likely to prevail, although no assurances can be given to that effect. Even if industry does prevail in such actions, the existence of such actions adds a measure of uncertainty as to rate of implementation of the Cluster Rules, which could negatively affect the performance of the Company's sodium chlorate operations.

     Any significant ban on all chlorine containing compounds could have a materially adverse effect on the Company's financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, the Company would seek to sell the products it manufactures at its British Columbia facility to customers in other markets. The Company is not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.

     Legal Proceedings. The Company is currently a party to several legal proceedings. See the information under "Legal Proceedings" in Note 7 to Consolidated Financial Statements, which is incorporated by reference, for a more detailed description of these proceedings. The Company is not able to predict the final outcome of these proceedings, and there can be no assurance that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations, and/or liquidity. Additional legal proceedings could be commenced against the Company in the future. See "Environmental and Safety Matters." These proceedings could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

     High Financial Leverage, Substantial Restrictions, and Covenants. The Company had consolidated indebtedness of $883 million and deficiency in assets of $348 million at September 30, 1998. The Company may in the future incur additional debt in order to finance acquisitions or for general corporate purposes. The Company's high degree of leverage could have important consequences, including the following: (i) the ability to obtain additional financing in the future (including amounts available under the Revolver) for working capital, capital expenditures, acquisitions, general corporate purposes, and other purposes, if needed, may be restricted; (ii) a substantial portion of cash flow from operations will be dedicated to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) the degree of leverage may make the Company more vulnerable to a downturn in its businesses or the economy generally. There can be no assurance that the Company's internally generated funds and availability to credit will be sufficient to enable the Company to meet its debt service obligations. For this and other reasons, the Company may determine to raise additional equity capital through one or more public or private transactions. Such transactions could be dilutive to all or a portion of the Company's common stockholders and could adversely affect prevailing market prices of the Company's common stock.

     The Company's debt instruments contain numerous financial and operating covenants which (i) restrict the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in certain mergers and acquisitions, and refinance existing indebtedness, (ii) obligate the Company to maintain certain financial ratios, including an interest coverage ratio, a current ratio, a fixed charge coverage ratio, a leverage ratio, and a senior debt leverage ratio, and (iii) may limit the Company's ability to carry out its acquisition strategy. Certain of these ratios escalate over time, and therefore the Company will be required to have increased cash flows and operating results in future periods in order to maintain compliance with the terms of such debt instruments. The instruments governing future debt of the Company, if any, may also contain similar covenants. The ability of the Company to comply with such covenants and other terms of its debt instruments and to satisfy its other debt obligations will depend on the future performance of the Company, which is subject to prevailing economic conditions and the risks and uncertainties discussed herein, many of which are beyond its control. There can be no assurance that the Company will be able to comply with such covenants and terms in the future. The failure of the Company to comply with any of these covenants would permit the lenders to accelerate the maturity of the indebtedness owing to them and to exercise other remedies provided for in the debt instruments.

     In the event of a change of control and under certain other circumstances, Holdings will be required to offer to purchase all of its outstanding 13 1/2% Notes and Chemicals will be required to offer to purchase all of its outstanding 11 1/4% Notes and 11 3/4% Notes, in each case subject to certain conditions, at a price equal to 101% of the Accreted Value with respect to the 13 1/2% Notes, and 101% of the principal amount thereof with respect to the 11 1/4% Notes and 11 3/4% Notes, plus accrued and unpaid interest, if any.

     The markets for many of the Company's products are cyclical and sensitive to the level of general business activity. See "Overview" and "Cyclical Markets for Products; Capacity Increases on Key Petrochemical Products." Weakness in the level of worldwide economic activity or in the markets for one or more of the Company's major products could have a material adverse effect on the Company's ability to meet its debt service obligations and comply with the restrictions imposed by its debt instruments.

     Assets Pledged to Secure Debt. The Company has granted liens on substantially all of its assets to secure its senior debt. If an event of default occurs, the lenders will have the right to foreclose upon such collateral or to take other actions to protect their interests, in each case without the approval of the Company or its stockholders. Foreclosure would involve a disposal of substantially all the Company's assets and could result in an investment loss.

     Highly Competitive Industry. The industries in which the Company operates are highly competitive. Many of the Company's competitors, particularly in the petrochemical industry, are larger, are better capitalized, and have substantially greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies, many of whom have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity may reduce the Company's ability to maintain profit margins or its ability to preserve its market share, or both. Such developments could have a negative impact on the Company's ability to maintain existing profit margins or to obtain higher profit margins, even during periods of increased demand for the Company's products. The competitiveness of Sterling Fibers with respect to its specialty textiles and technical fibers products (which are its higher margin products) is maintained, to a significant extent, through the exclusive ownership or use of certain product and manufacturing technology. If competitors of Sterling Fibers gain access to the use of similar technology, or render such technology obsolete through the introduction of superior technology, the financial condition of Sterling Fibers would be materially affected in an adverse manner.

     Dependence on Texas City Plant. All of the Company's petrochemicals, including all of its styrene and acrylonitrile, are produced at the Texas City Plant. Significant unscheduled downtime at the Texas City Plant due to equipment breakdowns, interruptions in the supply of raw materials, power failures, natural forces, or any other cause, including the normal hazards associated with the production of petrochemicals, could have a material adverse effect on the Company. Although the Company maintains insurance, including business interruption insurance, that it considers to be adequate under the circumstances, there can be no assurance that a significant interruption in the operation of the Texas City Plant would not have a material adverse effect on the Company's financial condition and results of operations.

     Ability to Complete Acquisitions. An element of the Company's stated business strategy is to pursue strategic acquisitions that either expand or complement the Company's products. The financing for such acquisitions will likely affect the Company's capitalization. There can be no assurance that the Company will be able to identify and make acquisitions on terms favorable to it or that the Company will be able to obtain financing for such acquisitions on terms the Company finds acceptable. As of September 30, 1998, the financial covenants contained in various debt instruments of the Company operate to limit the amount of additional debt that may be incurred by the Company, although, under certain circumstances, additional debt may be incurred by the Company to finance future acquisitions if the debt is incurred in Unrestricted Subsidiaries or if the pro forma effect of the acquisition has a sufficient positive impact on certain financial ratios.

     Long-Term Contracts and Significant Customers. The Company sells portions of its styrene and acrylonitrile production under long-term contracts, and sells all of its acetic acid and plasticizers production under long-term contracts with single customers. These contracts are intended to provide some stability if demand for or prices of these products decline significantly, but also limit the Company's ability to take full advantage of attractive market conditions during periods of higher prices for these products. During fiscal 1998, a significant portion of the Company's production from the Texas City Plant was dedicated to multi-year contracts with Solutia, Bayer, BP, and BASF. Under certain market conditions, the loss of one or more of these customers or a material reduction in the amount of product purchased by one or more of them could have a material adverse effect on the Company. Solutia has elected to terminate an acrylonitrile purchase agreement, effective September 1, 2000. The Company does not believe this termination will have a material adverse effect on its financial condition, results of operations, or cash flows, although no assurance can be given to that effect.

     Foreign Operations, Country Risks, and Exchange Rate Fluctuations. Approximately 21% of the Company's fiscal 1998 revenues were derived from its Canadian-based pulp chemicals business and approximately 28% were derived from export sales. International operations and exports to foreign markets are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks, and risks of increases in duties, taxes, and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, earnings of foreign subsidiaries and intercompany payments are subject to foreign income tax rules that may reduce cash flow available to meet required debt service and other obligations of the Company.

     Since the Company derives most of its pulp chemical revenues from production and sales by subsidiaries within Canada, the Company has organized its subsidiary structure and its operations in part based on certain assumptions about various Canadian tax laws, currency exchange laws, and capital repatriation laws and other relevant laws. While the Company believes that such assumptions are correct, there can be no assurance that Canadian taxing or other authorities will reach the same conclusion. If such assumptions are incorrect, or if Canada were to change or modify such laws or the current interpretations thereof, the Company may suffer material adverse tax and financial consequences.

    A portion of the Company's expenses and sales are denominated in Canadian dollars and, accordingly, the Company's revenues, cash flows, and earnings may be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar, which may also have material adverse tax consequences. In addition, because a portion of the Company's sales, cost of goods sold, and other expenses are denominated in Canadian dollars, the Company has a translation exposure to fluctuations in the Canadian dollar against the United States dollar. These currency fluctuations could have a material adverse impact on the Company as increases in the value of the Canadian dollar have the effect of increasing the United States dollar equivalent of cost of goods sold and other expenses with respect to the Company's Canadian production facilities. The Company enters into forward foreign exchange contracts to hedge such exposure for periods consistent with its committed exposure, but does not engage in currency speculation.

    Subsidiary Operations. All of Holdings' operations are conducted, and all of Holdings' assets are owned, by its subsidiaries (including Chemicals). The right of Holdings, and thus the right of its stockholders, to participate in any distribution of earnings or assets of Holdings' subsidiaries is subject to the claims of creditors of such subsidiaries. Holdings' subsidiaries are parties to various debt documents and other agreements that limit their ability to incur additional indebtedness and to provide funds to Holdings by way of dividends, distributions, and advances. A substantial portion of Chemicals' operations are conducted, and a substantial portion of Chemicals' assets are owned, by its subsidiaries. The right of Chemicals, and thus the right of its stockholder (Holdings), to participate in any distribution of earnings or assets of Chemicals' subsidiaries is subject to the claims of creditors of such subsidiaries. Chemicals' subsidiaries are parties to various debt documents and other agreements that limit their ability to incur additional indebtedness and to provide funds to Chemicals by way of dividends, distributions, and advances.

     Year 2000 Issue. Certain computer systems and other equipment with computer chips store dates as two digits rather than four to define the applicable year (e.g. 97 for 1997). Any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year may interpret the digits "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing serious disruption of operations. As is the case with most companies, the Company is in the process, using both internal and external resources, of addressing the Year 2000 issue. The Company is currently engaged in a comprehensive project intended to upgrade its information technology (IT) systems (such as computer systems and software) and non-IT systems (such as process control systems and other equipment that utilize embedded chips to control various functions) to systems that will consistently and properly recognize the Year 2000 and subsequent years.

     The Company has conducted an inventory of its hardware and software and made a preliminary assessment of the Year 2000 compliance of its business and process control systems. This preliminary assessment determined which of the Company's business and process control systems are critical to its business. Those systems deemed to be critical were assigned a higher priority in the Year 2000 remediation effort as compared to other non-critical systems. In this phase of the project, the Company discovered certain Year 2000 deficiencies in its business systems and initiated plans to rectify such issues in the remediation and replacement phase of the project. The preliminary assessment of the Company's process control systems did not detect any material Year 2000 difficulties. The Company then engaged a nationally recognized independent consultant to perform a more detailed survey of all of its business and process control systems (both critical and non-critical) to confirm the absence of any additional material Year 2000 deficiencies, which survey is scheduled to be completed by December 31, 1998. In the event that the survey does reveal additional material Year 2000 deficiencies, the Company plans to initiate the remediation or replacement of such systems.

     In the second phase of the Company's Year 2000 project, the Company believes it is taking the necessary steps to rectify all material Year 2000 deficiencies. A major component of this effort involves the replacement of all critical business systems, which may not be Year 2000 compliant with new business systems intended to be Year 2000 compliant. All of such projects are scheduled to be completed by mid-year 1999. If the Company's consultant determines that any additional systems under review have material Year 2000 deficiencies, the Company plans to take appropriate remedial action.

     The final phase of the Company's Year 2000 project involves testing all critical systems to confirm that such systems will react properly to the advent of the year 2000. The Company is in the process of conducting tests on all of its current IT and non-IT systems that were not identified as having Year 2000 deficiencies and anticipates that all such testing will be completed by April 1, 1999. Once the remediation and replacement phase is completed, the Company will conduct tests on all newly installed and updated systems to determine if they are Year 2000 compliant. Such testing is expected to be completed by mid-year 1999.

     The total estimated expense for the Company's Year 2000 compliance projects is approximately $7 to $10 million, of which the Company has incurred approximately $3 million through September 30, 1998. The Company has and will fund such expense out of its operating cash flow and/or borrowings under its credit facilities.

     Irrespective of the efforts of the Company, certain Year 2000 problems, such as processing failures, error messages, or incorrect data may still occur in some of its computer systems if the Company receives programs and/or data from third parties who are not Year 2000 compliant. Moreover, the Company's business may be disrupted in other ways by Year 2000 problems of third parties, which may affect, for example, the Company's ability to obtain needed materials or deliver its products. The Company is in the process of determining whether vendors, customers, and others with whom it deals are Year 2000 compliant and has requested that such persons (other than those that the Company believes do not have a material impact on the business of the Company or its operations) complete and return surveys with respect to their Year 2000 issues. The Company had not received any survey response which indicates that any of such persons has any specific Year 2000 problems. However, no assurances can be given that a Year 2000 problem will not occur for the Company as a result of a Year 2000 problem of a vendor or customer of the Company or some other person with whom the Company deals.

     While the Company's Year 2000 projects are expected to be successfully completed by mid-year 1999, it is possible that one or more of such projects may not be completed or that compliance efforts may be ineffective. A failure to properly and timely correct any Year 2000 deficiencies would affect the Company on several levels. If the Company's Year 2000 remediation efforts were to prove unsuccessful, the Company might be unable to take orders, sell products, and otherwise generally conduct its business. Since the Company's business is characterized by large volume sales to a relatively limited number of customers, the Company believes that, with the engagement of additional personnel, orders could be processed and deliveries completed through manual means. In preparation for such a scenario, the Company has outlined a contingency plan to guide the hiring and training of additional personnel and the processing of paperwork by manual means.

     Although the Company believes that it is taking the appropriate courses of action to ensure that it is Year 2000 compliant, there can be no assurance that the actions discussed herein will have the anticipated results or that Year 2000 problems will not have a material adverse effect on the Company's financial condition or results of operations. Specific factors which might affect the success of the Company's Year 2000 efforts and the occurrence of Year 2000 disruption or expense include failure of the Company or its consultant to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company's consultant to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, and the failure of third parties to become compliant or to adequately notify the Company of potential noncompliance.

     Labor Relations. Approximately 40% of the Company's employees are covered under various union contracts. Approximately 27% of the Company's employees are covered by one union contract, which expires on May 1, 1999 (the "Texas City Union Contract"). The Company is in the process of negotiating for a new union contract to replace the existing Texas City Union Contract. The Company's objective is for the new Texas City Union Contract to provide work rules and other changes that are more favorable to the Company and that will improve the competitiveness of the Texas City Plant. The Company is not able to predict if it will be successful in replacing the existing Texas City Union Contract or, if so, the extent to which the new contract will improve the competitiveness of the Texas City Plant.

     Although the Company believes its relationship with its employees is generally good, a strike by one or more of the unions representing the Company's employees could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

RESULTS OF OPERATIONS

     The following table sets forth revenues, gross profit, and operating income for the Company's primary segments for the years ended September 30, 1998, 1997, and 1996.

                                                     YEAR ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                  1998         1997        1996
                                                 ------       ------      ------
                                                     (Dollars in Millions)
REVENUES:
Petrochemicals and Fibers .................      $  622       $  728      $  633
Pulp Chemicals ............................         201          181         157
                                                 ------       ------      ------
                                                 $  823       $  909      $  790
                                                 ======       ======      ======

GROSS PROFIT:
Petrochemicals and Fibers .................      $   31       $   33      $   53
Pulp Chemicals ............................          59           63          58
                                                 ------       ------      ------
                                                 $   90       $   96      $  111
                                                 ======       ======      ======

OPERATING INCOME (LOSS):
Petrochemicals and Fibers .................      $   (3)      $   11      $   31
Pulp Chemicals ............................          36           46          36
                                                 ------       ------      ------
                                                 $   33       $   57      $   67
                                                 ======       ======      ======

COMPARISON OF FISCAL 1998 TO FISCAL 1997

     Revenues for fiscal 1998 were $823 million compared to revenues of $909 million for fiscal 1997, a decrease of 9%. The decrease in revenues resulted primarily from lower styrene, acrylonitrile, and methanol sales prices and reduced styrene sales volumes, partially offset by a full year of operations from the AFB Acquisition and the Saskatoon Acquisition. Revenues excluding the impact of the AFB Acquisition and the Saskatoon Acquisition would have been $676 million and $807 million for fiscal 1998 and 1997, respectively. A net loss of $48.6 million, or $3.99 per share, was recorded for fiscal 1998 compared to a net loss of $29.0 million, or $2.58 per share, for fiscal 1997. Increased losses for fiscal 1998, as compared to fiscal 1997, were primarily due to: (i) reduced styrene, acrylonitrile, sodium chlorate, and methanol margins, (ii) weak markets in acrylic fibers, (iii) increased interest expense resulting from financings related to the AFB Acquisition and the Saskatoon Acquisition, and the issuance of the 11 1/4% Notes, the proceeds of which were used to prepay outstanding indebtedness under the Term Loans, (iv) increased selling, general, and administrative ("SG&A") expense, and (v) costs associated with workforce reductions, all of which were partially offset by the results of the Sterling Sask's operations.

Revenues, Cost of Goods, and Gross Profit

     Petrochemicals and Fibers

     For fiscal 1998, the Company's revenues from its petrochemical and fibers businesses decreased to $622 million when compared to fiscal 1997 revenues of $728 million. The 15% decrease in revenues was primarily due to reduced styrene, acrylonitrile, and methanol sales prices and decreased styrene sales volumes. The economic conditions in Asia negatively impacted market conditions in the fiscal 1998 period, particularly for the Company's styrene, acrylonitrile, and acrylic fibers products. The Company's petrochemicals and fibers businesses recorded an operating loss of $3 million for fiscal 1998 compared to operating income of $11 million for fiscal 1997. The decrease in operating results for fiscal 1998, as compared to fiscal 1997, was primarily due to weaker operational performance in styrene, acrylonitrile, and methanol, partially offset by stronger performance in acetic acid.

     Styrene revenues decreased 24% to $237 million in fiscal 1998, compared to fiscal 1997. Styrene sales prices decreased 11% for fiscal 1998 as compared to the prior year period. In addition, styrene sales volumes decreased 16% for fiscal 1998 as compared to the prior year period. These decreases in sales prices and volumes were primarily due to weaker market conditions, particularly in Asia. The prices of styrene's major raw materials, benzene and ethylene, were approximately 14% and 25% lower, respectively, during fiscal 1998 as compared to fiscal 1997. Styrene margins decreased in fiscal 1998 compared to fiscal 1997, as significantly lower sales prices more then offset the lower raw materials costs.

     Acrylonitrile revenues decreased 23% to $112 million in fiscal 1998, compared to fiscal 1997. Acrylonitrile sales prices decreased 25% in fiscal 1998, as compared to the prior year period. The lower sales price was primarily due to weaker market conditions, primarily in Asia. Acrylonitrile sales volumes increased 2% in fiscal 1998, as compared to the prior year period. The prices of acrylonitrile's major raw materials, propylene and ammonia, were approximately 28% and 25% lower, respectively, in fiscal 1998 as compared to the comparable period in fiscal 1997. Acrylonitrile margins decreased in fiscal 1998 compared to fiscal 1997, as significantly lower sales prices more then offset the lower raw material costs.

     Revenues from the Company's acrylic fibers business for fiscal 1998 were $100 million. The Company consummated the AFB Acquisition on January 31, 1997 and recorded revenues of $92 million for fiscal 1997. Sterling Fibers performance in fiscal 1998 was negatively impacted by weak market conditions, particularly in Asia, and imports from European suppliers.

     Revenues from the Company's other petrochemical products (including methanol, acetic acid, plasticizers, TBA, and sodium cyanide) in fiscal 1998 decreased 5% to $173 million as compared to fiscal 1997. The decrease in revenues was primarily due to a 16% decrease in methanol sales prices as a result of overcapacity in the global methanol market, partially offset by better operating performance in acetic acid. The Company's other petrochemical products reported increased operating earnings in fiscal 1998 as compared to fiscal 1997. The increase in operating earnings is primarily due to better operating performance in acetic acid, partially offset by the aforementioned weaker pricing in methanol.

     Pulp Chemicals

     Revenues from the Company's pulp chemical business for fiscal 1998 increased by approximately 11% to $201 million compared to fiscal 1997. The increase in revenues was primarily due to an increase in sales volumes of sodium chlorate of 12% compared to fiscal 1997. The increase in sales volumes was primarily due to the additional volumes from the Saskatoon Acquisition in July 1997 and the startup of the Valdosta Plant in December 1996. Average sales prices for sodium chlorate declined 7% in fiscal 1998, compared to fiscal 1997. The decline in sodium chlorate sales prices was primarily due to decreased demand as a result of lower pulp mill operating rates partially due to the economic environment in various countries in Asia. The Company's pulp chemicals business recorded operating earnings of $36 million in fiscal 1998, compared to operating earnings of $46 million in fiscal 1997. The reduced operating earnings in fiscal 1998 compared to fiscal 1997 is primarily due to reduced sodium chlorate sales prices and higher energy costs in the current period, partially offset by increased sodium chlorate sales volumes.

Selling, General and Administrative Expenses

     SG&A expenses for fiscal 1998 totaled $51 million, compared to $38 million in fiscal 1997. The increase was primarily due to SG&A expense related to the new fibers business, the new Saskatoon chemical business, increased corporate development activities, and costs associated with upgrades of certain of the Company's information technology systems, which include Year 2000 compliance activities.

Other Expenses

     Other expense of $6 million in fiscal 1998 is related to the voluntary severance programs offered by the Company in January and April 1998 at the Texas City Plant.

Interest and Debt Related Expenses

     Interest and debt related expense for fiscal 1998 increased $16 million compared to fiscal 1997 primarily due to the additional debt incurred in the connection with the AFB Acquisition and the Saskatoon Acquisition and the issuance of the 11 1/4% Notes. The proceeds of the 11 1/4% Notes were used to prepay outstanding indebtedness under the Term Loans.

Provision (Benefit) for Income Taxes

     Benefit for income taxes for fiscal 1998 was $26 million, with an effective tax rate of 36%, compared to $7 million, with an effective tax rate of 23%, for fiscal 1997. The increase in the benefit was primarily the result of the Company's pre-tax loss of approximately $72 million for fiscal 1998 compared to a pre-tax loss of $31 million in fiscal 1997.

Extraordinary Item

     The $4 million after-tax ($6 million pre-tax) extraordinary item in fiscal 1997 related to unamortized debt issue costs which were expensed in April 1997 as a result of the partial prepayment of the Term Loans.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

     Revenues for fiscal 1997 were $909 million compared to revenues of $790 million for fiscal 1996, an increase of 15%. The increase in revenues resulted primarily from eight months of operations from the AFB Acquisition, three months of operations from the Saskatoon Acquisition, the startup of the Valdosta Plant in December 1996, and the startup of the methanol unit in August 1996. A net loss of $28 million, or $2.58 per share, was recorded in fiscal 1997 compared to net income of $31.6 million, or $0.62 per share, in fiscal 1996. The net loss in fiscal 1997 as compared to net income in fiscal 1996 was primarily due to reduced styrene and acrylonitrile margins and volumes and increased interest expense resulting from the financings related to the 1996 Recapitalization, the AFB Acquisition, and the Saskatoon Acquisition, all partially offset by the results of the acrylic fibers and Saskatoon operations.

Revenues, Cost of Goods, and Gross Profit

     Petrochemicals and Fibers

     For fiscal 1997, the Company's revenues from its petrochemical and fibers businesses increased to $728 million, when compared to fiscal 1996 revenues of $633 million. The AFB Acquisition and the new methanol unit had a positive impact on revenues in fiscal 1997, partially offset by reduced styrene and acrylonitrile average sales prices and sales volumes. The Company's petrochemical and fibers businesses recorded operating income of $11 million in fiscal 1997 as compared to $31 million in fiscal 1996. The decrease in operating income was primarily due to weaker operational performance in styrene and acrylonitrile, mostly offset by the positive impact of the methanol unit and the AFB Acquisition.

     Styrene revenues for fiscal 1997 decreased 4% as compared to fiscal 1996 due to average sales prices decreasing by approximately 2% primarily as a result of weaker market conditions, particularly in the export market. In addition, fiscal 1997 sales volumes decreased by approximately 5% as compared to fiscal 1996. The prices of styrene's major raw materials, benzene and ethylene, were substantially higher during fiscal 1997 compared to fiscal 1996. Benzene prices were approximately 10% higher while ethylene prices were approximately 18% higher. These price escalations contributed significantly to the decline in styrene margins as market conditions did not allow for sufficient styrene price increases to compensate for these rising costs.

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

     Sterling Fibers recorded eight months of revenues of approximately $92 million since its acquisition on January 31, 1997.

     Revenues during fiscal 1997 from the Company's other petrochemical products (including methanol, acetic acid, plasticizers, TBA, and sodium cyanide) increased approximately 23% when compared to fiscal 1996 revenues primarily due to the impact of the methanol unit completion in August 1996, partially offset by a decline in acetic acid revenues resulting from a procedural change in the billings under the Company's production contract with BP and the recording of related revenues. Prior to the startup of the Company's methanol unit, the Company purchased the methanol used in the production of acetic acid. Under the BP contract, such purchases were ultimately re-billed to BP and included in acetic acid revenues. Methanol for acetic acid production is supplied by the Company's methanol facility and is included in methanol revenues. In addition, the Company's other petrochemical products reported increased operating earnings in fiscal 1997 as compared to fiscal 1996, primarily due to the aforementioned methanol unit completion and better operating performance in acetic acid.

     Pulp Chemicals

     Revenues from the Company's pulp chemical business for fiscal 1997 increased by approximately 15% to $181 million compared to fiscal 1996. The increase in revenues was primarily due to an increase in sales revenues from sodium chlorate of 17% compared to fiscal 1996, as a result of the startup of the Valdosta Plant in fiscal 1997, and the additional revenues of the Saskatoon Acquisition. Average sales prices for sodium chlorate declined 5% in fiscal 1997 compared to fiscal 1996. Operating earnings for the pulp chemicals business were $46 million for fiscal 1997 compared to $36 million in fiscal 1996. The increase was primarily due to increased sales volumes of sodium chlorate.

Selling, General and Administrative Expenses

     SG&A expenses for fiscal 1997 totaled $38 million, compared to $40 million in fiscal 1996. This decrease was related to $4 million in SAR expenses, which were paid, as a part of the Merger in fiscal 1996.

Interest and Debt Related Expenses

     Interest and debt related expense for fiscal 1997 increased $76 million compared to fiscal 1996 primarily due to the additional debt incurred in the 1996 Recapitalization, the AFB Acquisition, and the Saskatoon Acquisition.

Provision (Benefit) for Income Taxes

     Provision (benefit) for income taxes for fiscal 1997 was $(7) million, with an effective tax rate of 23%, compared to $17 million, with an effective tax rate of 34% for fiscal 1996. The decrease in the provision was primarily the result of the Company's pre-tax loss of approximately $31 million for fiscal 1997 compared to pre-tax income of $50 million in fiscal 1996.

Extraordinary Item

     The $4 million after-tax ($6 million pre-tax) extraordinary item in fiscal 1997 related to unamortized debt issue costs which were expensed in April 1997 as a result of the partial prepayment of the Term Loans. The extraordinary item in fiscal 1996 of $2 million after-tax ($3 million pre-tax) related to the loss on early extinguishment of debt resulting from the 1996 Recapitalization.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States. Interest rate swaps may be used to adjust interest rate exposure, when appropriate, based upon market conditions. A portion of the Company's borrowings and transactions are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge a portion of foreign currency cash exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. All items described are non-trading and are stated in U.S. dollars.

                                                                                                               FAIR
EXPECTED MATURITY DATES                                                                                        VALUE
(IN THOUSANDS)                1999        2000        2001        2002       2003     THEREAFTER    TOTAL     SEPTEMBER
                              ----        ----        ----        ----       ----     ----------    -----     ----------
                                                                                                              30, 1998
DEBT
U.S. $ denominated          $   5,941  $  13,202   $  24,662   $  31,442   $  84,607  $ 708,979   $ 868,833   $ 767,046
   Average interest rates
    -  fixed                       --         --          --          --          --      12.2%
   Average interest rates
    -  variable                    (a)        (a)         (a)         (a)         (a)        (a)
Interest rate swaps         $  49,107  $  31,250   $  13,393          --          --         --               $   2,251(b)
Canadian $ denominated      $   2,968  $   1,938   $   1,938   $   3,035   $   3,813  $      --   $  13,692   $  13,692
   Average interest rates
    -  variable                    (c)        (c)         (c)         (c)         (c)        --

FIRM COMMITMENTS, FORWARD
CONTRACTS
Contract notional amount
  - U.S. $ sold             $  48,000  $   6,000          --          --          --         --   $  54,000   $  49,300(d)
   Average contractual
     exchange rate               1.40       1.40          --          --          --         --

(a) The Term Loans, the ESOP Loan, and the Revolver borrowings bear interest, at Chemicals' option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin ranging from 0.5% to 3.5% depending upon the Company's Leverage Ratio (as defined in the Credit Agreement). The "Base Rate" is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1% (as such terms are defined in the Credit Agreement). At September 30, 1998, the interest rates in effect for the Tranche A term loan, the Tranche B term loan, and the ESOP Loan were 7.8%, 8.3%, and 7.8%, respectively.

(b)  Represents unrealized loss.

(c) The Sterling Sask Tranche A term loan and the Saskatoon Revolver borrowings bear interest, at the Company's option, at an annual rate of either the Bankers Acceptance Rate or the Base Rate plus an Applicable Margin ranging from 1% to 2.5% depending upon the Company's Leverage Ratio (as defined in the Saskatoon Credit Agreement). The Tranche B term loan bears interest, at the Company's option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin ranging from 0% to 2.5% depending upon the Company's Leverage Ratio (as defined in the Saskatoon Credit Agreement). The "Base Rate" for the Tranche A term loan and the Saskatoon Revolver is equal to the greater of the Prime Rate for Canadian Dollar commercial loans made in Canada, as announced from time to time by the agent bank, or the rate for Canadian Dollar Bankers Acceptances accepted by the agent with a term to maturity of 30 days plus 1% (as such terms are defined in the Saskatoon Credit Agreement). The "Base Rate" for the Tranche B term loan is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus1/2% or the "Base CD Rate" plus 1% (as such terms are defined in the Saskatoon Credit Agreement). At September 30, 1998, the interest rates in effect for the Tranche A and Tranche B term loans were 8.2% and 8.4%, respectively.

(d)  Represents notional amount less unrealized foreign exchange losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED SEPTEMBER 30,
                                                               ---------------------------------------
                                                                 1998           1997           1996
                                                               ---------      ---------      ---------
Revenues .................................................     $ 822,590      $ 908,787      $ 790,465
Cost of goods sold .......................................       732,411        813,148        679,039
                                                               ---------      ---------      ---------
Gross profit .............................................        90,179         95,639        111,426

Selling, general and administrative expenses .............        51,427         38,170         40,305
Other expense ............................................         5,962             --             --
Merger related expenses ..................................            --             --          3,633
Write-off of assets ......................................            --             --          3,706
Interest and debt related expenses, net of interest income       104,455         88,901         13,380
                                                               ---------      ---------      ---------
Income (loss) before taxes and extraordinary item ........       (71,665)       (31,432)        50,402
Provision (benefit)  for income taxes ....................       (25,546)        (7,296)        16,898
                                                               ---------      ---------      ---------
Income (loss) before extraordinary item ..................       (46,119)       (24,136)        33,504
Extraordinary item, loss on early extinguishment of debt,
    net of tax (Note 4) ..................................            --          3,924          1,900
                                                               ---------      ---------      ---------
Net income (loss) ........................................       (46,119)       (28,060)        31,604
Preferred stock dividends ................................         2,460            905             --
                                                               ---------      ---------      ---------
Net income (loss) attributable to common stockholders ....     $ (48,579)     $ (28,965)     $  31,604
                                                               =========      =========      =========

Per share data:
Income (loss) before extraordinary item ..................     $   (3.99)     $   (2.23)     $    0.66
Extraordinary item .......................................            --          (0.35)         (0.04)
                                                               ---------      ---------      ---------
Net income (loss) per common share .......................     $   (3.99)     $   (2.58)     $    0.62
                                                               =========      =========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                                           SEPTEMBER 30,
                                                                                     ------------------------
                                                                                       1998           1997
                                                                                     ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $  11,168      $   7,958
   Accounts receivable .........................................................       114,571        167,248
   Inventories .................................................................        73,225         87,870
   Prepaid expenses ............................................................        15,571         10,956
   Deferred income tax benefit .................................................         5,140         10,005
                                                                                     ---------      ---------
     Total current assets ......................................................       219,675        284,037

Property, plant and equipment, net .............................................       450,315        492,036
Other assets ...................................................................        95,966        102,898
                                                                                     ---------      ---------
     Total assets ..............................................................     $ 765,956      $ 878,971
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ............................................................     $  46,983      $  80,658
   Accrued liabilities .........................................................        71,873         77,565
   Current portion of long-term debt ...........................................         8,909          5,710
                                                                                     ---------      ---------
     Total current liabilities .................................................       127,765        163,933

Long-term debt .................................................................       873,616        876,281
Deferred income tax liability ..................................................        11,123         36,038
Deferred credits and other liabilities .........................................        80,289         73,336
Common stock held by ESOP ......................................................         5,938          7,688
Less:  unearned compensation ...................................................        (2,845)        (5,570)
Redeemable preferred stock .....................................................        18,249         15,793
Commitments and contingencies (Note 7) .........................................            --             --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,273,000 shares issued and 12,073,000 outstanding at September 30, 1998; and 11,942,000 shares
     issued and 11,714,000 outstanding at September 30, 1997 ...................           123            120
   Additional paid-in capital ..................................................      (542,701)      (542,485)
   Retained earnings ...........................................................       229,590        277,691
   Pension adjustment ..........................................................          (121)           (31)
   Accumulated translation adjustment ..........................................       (32,559)       (21,093)
   Deferred compensation .......................................................          (111)            --
                                                                                     ---------      ---------
                                                                                      (345,779)      (285,798)
   Treasury stock, at cost, 200,000 and 228,000 shares at September 30, 1998
     and 1997, respectively ....................................................        (2,400)        (2,730)
                                                                                     ---------      ---------
       Total stockholders' equity (deficiency in assets) .......................      (348,179)      (288,528)
                                                                                     ---------      ---------
         Total liabilities and stockholders' equity (deficiency in assets) .....     $ 765,956      $ 878,971
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

                      STERLING CHEMICALS HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF
            CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                            (AMOUNTS IN THOUSANDS)


                                                       ADDITIONAL                            ACCUMULATED
                                     COMMON STOCK       PAID-IN      RETAINED     PENSION    TRANSLATION     DEFERRED    TREASURY
                                   SHARES     AMOUNT    CAPITAL      EARNINGS    ADJUSTMENT   ADJUSTMENT   COMPENSATION   STOCK
                                   -------    -----    ---------    ---------    ---------    ----------    ---------    --------

Balance, September 30, 1995  ...    60,327    $ 603    $  33,269    $ 275,052    $  (1,556)   $  (17,307)   $    (129)   $(50,614)

Net income .....................        --       --           --       31,604           --            --           --          --
Redemption of common stock .....   (50,690)    (507)    (616,892)          --           --            --           --          --
Common stock issued in
  the 1996 Recapitalization ....     5,349       54       64,084           --           --            --           --          --
Employee stock purchase ........       250        2        3,000           --           --            --           --          --
Stock warrants .................        --       --        6,900           --           --            --           --          --
Translation adjustment .........        --       --           --           --           --        (1,817)          --          --
Treasury stock transactions ....    (4,637)     (46)     (50,438)          --           --            --           --      50,614
Amortization of deferred
  compensation .................        --       --           --           --           --            --          129          --
Pension adjustment .............        --       --           --           --        1,556            --           --          --
                                   -------    -----    ---------    ---------    ---------    ----------    ---------    --------
Balance, September 30, 1996  ...    10,599      106     (560,077)     306,656           --       (19,124)          --          --

Net loss .......................        --       --           --      (28,060)          --            --           --          --
Common stock issued in
  connection with  AFB
  Acquisition, net .............       778        8        9,331           --           --            --           --          --
Preferred stock dividends ......        --       --           --         (905)          --            --           --          --
Translation adjustment .........        --       --           --           --           --        (1,969)          --          --
Employee stock purchase ........       (44)      --         (531)          --           --            --           --          --
Treasury stock purchases .......      (228)      --           --           --           --            --           --      (2,730)
Common stock issued  in
  connection with  the
  Saskatoon Acquisition, net ...       609        6        6,379           --           --            --           --          --
Stock  warrants ................        --       --        2,413           --           --            --           --          --
Pension adjustment .............        --       --           --           --          (31)           --           --
                                   -------    -----    ---------    ---------    ---------    ----------    ---------    --------
Balance, September 30, 1997  ...    11,714      120     (542,485)     277,691          (31)      (21,093)          --      (2,730)

Net loss .......................        --       --           --      (46,119)          --            --           --          --
Common stock issued in
  connection with the
  exercise of warrants .........       345        3           --           --           --            --           --          --
Preferred stock dividends ......        --       --           --       (2,460)          --            --           --          --
Treasury shares issued
  as restricted stock ..........        23       --          (48)          --           --            --         (222)        270
Treasury shares issued to ESOP .        --       --         (168)          --           --            --           --         168
Revaluation of ESOP shares to
  independently appraised
  market value .................        --       --           --          478           --            --           --          --
Amortization of deferred
  compensation .................        --       --           --           --           --            --          111          --
Translation adjustment .........        --       --           --           --           --       (11,466)          --          --
Treasury stock purchases .......        (9)      --           --           --           --            --           --        (108)
Pension adjustment .............        --       --           --           --          (90)           --           --          --
                                   -------    -----    ---------    ---------    ---------    ----------    ---------    --------
Balance, September 30, 1998  ...    12,073    $ 123    $(542,701)   $ 229,590    $    (121)   $  (32,559)   $    (111)   $ (2,400)
                                   =======    =====    =========    =========    =========    ==========    =========    ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                            YEAR ENDED SEPTEMBER 30,
                                                                        ----------------------------------
                                                                          1998         1997         1996
                                                                        --------    ---------    ---------
Cash flows from operating activities:
Net income (loss) ...................................................   $(46,119)   $ (28,060)   $  31,604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ..................................     55,963       49,849       41,539
     Interest amortization ..........................................      4,376        4,163        1,163
     Loss on disposal/write off of assets ...........................        353          241        3,706
     Extraordinary item .............................................         --        3,924        1,900
     Deferred tax expense (benefit) .................................    (14,877)       2,866        4,172
     Accrued compensation including SARs ............................         --           --        8,984
     Merger related expenses ........................................         --           --        3,633
     Discount notes amortization ....................................     16,878       15,499        1,656
     Other ..........................................................      1,467        2,087       (3,766)
Change in assets/liabilities:
     Accounts receivable ............................................     44,419       (8,985)     (18,297)
     Inventories ....................................................     13,675       (6,674)      14,147
     Prepaid expenses ...............................................     (2,852)      (7,767)      (5,173)
     Other assets ...................................................        654       (1,754)      (8,900)
     Accounts payable ...............................................    (32,896)      (1,424)      (5,454)
     Accrued liabilities ............................................     (9,300)      27,305       (7,018)
     Other liabilities ..............................................     14,143       (3,956)        (295)
                                                                        --------    ---------    ---------

Net cash provided by operating activities ...........................     45,884       47,314       63,601
                                                                        --------    ---------    ---------
Cash flows from investing activities:
     Capital expenditures ...........................................    (26,622)     (43,428)     (95,957)
     Business acquisitions ..........................................         --     (152,923)          --
                                                                        --------    ---------    ---------
Net cash used in investing activities ...............................    (26,622)    (196,351)     (95,957)
                                                                        --------    ---------    ---------
Cash flows from financing activities:
     Proceeds from long-term debt ...................................     59,862      375,260      800,350
     Repayment of long-term debt ....................................    (75,152)    (236,104)    (196,285)
     Redemption of common stock .....................................         --           --     (616,160)
     Purchase of other equity interests .............................         --           --      (14,587)
     Issuance of common stock, net ..................................          3       18,721       64,040
     Sale of warrants ...............................................         --        2,413        6,900
     Debt issuance costs ............................................         --       (9,684)     (33,070)
     Other merger fees ..............................................         --           --       (3,709)
     Issuance of preferred stock ....................................         --        4,887           --
     Purchase of treasury stock .....................................       (105)      (3,256)          --
     Other ..........................................................        154         (627)        (289)
                                                                        --------    ---------    ---------
Net cash provided by (used in) financing activities .................    (15,238)     151,610        7,190
Effect of United States /Canadian exchange rate on cash .............       (814)        (224)        (107)
                                                                        --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ................      3,210        2,349      (25,273)
Cash and cash equivalents - beginning of year .......................      7,958        5,609       30,882
                                                                        --------    ---------    ---------
Cash and cash equivalents - end of year .............................   $ 11,168    $   7,958    $   5,609
                                                                        ========    =========    =========

Supplement disclosures of cash flow information:
     Interest paid, net of interest income received .................   $(92,251)   $ (60,387)   $  (8,378)
     Income taxes received (paid) ...................................      6,653        3,116      (15,618)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                       YEAR ENDED SEPTEMBER 30,
                                                       ------------------------  MAY 14, 1996 (DATE OF INCEPTION)
                                                          1998         1997          TO SEPTEMBER 30, 1996 (1)
                                                        ---------    ---------   --------------------------------
Revenues ............................................   $ 822,590    $ 908,787               $ 83,410
Cost of goods sold ..................................     732,411      813,148                 83,047
                                                        ---------    ---------               --------
Gross profit ........................................      90,179       95,639                    363

Selling, general and administrative expenses ........      50,231       37,475                  3,426
Other expense .......................................       5,962           --                     --
Interest and debt related expenses ..................      86,618       72,931                  1,615
Interest income from parent .........................          --       (1,692)                (5,236)
                                                        ---------    ---------               --------

Income (loss) before taxes and extraordinary item ...     (52,632)     (13,075)                   558
Provision (benefit) for income taxes ................     (18,963)      (2,148)                   384
                                                        ---------    ---------               --------

Income (loss) before extraordinary item .............     (33,669)     (10,927)                   174

Extraordinary item, loss on early extinguishment
   of debt, net of tax (Note 4) .....................          --        3,924                     --
                                                        ---------    ---------               --------
Net income (loss) ...................................   $ (33,669)   $ (14,851)              $    174
                                                        =========    =========               ========

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

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)


                                                                               SEPTEMBER 30,
                                                                         --------------------------
                                                                            1998           1997
                                                                         -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents .........................................   $    11,159    $     7,958
   Accounts receivable ...............................................       116,398        167,898
   Inventories .......................................................        73,225         87,870
   Prepaid expenses ..................................................        13,632         10,031
   Deferred income tax benefit .......................................         5,140         10,005
                                                                         -----------    -----------
     Total current assets ............................................       219,554        283,762

Property, plant and equipment, net ...................................       450,315        492,036
Other assets .........................................................        92,634         99,519
                                                                         -----------    -----------
     Total assets ....................................................   $   762,503    $   875,317
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ..................................................   $    46,764    $    80,658
   Accrued liabilities ...............................................        71,873         77,565
   Current portion of long-term debt .................................         8,909          5,710
                                                                         -----------    -----------
   Total current liabilities .........................................       127,546        163,933

Long-term debt .......................................................       745,720        768,870
Deferred income tax liability ........................................        23,301         42,646
Deferred credits and other liabilities ...............................        83,288         73,337
Common stock held by ESOP ............................................         5,938          7,688
Less:  unearned compensation .........................................        (2,845)        (5,570)
Commitments and contingencies ........................................            --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value ......................................            --             --
   Additional paid-in capital ........................................      (139,786)      (139,786)
   Accumulated deficit ...............................................       (47,868)       (14,677)
   Pension adjustment ................................................          (121)           (31)
   Accumulated translation adjustment ................................       (32,559)       (21,093)
   Deferred Compensation .............................................          (111)            --
                                                                         -----------    -----------
   Total stockholder's equity (deficiency in assets) .................      (220,445)      (175,587)
                                                                         -----------    -----------

   Total liabilities and stockholder's equity (deficiency in assets) .   $   762,503    $   875,317
                                                                         ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           STERLING CHEMICALS, INC.
                          CONSOLIDATED STATEMENTS OF
            CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
                            (DOLLARS IN THOUSANDS)



                                                               ADDITIONAL                                              ACCUMULATED
                                           COMMON STOCK         PAID-IN      ACCUMULATED    PENSION      DEFERRED      TRANSLATION
                                       SHARES       AMOUNT      CAPITAL        DEFICIT     ADJUSTMENT   COMPENSATION   ADJUSTMENT
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, May 14,1996 .............   $       --   $       --   $       --    $       --    $       --    $       --    $       --
Common stock issued ..............            1           --            1            --            --            --            --
Capital transfer, net ............           --           --     (165,353)           --        (1,556)           --       (20,194)
Net income .......................           --           --           --           174            --            --            --
Pension adjustment ...............           --           --           --            --         1,556            --            --
Translation adjustment ...........           --           --           --            --            --            --         1,070
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, September 30, 1996 ......            1           --     (165,352)          174            --            --       (19,124)

Contribution from parent .........           --           --       27,684            --            --            --            --
Net loss .........................           --           --           --       (14,851)           --            --            --
Pension adjustment ...............           --           --           --            --           (31)           --            --
Earned ESOP shares ...............           --           --       (2,118)           --            --            --            --
Translation adjustment ...........           --           --           --            --            --            --        (1,969)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, September 30, 1997 ......            1           --     (139,786)      (14,677)          (31)           --       (21,093)

Net loss .........................           --                        --       (33,669)           --            --            --
Pension adjustment ...............           --                        --            --           (90)           --            --
Establishment  of  restricted ....           --           --           --            --            --          (222)           --
stock
Revaluation of ESOP shares to
  independently appraised market
  value ..........................           --           --           --           478            --            --            --
Amortization of deferred
  compensation ...................           --           --           --            --            --           111            --
Translation adjustment ...........           --                        --            --            --            --       (11,466)
                                     ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, September 30, 1998 ......            1           --     (139,786)      (47,868)         (121)         (111)      (32,559)
                                     ==========   ==========   ==========    ==========    ==========    ==========    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                          YEAR ENDED SEPTEMBER 30,
                                                          ------------------------ MAY 14, 1996 (DATE OF INCEPTION)
                                                           1998           1997        TO SEPTEMBER 30, 1996 (1)
                                                         ----------    ----------     -------------------------
Cash flows from operating activities:
Net income (loss) ....................................   $  (33,669)   $  (14,851)          $      174
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization .....................       59,151        53,680                4,801
   Deferred tax expense (benefit) ....................      (10,771)        7,847                1,457
   Extraordinary item ................................           --         3,924                   --
   Other .............................................        2,020         2,173                 (511)
Change in assets/liabilities:
   Accounts receivable ...............................       45,484       (13,510)                 164
   Inventories .......................................       13,675        (6,674)                (468)
   Prepaid expenses ..................................       (1,838)       (5,733)              (2,428)
   Other assets ......................................        2,078        (2,271)                 784
   Accounts payable ..................................      (35,102)       (1,288)               7,025
   Accrued liabilities ...............................       (3,441)       27,218               (4,460)
   Other liabilities .................................        8,288        (3,941)              (2,294)
                                                         ----------    ----------           ----------
Net cash provided by operating activities ............       45,875        46,574                4,244
                                                         ----------    ----------           ----------
Cash flows from investing activities:
   Capital expenditures ..............................      (26,623)      (43,428)              (6,398)
   Business acquisitions .............................           --      (152,923)                  --
                                                         ----------    ----------           ----------
Net cash used in investing activities ................      (26,623)     (196,351)              (6,398)
                                                         ----------    ----------           ----------
Cash flows from financing activities:
   Proceeds from long-term debt ......................       59,862       375,260              637,900
   Repayment of long-term debt .......................      (75,153)     (236,104)              (6,400)
   Debt issuance costs ...............................           --        (9,684)             (27,939)
   Intercompany financing ............................            1         3,000                   --
   Distribution to parent ............................           --            --             (609,961)
   Contribution from parent ..........................           --        22,286               14,165
   Other .............................................           54        (2,380)                  --
                                                         ----------    ----------           ----------
Net cash provided by (used in) financing activities ..      (15,236)      152,378                7,765
Effect of United States  /Canadian  exchange rate on .         (815)         (224)                 (30)
                                                         ----------    ----------           ----------
cash
Net increase in cash and cash equivalents ............        3,201         2,377                5,581
Cash and cash equivalents - beginning of period ......        7,958         5,581                   --
                                                         ----------    ----------           ----------
Cash and cash equivalents - end of year ..............   $   11,159    $    7,958           $    5,581
                                                         ==========    ==========           ==========
Supplement disclosures of cash flow information:
   Interest paid, net of interest income received ....   $  (92,279)   $  (60,402)          $   (2,655)
   Income taxes received (paid) ......................        6,653         3,116               (4,950)

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

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MERGER ACTIVITIES

     Sterling Chemicals, Inc. (prior to the Merger, "Sterling") and STX Acquisition Corp. ("STX Acquisition"), a Delaware corporation formed in April 1996 by an investor group led by The Sterling Group, Inc. ("TSG") and The Unicorn Group L.L.C. ("Unicorn"), entered into an Amended and Restated Agreement and Plan of Merger dated April 24, 1996 (the "Merger Agreement"). On August 20, 1996, the Merger Agreement was approved by a majority of the shares outstanding, and on August 21, 1996, STX Acquisition merged with and into Sterling, changing its name to Sterling Chemicals Holdings, Inc. ("Holdings"), and continuing as the surviving corporation (the "Merger"). In connection with the Merger, Holdings transferred all of its operating assets and liabilities, excluding its 13 1/2% Senior Discount Notes due 2008 (the "13 1/2% Notes"), to a wholly owned subsidiary, STX Chemicals Corp., which at the time of the Merger changed its name to Sterling Chemicals, Inc. (after the Merger, "Chemicals"). Holdings has no direct subsidiaries other than Chemicals. As used in these notes, the term "Company" refers to Sterling and its subsidiaries prior to the consummation of the Merger and, following the Merger, to Holdings and its subsidiaries, including Chemicals.

     Each share of the Company's common stock outstanding immediately prior to the Merger was converted (at the election of the holder thereof) into either $12.00 cash or the right to retain such shares ("Rollover Shares"), with the aggregate number of Rollover Shares limited to 5.0 million. As a result of the Merger, on August 21, 1996, the former STX Acquisition stockholders held approximately 5.3 million shares (49%), stockholders with Rollover Shares held approximately 5.0 million shares (46%), and the Company's newly formed Employee Stock Ownership Plan (the "ESOP") held approximately 542,000 shares (5%) of the outstanding common shares of Holdings' common stock, par value $0.01 per share ("Holdings Common Stock").

     The Merger was financed by the proceeds of (i) bank term loans of $356.5 million, including an ESOP term loan of $6.5 million, amounts drawn against a revolving credit facility of $6.4 million, each pursuant to a new credit agreement (the "Original Credit Agreement"), (ii) an offering by Chemicals of $275.0 million of Chemicals' 11 3/4% Senior Subordinated Notes Due 2006 (the "11 3/4% Notes"), (iii) an offering of $191.8 million (initial proceeds of $100 million) representing 191,751 Units, with each unit consisting of one 13 1/2% Note and one warrant to purchase three shares of Holdings Common Stock for $0.01 per share beginning in August 1997, (iv) equity raised by STX Acquisition of approximately $70.7 million, and (v) cash on hand of $10.3 million. These proceeds were used to redeem Sterling's common stock other than Rollover Shares ($608.3 million), purchase other equity interests (primarily stock appreciation rights ("SARs")) ($14.6 million), repay debt outstanding prior to the Merger ($142.7 million), loan monies to the new ESOP ($6.5 million), and pay fees and expenses ($46.8 million).

     The Company has accounted for the Merger and related financing (collectively the "1996 Recapitalization") as a series of debt and equity transactions representing a recapitalization. Accordingly, the historical basis of the Company's assets and liabilities have not been impacted by the 1996 Recapitalization.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company manufactures seven commodity petrochemicals at its Texas City, Texas plant (the "Texas City Plant"). Additionally, the Company manufactures chemicals for use primarily in the pulp and paper industry at five plants in Canada and one plant in Valdosta, Georgia (the "Valdosta Plant"), and manufactures acrylic fibers in a plant near Pensacola, Florida (the "Santa Rosa Plant"). At its Texas City Plant, the Company produces styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine ("TBA"), and sodium cyanide. The Company generally sells its petrochemical products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. The Company produces regular textiles, specialty textiles, and technical fibers at the Santa Rosa Plant, as well as licensing the acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at the five plants in Canada and the Valdosta Plant. Sodium chlorite is produced at one of the Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of the Canadian locations. The Company licenses, engineers, and overseas construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemical business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

     The significant accounting policies of the Company are described below.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's investment in a cogeneration joint venture of a 50% equity interest and a 50/50 acrylonitrile marketing joint venture are accounted for under the equity method with the Company's share of the operating results of the joint ventures recorded in its Statement of Operations.

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

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of the equipment, are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years with the predominant life of the plant and equipment being 15 years. The Company capitalizes interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for the fiscal years 1998, 1997, and 1996 was $0.8 million, $3.8 million, and $4.1 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment tests of long lived assets are made when conditions indicate their carrying cost may not be recoverable. Such impairment tests are based on a comparison of undiscounted future cash flows or the market value of similar assets to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value.

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

REVENUE RECOGNITION

     The Company generates revenues through sales in the open market, raw material conversion agreements, and long-term supply contracts. In addition, the Company has entered into shared profit arrangements with respect to certain petrochemical products. The Company recognizes revenue from sales in the open market, raw material conversion agreements, and long-term supply contracts as the products are shipped. Revenues from shared profit arrangements are estimated and accrued monthly. Deferred credits are amortized over the life of the contract which gave rise to them. The Company also generates revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. The Company also receives prepaid royalties, which are recognized over a period, which is typically ten years. In addition, the Company generates revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized as earned.

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

HEDGING

     The Company periodically enters into contracts to hedge against the volatility in natural gas prices, which is used in the production of styrene and methanol. These transactions generally take the form of price collars, and are placed with major financial institutions and industrial companies. The results of the hedging transactions are included in Cost of Goods Sold as the related production of styrene and methanol occurs.

EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS previously prescribed with a presentation of basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The statement also requires presentation of diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. The Company adopted SFAS No. 128 for fiscal 1998 and has restated prior year amounts to reflect adoption of the new standard. As losses were incurred in fiscal 1998 and 1997 and there were an insignificant number of options outstanding during fiscal 1996, basic and diluted EPS are the same amount for these periods.

     For purposes of computing net income (loss) per common share, net income
(loss) has been reduced by an amount equal to the fair market value of Released Shares (as hereinafter defined) at the end of the period, minus the sum of the amount previously recognized as compensation expense with respect to Released Shares and the amount of depreciation/appreciation in value of Released Shares in prior periods. This reduction results from the Company being required, under certain circumstances, to purchase for cash common stock distributed to participants by the ESOP. "Released Shares" are shares held by the ESOP but allocated to employees. The weighted average number of outstanding shares and computation of the net income (loss) per common share is as follows (in thousands, except per share data):

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1998          1997         1996
                                                                           ----------    ----------   ----------
Net income (loss) attributable to common stockholders                      $  (48,579)   $  (28,965)  $   31,604
Plus depreciation in value of Released Shares                                     298            --           --
                                                                           ----------    ----------   ----------
Net income (loss) for purpose of computing net income (loss) per share     $  (48,281)   $  (28,965)  $   31,604
                                                                           ==========    ==========   ==========

Net income (loss) per common share                                         $    (3.99)   $    (2.58)  $     0.62
                                                                           ==========    ==========   ==========

Weighted average shares outstanding                                            12,104        11,237       50,700
                                                                           ==========    ==========   ==========

CASH FLOW STATEMENT

     During the fourth quarter of fiscal 1998, the Company elected to change from the direct method of reporting net cash flows from operating activities to the indirect method. Accordingly, the prior years statements of cash flows have been conformed to the current year presentation.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

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

RECLASSIFICATION

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income (loss) or stockholders' equity (deficiency in assets).

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
                                                         (Dollars in Thousands)
Inventories:
   Finished products ...............................   $   42,436    $   47,572
   Raw materials ...................................        8,089        17,800
                                                       ----------    ----------
Inventories at FIFO cost ...........................       50,525        65,372
                                                       ----------    ----------
   Inventories under exchange agreements ...........        3,031         2,179
   Stores and supplies .............................       19,669        20,319
                                                       ----------    ----------
                                                       $   73,225    $   87,870
                                                       ==========    ==========
Property, plant and equipment:
   Land ............................................   $   12,897    $   12,766
   Buildings .......................................       51,362        51,032
   Plant and equipment .............................      652,872       634,772
   Construction in progress ........................       30,506        43,856
   Less:  accumulated depreciation .................     (297,322)     (250,390)
                                                       ----------    ----------
                                                       $  450,315    $  492,036
                                                       ==========    ==========
Other assets:
   Patents and technology, net .....................   $   26,821    $   32,918
   Debt issue costs ................................       28,248        32,472
   Other ...........................................       40,897        37,508
                                                       ----------    ----------
                                                       $   95,966    $  102,898
                                                       ==========    ==========
Accrued liabilities:
   Repairs .........................................   $   16,890    $   19,205
   Interest ........................................       14,433        14,661
   Property taxes ..................................        7,754         8,255
   Other ...........................................       32,796        35,444
                                                       ----------    ----------
                                                       $   71,873    $   77,565
                                                       ==========    ==========

Deferred credits and other liabilities:
   Deferred revenue ................................   $   15,168    $   19,963
   Accrued postretirement benefits .................       37,663        33,448
   Other ...........................................       27,458        19,925
                                                       ----------    ----------
                                                       $   80,289    $   73,336
                                                       ==========    ==========

4. LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                            SEPTEMBER 30,
                                                     --------------------------
                                                        1998            1997
                                                     ----------      ----------
                                                       (Dollars in Thousands)
Revolving credit facilities                          $       --      $    9,400
Term loans                                              274,000         275,334
Saskatoon term loans                                     49,552          53,822
ESOP term loan                                            3,250           4,875
11 1/4% notes                                           152,816         153,148
11 3/4% notes                                           275,000         275,000
13 1/2% notes                                           127,907         110,412
                                                     ----------      ----------
   Total debt outstanding                               882,525         881,991
                                                     ==========      ==========
Less:
   Current maturities                                    (8,909)         (5,710)
                                                     ----------      ----------
Total long-term debt                                 $  873,616      $  876,281
                                                     ==========      ==========

TERM LOANS, REVOLVER AND ESOP LOANS

     As part of the 1996 Recapitalization, Chemicals entered into the Original Credit Agreement with Texas Commerce Bank National Association (now Chase Bank of Texas, N.A., "Chase"), as agent bank for a syndicate of lenders. Funding under the Original Credit Agreement occurred August 21, 1996, upon the consummation of the Merger. The Original Credit Agreement provided for facilities consisting of a six and one-half year revolving credit facility providing for up to $100 million (subject to a monthly borrowing base calculation) in revolving loans (the "Revolver"), a term loan facility consisting of a six and one-half year $200 million Tranche A term loan and an eight-year $150 million Tranche B term loan (the "Original Term Loans"), and a four-year $6.5 million ESOP Term Loan (the "ESOP Loan").

     On January 31, 1997, the Company acquired (the "AFB Acquisition") the acrylic fibers business (the "AFB") of Cytec Industries Inc. ("Cytec") (see Note
8). In connection with the AFB Acquisition, Chemicals entered into a credit agreement (the "Fibers Credit Agreement") with Chase, as agent bank for a syndicate of lenders. Funding under the Fibers Credit Agreement occurred January 31, 1997, upon consummation of the AFB Acquisition. The Fibers Credit Agreement provided for a term loan facility consisting of a $31 million Tranche A term loan due June 30, 2003 and a $50 million Tranche B term loan due September 30, 2004 (the "Fibers Term Loans").

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

     The proceeds of the 11 1/4% Notes Offering were used to prepay outstanding indebtedness under the Original Term Loans. In connection with such prepayments, Chemicals and the requisite lenders under the Original Credit Agreement and the Fibers Credit Agreement effected amendments to such agreements (the "Amendments"). Among other things, the Amendments: (i) permitted and provided for the issuance of the 11 1/4% Notes, (ii) adjusted the method of the application of voluntary prepayments to allow the proceeds of the 11 1/4% Notes Offering to be applied in a manner that significantly reduced required principal payments, particularly over the next three years, (iii) amended certain financial covenants to make them somewhat less restrictive, (iv) increased the commitment under the Revolver by $25 million to $125 million, and (v) included a new financial covenant with respect to the maintenance of a specified Senior Debt Leverage Ratio (as defined in the Amendments). Unamortized debt issue costs related to the Original Term Loans of approximately $6.0 million pre-tax, $3.9 million after-tax, were expensed in April 1997, and recorded as an extraordinary loss from early extinguishment of debt.

     In connection with the acquisition of substantially all of the assets of Saskatoon Chemicals Ltd., a subsidiary of Weyerhauser Canada Ltd., the Company consolidated and combined the Original Credit Agreement and the Fibers Credit Agreement (as consolidated, the "Credit Agreement"), as well as the Original Term Loans and the Fibers Term Loans (as consolidated, the "Term Loans").

     The Term Loans, the ESOP Loan, and the Revolver borrowings bear interest, at Chemicals' option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin ranging from 0.5% to 3.5% depending upon the Company's Leverage Ratio (as defined in the Credit Agreement). The "Base Rate" is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1% (as such terms are defined in the Credit Agreement). At September 30, 1998, the interest rates in effect for the Tranche A term loan, the Tranche B term loan, and the ESOP Loan were 7.8%, 8.3%, and 7.8%, respectively. The Credit Agreement also requires Chemicals to pay a commitment fee in the amounts of 3/8% or 1/2% of the unused commitment under the Revolver depending on the Company's Leverage Ratio.

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

     The Credit Agreement contains numerous financial and operating covenants, including, but not limited to, restrictions on Chemicals' ability to incur indebtedness (including future borrowings under the Revolver), pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. The Credit Agreement also requires Chemicals to satisfy certain financial covenants and tests. In addition, the Credit Agreement includes various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder.

     During April and December 1998, the Company obtained certain amendments to the financial covenants in the Credit Agreement. At no time was the Company not in compliance with the covenants. The Company requested the amendments based on its revised financial projections, and the amendments made the financial covenants less restrictive through December 31, 1999. Under certain circumstances, the amendments require the Company to raise up to $15 million in additional stockholders' equity. As discussed in Note 12, the Company has made provisions for such equity.

     On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd. ("Saskatoon Chemicals"), a subsidiary of Weyerhauser Canada Ltd. (the "Saskatoon Acquisition"). In connection with the Saskatoon Acquisition, Sterling Sask entered into a credit agreement (the "Saskatoon Credit Agreement") with The Chase Manhattan Bank of Canada, individually and as administrative agent. Funding under the Saskatoon Credit Agreement occurred July 10, 1997, upon consummation of the Saskatoon Acquisition. The Saskatoon Credit Agreement provides for a revolving credit facility of Cdn. $8.0 million (the "Saskatoon Revolver"), and a term loan facility consisting of Cdn. $21.2 million Tranche A term loan due June 30, 2003, and $36.4 million Tranche B term loan due June 30, 2005 (the "Saskatoon Term Loans"). Advances under the Saskatoon Revolver are subject to a borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At September 30, 1998, the borrowing base did not limit such available credit and there were no borrowings outstanding under the Saskatoon Revolver. Sterling Sasks' obligations under the Saskatoon Credit Agreement are secured by substantially all of the assets of Sterling Sask. The Saskatoon Credit Agreement requires Sterling Sask to satisfy certain financial covenants and tests. In addition, the Saskatoon Credit Agreement requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Saskatoon Term Loans. A mandatory prepayment of Cdn. $5.3 million will be required in fiscal 1999.

     The Sterling Sask Tranche A term loan and the Saskatoon Revolver borrowings bear interest, at the Company's option, at an annual rate of either the Bankers Acceptance Rate or the Base Rate plus an Applicable Margin ranging from 1% to 2.5% depending upon the Company's Leverage Ratio (as defined in the Saskatoon Credit Agreement). The Tranche B term loan bears interest, at the Company's option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin ranging from 0% to 2.5% depending upon the Company's Leverage Ratio (as defined in the Saskatoon Credit Agreement). The "Base Rate" for the Tranche A term loan and the Saskatoon Revolver is equal to the greater of the Prime Rate for Canadian Dollar commercial loans made in Canada, as announced from time to time by the agent bank, or the rate for Canadian Dollar Bankers Acceptances accepted by the agent with a term to maturity of 30 days plus 1% (as such terms are defined in the Saskatoon Credit Agreement). The "Base Rate" for the Tranche B term loan is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1% (as such terms are defined in the Saskatoon Credit Agreement). At September 30, 1998, the interest rates in effect for the Tranche A and Tranche B term loans were 8.12% and 8.4%, respectively. The Saskatoon Credit Agreement also requires Sterling Sask to pay a commitment fee in the amount of 1/2% of the unused commitment under the Saskatoon Revolver.

     At September 30, 1998, Chemicals had indebtedness of $274.0 million under the Term Loans, $49.6 million under the Saskatoon Term Loans, and $3.3 million under the ESOP Loan. The Revolver has a total commitment of $125 million. The Revolver matures at March 31, 2003. As of September 30, 1998, the Company had no amounts drawn and approximately $2.7 million in letters of credit outstanding under the Revolver. Available credit under the Revolver for loans and letters of credit is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At September 30, 1998, the borrowing base limited the total credit available under the Revolver to a maximum of $120.9 million. Accordingly and after giving effect to the $2.7 million of outstanding letters of credit, as of September 30, 1998, the unused credit available under the Revolver was $118.2 million, up from $113 million at September 30, 1997. Availability of credit under the Revolver is subject to Chemicals being in compliance with numerous financial and operational covenants contained in the Credit Agreement. At September 30, 1998, Chemicals was in compliance with such covenants. The failure of Chemicals to comply with these covenants would permit the lenders to accelerate the maturity of the indebtedness under the Credit Agreement and exercise other remedies, in each case without the approval of Chemicals. In addition, based on the

Company's results of operations for the four quarters ended September 30, 1998, these covenants operate to limit the amount of additional debt (including amounts available under the Revolver) that may be incurred by the Company.

DISCOUNT NOTES AND SUBORDINATED NOTES

     As part of the 1996 Recapitalization, Chemicals also issued the 11 3/4% Notes and Holdings issued $191.8 million ($100 million initial proceeds) representing 191,751 Units, with each Unit consisting of one 13 1/2% Note and one warrant to purchase three shares of Holdings Common Stock for $.01 per share.

     The 11 3/4% Notes bear interest at the annual rate of 11 3/4%, payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997. The 13 1/2% Notes will accrete interest until August 15, 2001, with no interest payable in cash until February 15, 2002, at an annual rate of 13 1/2%, compounded semi-annually. Commencing in 2002, interest will be payable semi-annually on February 15 and August 15 of each year until maturity.

     Except as otherwise provided below, the 11 3/4% Notes may not be redeemed by Chemicals prior to August 15, 2001. From that date through August 15, 2004, the 11 3/4% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 105.875% and 101.958%. Subsequent to August 15, 2004, Chemicals may redeem the 11 3/4% Notes at their face value plus accrued and unpaid interest. Prior to August 15, 1999, Chemicals may redeem in the aggregate up to 35% of the original principal amount of the 11 3/4% Notes with the proceeds of one or more public equity offerings, as defined. Such redemptions may be made at a redemption price of 111.75% of the face value plus accrued and unpaid interest to the redemption date. After such redemption, at least $178.8 million aggregate principal amount of the 11 3/4% Notes must remain outstanding.

     Except as otherwise provided below, the 13 1/2% Notes may not be redeemed by Holdings prior to August 15, 2001. From that date through August 15, 2006, the 13 1/2% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 106.75% and 101.35%. Subsequent to August 15, 2006, the Company may redeem the 13 1/2% Notes at their principal amount plus accrued interest. Prior to August 15, 1999, Holdings may redeem in the aggregate up to 35% of the Accreted Value (as defined in the Indenture) of the 13 1/2% Notes with the proceeds of one or more public equity offerings, as defined. Such redemptions may be made at a redemption price of 113.5% of the Accreted Value plus accrued and unpaid interest to the redemption date. After such redemption, at least $124.6 million aggregate principal amount of the 13 1/2% Notes must remain outstanding.

     The 11 1/4% Notes bear interest at the annual rate of 11 1/4%, payable semi-annually on April 1 and October 1 of each year commencing October 1, 1997. Except as otherwise provided below, the 11 1/4% Notes may not be redeemed by Chemicals prior to April 1, 2002. From that date through April 1, 2005, the 11 1/4% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 105.625% and 101.875%. Subsequent to April 1, 2005, Chemicals may redeem the 11 1/4% Notes at their face value plus accrued and unpaid interest. Prior to April 1, 2000, Chemicals may redeem in the aggregate up to 35% of the original principal amount of the 11 1/4% Notes with the proceeds of one or more public equity offerings, as defined. Such redemptions may be made at a redemption price of 111.25% of the face value plus accrued and unpaid interest to the redemption date. After such redemption, at least $97.5 million aggregate principal amount of the 11 1/4% Notes must remain outstanding.

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

     The Saskatoon Credit Agreement contains provisions, which restrict the payment of advances, loans and dividends from Sterling Sask to Chemicals. The most restrictive of the covenants limits such payments during fiscal 1999 to approximately $0.5 million, plus any amounts due to Chemicals or Holdings from Sterling Sask under the intercompany tax sharing agreement.

     The Credit Agreement and the indenture for the 11 1/4% Notes and the 11 3/4% Notes contain provisions which restrict the payment of advances, loans, and dividends from Chemicals to Holdings. The most restrictive of the covenants limits such payments during fiscal 1999 to approximately $2.0 million, plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement.

DEBT MATURITIES

     The estimated remaining principal payments on the outstanding Term Loans, Saskatoon Term Loans, Revolver, and ESOP Loan are as follows:

YEAR  ENDING                                                             PRINCIPAL
SEPTEMBER 30,                                                            PAYMENTS
                                                                       (Dollars in
                                                                        Thousands)
1999  ...............................................................   $  8,909
2000  ...............................................................     15,140
2001  ...............................................................     26,600
2002  ...............................................................     34,477
2003  ...............................................................     88,420
Thereafter ..........................................................    153,256
                                                                        --------
Total Term Loans, Saskatoon Term Loans, Revolver and ESOP Loan ......   $326,802
                                                                        ========

5. INCOME TAXES

     A reconciliation of federal statutory income taxes to the Company's effective tax provision (benefit) before extraordinary item follows:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                        1998        1997        1996
                                                                      --------    --------    --------
                                                                            (Dollars in Thousands)
Provision (benefit) for federal income tax at the statutory rate ..   $(26,968)   $(11,001)   $ 17,641
Foreign sales corporation .........................................         --          --        (700)
State and foreign income taxes ....................................      1,422       3,782       1,529
Other .............................................................         --         (77)     (1,572)
                                                                      --------    --------    --------
Effective tax provision (benefit) .................................   $(25,546)   $ (7,296)   $ 16,898
                                                                      ========    ========    ========

The provision (benefit) for income taxes is composed of the following:

                                                  YEAR ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                1998        1997         1996
                                              --------     -------     --------
                                                    (Dollars in Thousands)
From operations:
     Current federal .....................    $ (5,900)    $(6,131)    $ 12,084
     Deferred federal ....................     (21,854)     (9,211)      (3,249)
     Deferred foreign ....................       2,132       6,104        7,421
     Current state .......................          76       1,942          642
     Deferred state ......................          --          --           --
                                              --------     -------     --------
Total tax provision (benefit) ............    $(25,546)    $(7,296)    $ 16,898
                                              ========     =======     ========

     The components of the Company's deferred income tax assets and liabilities are summarized below:

                                                               YEAR ENDED SEPTEMBER 30,
                                                               -----------------------
                                                                  1998         1997
                                                               ----------   ----------
                                                               (Dollars in Thousands)
Deferred tax assets:
Accrued liabilities ........................................   $   23,177   $    6,461
Accrued postretirement cost ................................       10,010       12,350
Tax loss and credit carryforward ...........................       24,783       12,723
Foreign dividends ..........................................       15,490       11,764
Other ......................................................        2,490        1,166
                                                               ----------   ----------
Total deferred tax assets ..................................       75,950       44,464
                                                               ----------   ----------

Less:  current deferred income tax assets ..................        5,140       10,005
                                                               ----------   ----------
Noncurrent deferred tax assets .............................   $   70,810   $   34,459
                                                               ==========   ==========

Deferred tax liabilities:
Property, plant and equipment ..............................   $   78,113   $   67,996
Accrued pension cost .......................................        2,211        1,665
Other ......................................................        1,609          836
                                                               ----------   ----------
Total deferred tax liabilities .............................       81,933       70,497
                                                               ----------   ----------
Net deferred tax liability .................................   $   11,123   $   36,038
                                                               ==========   ==========

     In fiscal 1998, the Company generated approximately $65 million in United States net operating losses, of which $18 million will be carried back and utilized in a prior fiscal year and $47 million will be carried forward and if not utilized in future years, will expire in fiscal 2013. The Company also has approximately Cdn. $12.9 million in Canadian tax credit carryforwards which will expire from 1999 through 2004.

6.  EMPLOYEE BENEFITS

     The Company has established the following benefit plans:

RETIREMENT BENEFIT PLANS

     The Company has non-contributory pension plans in the United States and employer and employee contributory plans in Canada which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. For those Company employees who were employed by the Company as of September 30, 1986, and were previously employed by Monsanto, the Company recognizes their Monsanto pension years of service for purposes of determining benefits under the Company's plans. For those Company employees who were employed by the Company on August 21, 1992, and were previously employed by Tenneco Inc., the Company recognizes their Tenneco Inc. pension years of service for purposes of determining benefits under the Company's plans. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities.

     For those Company employees as of January 31, 1997, who: (i) were previously employed by Cytec and (ii) elect to retire from the Company on or before January 31, 1999, the Company supplements the standard pension payable such that the employee's total combined pension from the Company and from the Cytec Nonbargaining Employees' Retirement Plan equals the amount the employee would have received had he or she remained an employee of Cytec until retirement. The estimated liability for such supplements as of September 30, 1998 and 1997 is immaterial.

     In accordance with generally accepted accounting principles, the Company has recorded its additional minimum liability. In recognizing the additional pension liability at September 30, 1998 and 1997, the Company recorded a net reduction to stockholders' equity of $121,000 and $31,000, respectively.

     The components of pension expense for the years ended September 30, 1998, 1997, and 1996 were as follows:

                                                           1998         1997         1996
                                                         ---------    ---------    ---------
                                                                (Dollars in Thousands)
Service cost (for benefits earned during the period) .   $   5,093    $   4,857    $   3,664
Interest cost on projected benefit obligation ........       6,153        5,941        5,044
Actual return on plan assets and contributions .......         (75)     (16,116)      (6,001)
Deferral of asset gain (loss) ........................      (7,336)      10,107        1,050
Net amortization of unrecognized amounts .............         906          831          926
                                                         ---------    ---------    ---------
Pension expense ......................................   $   4,741    $   5,620    $   4,683
                                                         =========    =========    =========

     Assumptions used in determining the projected benefit obligation and pension cost for the periods were as follows:

                                                                                           FISCAL YEAR
                                                                           ---------------------------------------------
                                                                              1998             1997            1996
                                                                           ------------     ------------    ------------
Discount rates.........................................................        7.0%             7.75%           7.75%
Rates of increase in salary compensation level.........................        4.75%            5.25%           5.5%
Expected long-term rate of return on assets............................        8.0%             8.5%            9.0%

     The funded status of the Company's pension plans as of the actuarial valuation dates of August 31, 1998 and 1997 were as follows:

                                                                     1998                            1997
                                                         ----------------------------    ----------------------------
                                                            ASSETS        ACCUMULATED      ASSETS         ACCUMULATED
                                                            EXCEED         BENEFITS        EXCEED           BENEFITS
                                                          ACCUMULATED       EXCEED       ACCUMULATED         EXCEED
                                                            BENEFITS        ASSETS         BENEFITS          ASSETS
                                                         ------------    ------------    ------------    ------------
                                                                             (Dollars in Thousands)
Actuarial present value of benefits based on service
   to date and present pay levels:
Vested benefit obligation ............................   $     70,634    $      2,258    $     62,396    $        771
Non-vested benefit obligation ........................          3,750              95           1,685               5
Accumulated benefit obligation .......................         74,384           2,353          64,081             776
Plan assets at fair value ............................         85,073           1,115          84,598              --
Plan assets in excess of (less than) accumulated
   benefit obligation ................................         10,689          (1,238)         20,517            (776)
Additional amounts related to projected salary
   increases .........................................         19,419           2,648          18,017              98
Plan assets more (less) than total projected benefit
   obligation ........................................         (8,730)         (1,410)          2,500            (874)
Unrecognized net (gain) loss resulting from plan
   experience and changes in actuarial assumptions ...          7,880             266          (6,913)             40
Unrecognized prior service cost ......................          5,689             177           6,370               3
Unrecognized transition obligation ...................          1,734               4           2,110               5
                                                         ------------    ------------    ------------    ------------
Total prepaid (accrued) pension obligation ...........   $      6,573    $       (963)   $      4,067    $       (826)
                                                         ============    ============    ============    ============

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides certain health care benefits and life insurance benefits for retired employees. Substantially all of the Company's employees become eligible for these benefits at normal retirement age. The Company accrues the cost of these benefits during the period in which the employee renders the necessary service.

     Health care benefits are provided to employees who retire from the Company with ten or more years of service except for Canadian employees covered by collective bargaining agreements. All of the Company's employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. For United States employees, postretirement medical plan deductibles are assumed to increase at the rate of the long-term consumer price index. The components of postretirement benefits cost other than pensions for the years ended September 30, 1998, 1997, and 1996 were as follows:

                                                            1998         1997         1996
                                                         ----------   ----------   ----------
                                                                (Dollars in Thousands)
Service cost (for benefits earned during the period) .   $    1,466   $    1,343   $    1,155
Interest cost on projected benefit obligation ........        2,818        2,494        1,985
Amortization of plan amendments ......................           26           29          243
                                                         ----------   ----------   ----------
                                                         $    4,310   $    3,866   $    3,383
                                                         ==========   ==========   ==========

     Actuarial assumptions used to determine costs and benefit obligations for postretirement benefit plans other than pensions include an average discount rate of 7.5% and an average rate of future increases in benefit compensation of 5.5%. The average assumed composite rate of future increases in per capita cost of health care benefits (health care cost trend rate) was 8.8% for fiscal 1998, exclusive of demographic changes, decreasing gradually to 5.5% by the year 2027. These trend rates reflect current cost performance and the Company's expectation that future rates will decline. Increasing the health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation by $1.7 million and would increase annual aggregate service and interest costs by $226,000.

     The following sets forth the plans funded status reconciled with amounts reported in the Company's consolidated balance sheet at September 30, 1998 and 1997.

Accumulated postretirement benefit obligation (APBO):

                                                          1998          1997
                                                       ----------    ----------
                                                        (Dollars in Thousands)
Retirees ...........................................   $   13,530    $   10,723
Fully eligible active plan participants ............       11,865        11,421
Other active plan participants .....................       17,736        16,473
                                                       ----------    ----------
     Total APBO ....................................       43,131        38,617
Plan assets at fair value ..........................           --            --
Unrecognized loss ..................................       (5,303)       (4,975)
Unrecognized prior service cost ....................         (165)         (194)
                                                       ----------    ----------
Accrued postretirement benefit liability ...........   $   37,663    $   33,448
                                                       ==========    ==========

EMPLOYEE STOCK PURCHASE PLAN

     In fiscal 1996, the Company established the 1996 Employee Stock Purchase Plan. This plan authorized up to 250,000 shares of common stock to be issued to key employees and management at an issue price of $12 per share. This plan became effective as of September 19, 1996, and terminated on September 30, 1996. All authorized shares were issued by the end of fiscal 1996.

EMPLOYEE STOCK OWNERSHIP TRUST

     The original Employee Stock Ownership Trust (the "old ESOT") was formed to invest primarily in the Company's common stock and included only participants contributing to the Company's Savings and Investment Plan (the "Savings Plan"). The Company's contribution to the old ESOT was 60% of the participant's Savings Plan contributions to the extent that such participant's contributions did not exceed 7.5% of the employee's eligible earnings. The Company's contributions were subject to a 20% per year vesting schedule commencing after one year of service. The Company's contributions to the old ESOT for the year ended September 30, 1996 was $1.7 million.

     An application for determination was filed with the Internal Revenue Service terminating the old ESOT and assets were distributed to participants during fiscal 1997.

     In connection with the Merger, a new Employee Stock Ownership Trust (the "new ESOT") was established which covers substantially all United States employees. Allocations of shares of common stock will be made annually to participants. The new ESOT primarily invests in shares of Holdings Common Stock and borrowed $6.5 million from Chemicals pursuant to the ESOP Loan to purchase approximately 542,000 shares of Holdings Common Stock. As more fully described in Note 4, the ESOP Loan is payable in 16 quarterly installments during the period beginning December 31, 1996, and ending September 30, 2000. The shares of Holdings Common Stock purchased by the new ESOT have been pledged as security for the ESOP Loan and such shares will be released and allocated to the new ESOT participants' account as the ESOP Loan is discharged. Until the ESOP Loan is paid in full, contributions to the new ESOT will be used to pay the outstanding principal and interest on the ESOP Loan. In addition, during fiscal 1998 and 1997, the new ESOT purchased 14,000 and 99,000, respectively, shares of Holdings Common Stock. In fiscal 1998 and 1997, 172,000 and 49,000, respectively, new ESOT shares had been allocated to employees. The Company recorded $1.4 million and $1.6 million of expense related to the new ESOT in fiscal 1998 and 1997, respectively.

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

     Under the Company's previous profit sharing plans, expense for the year ended September 30, 1996, was $2.8 million. No expenses for profit sharing or bonuses were incurred in fiscal 1998 and 1997.

OMNIBUS STOCK AND INCENTIVE PLAN

     Prior to the Merger, the Company had an Omnibus Stock and Incentive Plan (the "Original Omnibus Plan"), under which the Company could grant to key employees incentive and nonincentive stock options, SARs, restricted stock, performance units, and performance shares. The terms and amounts of all awards were determined by the Compensation Committee of the Board of Directors. Upon a change of control of the Company, all awards granted under the plan were to become fully vested and all performance based awards were to be paid at the higher of performance goals or actual performance to date.

     In fiscal 1993, the Company granted SARs to certain key employees and directors. Total expense (benefit) was determined based on 3.6 million SARs granted, the vesting period (five years beginning September 1992) and the appreciation of the Company's stock price above the fair market value of the Company's common stock on the date of grant of the SARs. In October 1994, the Company amended the SAR program by modifying the vesting periods and limiting the amount of appreciation for each SAR during each vesting period, thereby limiting the Company's aggregate future expenses. The Company recorded expense for the year ended September 30, 1996 of $8.5 million and paid $13.8 million in August 1996, pursuant to the SARs, as amended. The expense for the SARs is included in selling, general, and administrative expenses in the Company's income statement.

     All existing stock options and the Original Omnibus Plan were terminated in connection with the Merger.

OMNIBUS STOCK AWARDS AND INCENTIVE PLAN

     In April 1997, the Board of Directors approved the establishment of the Omnibus Stock Awards and Incentive Plan (as amended, the "Omnibus Plan"). Under the Omnibus Plan, the Company may grant to key employees incentive and nonqualified stock options, SARs, restricted stock awards, performance awards, and phantom stock awards. One million shares of the Company's stock are reserved for issuance under the Omnibus Plan. The terms and amounts of the awards (including vesting schedule) are determined by the Compensation Committee of the Board of Directors. Substantially all of the outstanding stock options become exercisable (vest) in equal annual installments beginning a year from date of grant and ending in fiscal 2002. In the event of a change of control of the Company or a qualified public offering of Holdings Common Stock, all awards will immediately vest and become exercisable.

     During fiscal 1998, the Company issued 23,000 restricted stock awards to certain employees. The restricted stock awards vest 25% immediately and 25% per year over the next three years.

NONQUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

     Also in April 1997, the Board of Directors approved the establishment of the Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Plan"). Each non-employee director of the Company is eligible to participate in the Nonqualified Plan. Each eligible director on the date of adoption of the Nonqualified Plan was granted an option to acquire 2,000 shares of Holdings Common Stock (4,000 shares for the Vice-Chairman), and each eligible director who is serving on the Board of Directors on each subsequent October 1st is automatically granted an option to acquire 1,000 shares of Holdings Common Stock (2,000 shares for the Vice-Chairman). All options expire ten years from date of grant. All options are granted at the fair market value on the date of grant (as determined by the Board of Directors) which vest and are exercisable immediately. A total of 160,000 shares of Holdings Common Stock are reserved for issuance under the Nonqualified Plan.

OUTSTANDING STOCK OPTIONS

     A summary of the status of the Company's outstanding stock options as of September 30, 1998 and 1997, and changes during the years then ended is presented below:

                                                  1998                           1997
                                    -------------------------------  ------------------------------
                                                        WEIGHTED-                      WEIGHTED-
                                        SHARES          AVERAGE          SHARES         AVERAGE
                                    (IN THOUSANDS)   EXERCISE PRICE  (IN THOUSANDS)  EXERCISE PRICE
                                    ---------------  --------------  --------------  --------------
Outstanding at beginning of year              241      $    12.00             --              --
Granted                                       489      $    11.62            274      $    12.00
Exercised                                      --                             --              --
Forfeited                                     (38)     $    11.94            (33)     $    12.00
                                       ----------      ----------     ----------      ----------
Outstanding at end of year                    692      $    11.74            241      $    12.00
                                       ==========      ==========     ==========      ==========
Options exercisable at end of year             86                             14
                                       ==========                     ==========

     The range of exercise prices for options outstanding at September 30, 1998, was $9.50 - $12.00, with all exercisable options having an exercise price of $12.00.

     In addition, during fiscal 1998, the Company granted certain employees rights to purchase an aggregate of 230,000 shares of Common Stock, at then current market prices. These rights expired without being exercised.

     In the first quarter of fiscal 1998, the Company elected to continue to apply the intrinsic value method of accounting for stock-based compensation and increase its footnote disclosure, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation."

     All stock options are granted at or above fair market value of the Holdings Common Stock at the grant date. The weighted average fair value of the stock options granted during fiscal 1998 and 1997 was $1.9 million and $0.5 million, respectively. The fair value of each such stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in fiscal 1998: risk free interest rate of 4.4%; expected dividend yield of 0.0%; expected life of ten years; and expected volatility of 29%. Stock options generally expire ten years from the date of grant and fully vest after five years. The outstanding stock options at September 30, 1998, have a weighted average contractual life of approximately 9 years.

     In accordance with the intrinsic value method of stock-based compensation, no compensation costs have been recognized for stock option awards described above. Had compensation cost for all option issuances been determined consistent with SFAS No. 123, it would not have had a material impact on the Company's pro forma net loss and loss per share for fiscal 1998.

     On December 14, 1998, the Company issued to all of its employees who held stock options on that date new options with an exercise price of $6.00 per share. The new options were issued in exchange for and cancellation of stock options previously issued to those employees for the same number of shares, and with the same vesting schedules, as the new stock options.

7. COMMITMENTS AND CONTINGENCIES

PRODUCT CONTRACTS

     The Company has certain long-term agreements, which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, TBA, sodium cyanide, and calcium hypochlorite each to one customer. The Company also has various sales and conversion agreements, which dedicate significant portions of the Company's production of styrene, acrylonitrile, and methanol to various customers. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

LEASE COMMITMENTS

     The Company has entered into various long-term noncancellable operating leases. Future minimum lease commitments at September 30, 1998, are as follows: fiscal 1999 -- $4.9 million; fiscal 2000 -- $4.2 million; fiscal 2001 -- $4.0 million; fiscal 2002 -- $3.9 million; fiscal 2003 -- $3.3 million; and $8.1 million thereafter.

ENVIRONMENTAL AND SAFETY MATTERS

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws and regulations. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental laws or permit requirements are implemented. Changing and increasingly strict environmental laws, regulations, and permit requirements can affect the manufacture, handling, processing, distribution, and use of the Company's chemical products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in the law, regulations, and permit requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

     While the Company believes that its business operations and facilities generally are operated in compliance with all material aspects of applicable environmental and health and safety laws, regulations, and disclosure requirements, there can be no assurance that past practices and future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees and the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Company's facilities could result in liabilities to the Company substantially in excess of its insurance coverages.

     The Company's operating expenditures for environmental matters, mostly waste management and compliance, were approximately $52 million, $50 million, and $47 million for fiscal 1998, 1997, and 1996, respectively. The Company also spent approximately $2 million and $3 million for environmentally related capital projects in fiscal 1998 and 1997 respectively.

     Any significant ban on all chlorine containing compounds could have a materially adverse effect on the Company's financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is one of the Company's pulp chemical products. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, the Company would seek to sell the products it manufactures at its British

Columbia facility to customers in other markets. The Company is not aware of any other laws or regulations in place in North America, which would restrict the use of such products for other purposes.

LEGAL PROCEEDINGS

     Ammonia Release

     On May 8, 1994, an ammonia release occurred at the Texas City Plant while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. Approximately 52 lawsuits and interventions involving approximately 6,000 plaintiffs were filed against the Company seeking an unspecified amount of money for alleged damages from the ammonia release.

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

     Approximately 5,500 of the claims in litigation have now been resolved or are pending final resolution and the Company continues to vigorously defend against the claims of the approximately 500 remaining plaintiffs.

     Nickel Carbonyl Release

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

      Prior to its incineration, several Company employees and contractor employees may have been exposed to nickel carbonyl in the methanol unit. Sixteen contractor employees allegedly exposed to nickel carbonyl are plaintiffs in a lawsuit against the Company seeking unspecified damages for personal injuries. Additional claims and litigation against the Company relating to this incident may ensue.

     Ethylbenzene Release

     On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at the Texas City Plant. The released chemicals included ethylbenzene, benzene, polyethylbenzene, and hydrochloric acid. The Company does not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities. There is no lawsuit pending against the Company based on this release, but the Company has received, and in some instances resolved, claims from individuals for alleged damage from this incident.

     Other Claims

     The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

LITIGATION CONTINGENCY

     The Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur liability. These estimates are based on the Company's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company. The Company, therefore, has also made estimates of its probable recoveries under insurance policies or from third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors, and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing, as of September 30, 1998, the Company has accrued approximately $8.3 million as its estimate of aggregate contingent liability for these matters and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $6.6 million. At September 30, 1998, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $9 million. The Company believes that this additional reasonably possible loss is substantially covered by insurance.

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

8.  BUSINESS ACQUISITIONS

     On January 31, 1997, the Company acquired the AFB from Cytec. The AFB, now owned by two wholly owned subsidiaries of the Company (collectively "Sterling Fibers"), recorded sales of approximately $92 million during the eight months of operations in fiscal 1997 and consists of an acrylic fibers plant located near Pensacola, Florida, and several associated marketing and research offices. Sterling Fibers is one of two acrylic fibers manufacturers in the United States. Cytec supplies acrylonitrile to Sterling Fibers through a five-year supply agreement ending in 2002. The acquisition was financed through the incurence of $81 million of term debt under the Fibers Credit Agreement with substantially the same lenders as those under the Original Credit Agreement, the issuance of $10 million (liquidation value) of Series A "pay in kind" mandatory redeemable preferred stock ("Series A Preferred") to Cytec, and the sale of $10 million of Holdings Common Stock in a private placement. The Company used the purchase method to account for the acquisition, and operating results of Sterling Fibers beginning February 1, 1997, are included with those of the Company.

     On July 10, 1997, Sterling Sask acquired substantially all of the assets of Saskatoon Chemicals. The acquired assets include a manufacturing plant near Saskatoon, Saskatchewan, which manufactures sodium chlorate, caustic soda, calcium hypochlorite, chlorine, and hydrochloric acid. Total consideration of $69.2 million was financed with: (i) approximately $54.6 million under a new credit facility established by Sterling Sask with a group of lenders, (ii) approximately $7.3 million pursuant to a private placement of Holdings Common Stock, and (iii) approximately $7.3 million pursuant to a private placement of Units, each Unit consisting of shares of Holdings' Series B "pay in kind" mandatory Cumulative Redeemable Preferred Stock ("Series B Preferred") and warrants to purchase shares of Holdings Common Stock. The Saskatoon Acquisition was accounted for under the purchase method and operating results of Sterling Sask beginning July 10, 1997, are included with those of the Company.

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

                                                                Pro Forma          Pro Forma
                                                              Twelve Months      Twelve Months
                                                                  Ended              Ended
                                                              September 30,      September 30,
                                                                   1997               1996
                                                              ---------------    ---------------
Revenues.................................................     $    988,000       $    975,600
Income (loss) before extraordinary items.................     $   (27,300)       $     39,400
Net income (loss) attributable to common stockholders....     $   (34,200)       $     34,400
Net income (loss) per common share.......................     $     (2.85)       $       0.66

9. SEGMENT AND GEOGRAPHIC INFORMATION:

     Sales to individual customers constituting 10% or more of total revenues and sales by segment were as follows (there were no sales to individual customers constituting 10% or more of total revenues in fiscal 1997 and 1996):

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                           ---------------------------------------------
                                                                              1998             1997            1996
                                                                           ------------     ------------    ------------
                                                                                      (Dollars in Thousands)
Major Customers:
British Petroleum plc and subsidiaries                                     $   100,610             *               *
Export Sales:
    Export revenues                                                        $   233,165      $   274,139     $   267,153
    Percentage of total revenues                                                    28%              30%             34%
Export revenues (as a percent of total exports) by geographical area:
    Asia                                                                            65%              56%             66%
    Europe                                                                          16%              41%             34%
    Other                                                                           19%               3%             --

* DOES NOT COMPRISE 10% OF TOTAL REVENUE FOR 1997 AND 1996, THEREFORE NOT REPORTED.

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                           -------------------------------------------
                                                                              1998             1997            1996
                                                                           ----------       ----------      ----------
                                                                                      (Dollars in Thousands)
Segment Information (1)
Revenues:
    Petrochemical and Fibers                                               $  621,605       $  728,215      $  633,754
    Pulp                                                                      200,985          180,572         156,711
                                                                           ----------       ----------      ----------
Total                                                                      $  822,590       $  908,787      $  790,465
Operating income (loss):
    Petrochemical and Fibers                                               $  (3,442)       $   11,524      $   31,891
    Pulp                                                                       36,232           45,945          35,597
                                                                           ----------       ----------      ----------
Total                                                                      $   32,790       $   57,469      $   67,488
Depreciation and amortization expenses:
    Petrochemical and Fibers                                               $   31,894       $   32,762      $   28,125
    Pulp                                                                       24,069           21,250          14,577
                                                                           ----------       ----------      ----------
Total                                                                      $   55,963       $   54,012      $   42,702
Capital expenditures:
    Petrochemical and Fibers                                               $   16,768       $   22,664      $   50,033
    Pulp                                                                        9,854           20,764          45,924
                                                                           ----------       ----------      ----------
Total                                                                      $   26,622       $   43,428      $   95,957
Identifiable assets:
    Petrochemicals and Fibers                                              $  474,426       $  554,474      $  457,273
    Pulp                                                                      300,576          324,497         232,411
                                                                           ----------       ----------      ----------
Total                                                                      $  775,002       $  878,971      $  689,684

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

     The Company enters into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The Company does not engage in currency speculation. The Company had a notional amount of approximately $54 million and $20 million of forward foreign exchange contracts outstanding to buy Canadian dollars at September 30, 1998 and 1997, respectively. The deferred loss on these forward foreign exchange contracts at September 30, 1998 and 1997 was $4.7 million and $0.3 million, respectively.

GAS HEDGE

     The Company hedged a portion of its natural gas to be used in the production of styrene and methanol during fiscal 1998 and 1999. At September 30, 1998, the Company had primarily natural gas collar contracts on 900,000 MMbtu's of natural gas per month for October 1998 through March 1999 with an average "floor" price of $2.23 per MMbtu and an average "cap" price of $2.51 per MMbtu. The Company's hedging agreements are settled on a monthly basis. All of the Company's contracts specify the third-party index to be the inside FERC Houston Ship Channel First of the Month Index Price. The Company had a net loss of $1.0 million and $0.1 million due to natural gas hedging contracts in fiscal 1998 and 1997, respectively, and an unrealized gain of $0.2 million at September 30, 1998.

INTEREST RATE SWAPS

     The Company has entered into a declining balance interest rate swap contract to hedge a portion of its interest rate risk that expires in January 2002. At September 30, 1998, the Company had a contractual notional amount of $62.5 million outstanding with a fixed rate of 6.66% and a floating rate based on LIBOR. The Company's interest rate swap is settled on a quarterly basis, with the interest rate differential received or paid by the Company recognized as adjustments to interest expense.

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

     The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.

     Approximately 40% of the Company's employees are covered by union agreements. Approximately 27% of the Company's employees are covered by union agreements, which could expire within one year.

INVESTMENTS

     It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations such as certificates of deposit, repurchase agreements, or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1 and direct obligations of the United States Government or its agencies. In addition, not more than $5 million will be invested by the Company with any single bank, financial institution, or United States corporation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash, cash equivalents, and receivables approximate fair value as reported in the balance sheet due to the short maturities. The following table presents the carrying values and fair values of the Company's long-term debt at September 30, 1998.

                                         CARRYING VALUE      FAIR VALUE
                                         --------------     ------------
                                              (DOLLARS IN THOUSANDS)
Revolving credit facilities             $        --         $       --
Term loans                                  274,000            274,000
Saskatoon term loans                         49,552             49,552
ESOP term loans                               3,250              3,250
11 1/4% Notes                               152,816            126,645
11 3/4% Notes                               275,000            238,453
13 1/2% Notes                               127,907             88,838

     The fair values of the 13 1/2% Notes, 11 1/4% Notes, and 11 3/4% Notes are based on quoted market prices.

     At September 30, 1998, the outstanding natural gas hedging contracts had a fair value of approximately $0.2 million gain and the foreign exchange contracts had a fair value of $4.7 million loss. In addition, the interest rate swaps had a fair market value of $2.3 million loss, based on the Company's estimate of what it would have to pay to terminate the swap at September 30, 1998.

11. RELATED PARTY TRANSACTIONS

     In connection with the 1996 Recapitalization, the Company paid TSG and Unicorn one-time transaction fees of approximately $8.4 million and $4.4 million, respectively. T. Hunter Nelson and Frank J. Hevrdejs, members of the Board of Directors of the Company, are principals of TSG and Frank P. Diassi, Chairman of the Board of Directors of the Company, is a principal of Unicorn. In addition, the Company paid TSG a one-time transaction fee of approximately $1.1 million in connection with the AFB Acquisition, and a fee of approximately $0.7 million in connection with the Saskatoon Acquisition.

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

     Since October 1, 1991, the Company and certain affiliates of Koch Industries have had ongoing commercial relationships in the ordinary course of business, including, from time to time, supply of raw materials or sales of petrochemicals and transportation of natural gas. For the fiscal year ended September 30, 1998, 1997, and 1996 (i) product sales to and raw material purchases from Koch Chemical, an indirect wholly-owned subsidiary of Koch Industries, (ii) payments to John Zink Company, an indirect wholly-owned subsidiary of Koch Industries, in consideration for certain contracting and construction services performed at the Texas City Plant, and (iii) services for the transportation of natural gas by Koch Gateway Pipeline Company to the Santa Rosa Plant, each represented less than 5% of the Company's revenues.

     In connection with the Saskatoon Acquisition, the Company paid a fee to Clipper Capital Associates, Inc. ("Clipper") and Olympus Partners ("Olympus") of $0.1 million to act as placement agents for the Series B Preferred Stock. Robert Calhoun, a former director of the Company, is President of Clipper. Affiliates of Clipper and Olympus are significant stockholders of the Company.

     As of December 15, 1998, the Company entered into the Standby Purchase Agreements with, and issued warrants to, Frank P. Diassi, Frank J. Hevrdejs, and Koch Capital Services, Inc. as describe below in Footnote 12.

12. CAPITAL STOCK

     The authorized shares of Holdings Common Stock at September 30, 1998 and 1997 was 20,000,000.

     On January 31, 1997, the Company issued 778,232 additional shares of Holdings Common Stock in connection with the AFB Acquisition. In addition, on July 10, 1997, the Company issued 608,334 shares of Holdings Common Stock in connection with the Saskatoon Acquisition.

     In connection with the issuance of the 13 1/2% Notes (see Note 4), Holdings issued 191,751 warrants to purchase three shares of Holdings Common Stock for $0.01, exercisable beginning in August 1998 until August 2008. During fiscal 1998, 345,123 shares of Common Stock were issued as a result of 115,041 of these warrants being exercised. In connection with the Saskatoon Acquisition, Holdings also issued to holders of the Series B Preferred Stock warrants to purchase 201,048 shares of Holdings Common Stock for $0.01, exercisable beginning in July 1997 until December 2007. At September 30, 1998, warrants to purchase an aggregate of 431,178 shares Holdings Common Stock were outstanding.

     In December 1998, the Company entered into separate Standby Purchase Agreements (collectively, the "Purchase Agreements") with each of Gordon A. Cain, William A. McMinn, James Crane, Mr. Diassi, Mr. Hevrdejs and Koch

Capital (collectively, the "Purchasers"). Pursuant to the terms of the Purchase Agreements, the Purchasers committed to purchase up to 2.5 million shares of Common Stock, at a price of $6.00 per share, if, as and when requested by the Company at any time or from time to time prior to December 15, 2001. Under each of the Purchasers Agreements, the Company may only require the Purchasers to purchase such shares if it believes that such capital is necessary to maintain, reestablish, or enhance its borrowing ability under the Company's revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Purchasers to enter into the Purchase Agreements, the Company issued to them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. Pursuant to the Purchase Agreements, the Company agreed to issue to the Purchasers additional warrants to purchase up to 300,000 additional shares of Common Stock if, as and when they purchase shares of Common Stock under the Purchase Agreements. Any shares of Common Stock purchased under the Purchase Agreement and the warrants issued to the Purchasers as contemplated by the Purchase Agreements will be subject to the terms of the Amended and Restated Voting Agreement dated as of December 15, 1998, the Sterling Chemicals Holdings, Inc. Stockholders Agreement dated effective as of August 21, 1996, as amended, and the Tag-Along Agreement dated as of August 21, 1996, each of which is filed as an Exhibit to this Form 10-K.

13.  MANDATORY REDEEMABLE PREFERRED STOCK

     In connection with the AFB Acquisition, the Company authorized 350,000 shares and issued 104,110 shares of non-voting Series A Preferred Stock with a fair value and carrying value of $10.0 million. The Series A Preferred Stock has a cumulative dividend rate of 10%, payable in kind semi-annually on January 1 and July 1 of each year commencing July 1, 1997. The Company may redeem all or any number of shares of Series A Preferred Stock at any time with proper written notice at a price of $100 per share plus accrued dividends. The holders of Series A Preferred Stock may elect to have the Company redeem shares on any dividend payment date after June 30, 2009 with proper written notice at a price of $100 per share plus accrued dividends. The carrying value of the Series A Preferred Stock at September 30, 1998 and 1997, was $11.8 million and $10.7 million, respectively (liquidation value of $100 per share).

     In connection with the Saskatoon Acquisition, the Company authorized 58,000 shares and issued approximately 7,532 shares of non-voting Series B Preferred Stock with a fair value of $4.9 million. The Series B Preferred Stock has a 14% dividend rate through July 10, 2002, and thereafter a variable rate between 14% and 18% depending on payment terms (as defined) until redeemed. The dividend is payable in kind on January 1, April 1, July 1, and October 1 of each year commencing October 1, 1997. The Company may redeem all or any number of shares of Series B Preferred Stock at any time with proper written notice at a price of $1,000 per share plus a premium ranging from 5% to 1% depending on the date of redemption plus accrued dividends. The holders of Series B Preferred Stock may elect to have the Company redeem shares on any dividend payment date after June 30, 2009, with proper written notice at a price of $1,000 per share plus accrued dividends. The carrying value of the Series B Preferred Stock at September 30, 1998 and 1997, was $6.5 million and $5.1 million, respectively (liquidation value of $1,000 per share). The difference in the carrying value and the redemption amount will be accreted as a charge to retained earnings over the holding period using the effective interest rate method.

14.  NEW ACCOUNTING STANDARDS

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," establishes revisions to employers' disclosure about pension and other post retirement benefit plans. Management is currently evaluating the disclosures required when these three statements are adopted in the first quarter of fiscal 1999. Adoption of these three statements will have no effect on net income (loss).

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Management is currently evaluating the accounting impact and disclosures required when this statement is adopted in the first quarter of fiscal 2000.

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

2. INCOME TAXES

     A reconciliation of federal statutory income taxes to Chemicals' effective tax provision (benefit) before extraordinary item follows:

                                                                            YEAR ENDED SEPTEMBER 30,
                                                                           --------------------------      MAY 14, 1996
                                                                              1998            1997     TO SEPTEMBER 30, 1996
                                                                           ----------      ----------  ---------------------
                                                                                          (DOLLARS IN THOUSANDS)
Provision (benefit) for federal income tax at the statutory rate .....     $  (20,385)     $   (4,576)      $      195

Foreign sales corporation ............................................             --              --             (116)
State and foreign income taxes .......................................          1,422           3,782              115
Tax settlements and other ............................................             --          (1,354)             190
                                                                           ----------      ----------       ----------

Effective tax provision (benefit) ....................................        (18,963)         (2,148)      $      384
                                                                           ==========      ==========       ==========


The provision (benefit) for income taxes is composed of the following:

                                      YEAR ENDED SEPTEMBER 30,
                                     --------------------------      MAY 14, 1996
                                        1998            1997     TO SEPTEMBER 30, 1996
                                     ----------      ----------  ---------------------
                                               (DOLLARS IN THOUSANDS)
From operations:
Current federal ................     $   (5,900)     $   (5,959)     $   (1,001)
Deferred federal ...............        (15,271)         (4,235)          1,457
Deferred foreign ...............          2,132           6,104              90
Current state ..................             76           1,942            (162)
                                     ----------      ----------      ----------
Total tax provision (benefit) ..        (18,963)         (2,148)     $      384
                                     ==========      ==========      ==========

     The components of Chemicals' deferred income tax assets and liabilities are summarized below:

                                                                  SEPTEMBER 30,
                                                           -------------------------
                                                              1998           1997
                                                           ----------     ----------
                                                            (Dollars in Thousands)
Deferred tax assets:
Accrued liabilities ..................................     $   12,074     $    5,367
Accrued postretirement cost ..........................         10,010         12,350
Tax loss and credit carryforward and other ...........         24,783          7,209
Foreign dividends ....................................         15,490         11,764
Other ................................................          2,490          1,166
                                                           ----------     ----------
Total deferred tax assets ............................         64,847         37,856
                                                           ----------     ----------

Less:  current deferred income tax asset .............          5,140         10,005
                                                           ----------     ----------
Noncurrent deferred tax assets .......................     $   59,707     $   27,851
                                                           ==========     ==========

Deferred tax liabilities:
Property, plant and equipment ........................     $   78,113     $   67,996
Accrued pension cost .................................          2,211          1,665
Other ................................................          2,684            836
                                                           ----------     ----------
Total deferred tax liabilities .......................         83,008         70,497
                                                           ----------     ----------
Net deferred tax liability ...........................     $   23,301     $   42,646
                                                           ==========     ==========

     In fiscal 1998, Chemicals generated approximately $48 million in United States net operating losses, of which $18 million will be carried back and utilized in a prior fiscal year and $30 million will be carried forward and if not utilized in future years, will expire in fiscal 2013. Chemicals also has approximately Cdn. $12.9 million in Canadian tax credit carry forwards which will expire from 1999 through 2004.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have audited the consolidated balance sheets of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
December 4, 1998 (December 17, 1998 as to Notes 4, 11, and 12)
Houston, Texas

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder of Sterling Chemicals, Inc.

We have audited the consolidated balance sheets of Sterling Chemicals, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholder's equity (deficiency in assets) and cash flows for the years ended September 30, 1998 and 1997 and for the period from May 14, 1996 (date of incorporation) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Chemicals, Inc. and subsidiaries as of September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years ended September 30, 1998 and 1997 and for the period from May 14, 1996 (date of incorporation) to September 30, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
December 4, 1998 (December 17, 1998 as to Notes 4, 11, and 12)
Houston, Texas

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

     Deloitte & Touche LLP performed an independent audit of the Company's financial statements for fiscal years 1998, 1997, and 1996, for the purpose of determining that the statements are presented fairly and in accordance with generally accepted accounting principles. The independent auditors are appointed by the Board of Directors and meet regularly with the Audit and Compliance Committee of the Board. The Audit and Compliance Committee of the Board of Directors is composed solely of outside directors. The Audit and Compliance Committee meets periodically with the Company's senior officers and independent accountants to review the adequacy and reliability of the Company's accounting, financial reporting, and internal controls.




Peter W. De Leeuw
President and Chief Executive Officer



Paul G. Vanderhoven
Controller - Principal Accounting Officer


December 17, 1998

                        STERLING CHEMICALS HOLDINGS, INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FISCAL      FIRST         SECOND         THIRD          FOURTH
                                                 YEAR      QUARTER        QUARTER        QUARTER        QUARTER
                                                 ----     ---------      ---------      ---------      ---------
Revenues                                         1998     $ 230,236      $ 204,504      $ 205,414      $ 182,436
                                                 1997       186,926        239,763        239,244        242,854

Gross Profit                                     1998        22,497         14,388         25,604         27,690
                                                 1997        15,083         16,827         28,995         34,734

Loss before extraordinary items                  1998       (10,145)       (16,288)       (13,118)        (6,568)
                                                 1997        (7,198)        (7,811)        (5,453)        (3,674)

Net loss (1)                                     1998       (10,145)       (16,288)       (13,118)        (6,568)
                                                 1997        (7,198)        (7,811)        (9,377)        (3,674)

Per Share Data:
Loss before extraordinary item                   1998     $   (0.91)     $   (1.37)     $   (1.13)     $   (0.60)
                                                 1997         (0.68)         (0.72)         (0.48)         (0.35)

Net loss attributable to common stockholders     1998         (0.91)         (1.37)         (1.13)         (0.60)
                                                 1997         (0.68)         (0.72)         (0.84)         (0.35)

--------------------

(1) During the second and third quarters of fiscal 1998, the Company recorded $3.0 million and $3.0 million, respectively, related to voluntary severance programs offered by the Company at the Texas City Plant. During the third quarter of fiscal 1997, the Company recorded a $3.9 million after-tax ($6.0 million pre-tax) extraordinary item related to unamortized debt issue costs as a result of the partial prepayment of the Term Loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


ITEM 11. EXECUTIVE COMPENSATION

     The Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          1. Consolidated Financial Statements


                                                                                                              PAGE OF
                                                                                                             THIS 10-K
                                                                                                             ---------
              Sterling Chemicals Holdings, Inc. Consolidated Statements of Operations for the fiscal
                 years ended September 30, 1998, 1997, and 1996.............................................    37

              Sterling Chemicals Holdings, Inc. Consolidated Balance Sheets as of September 30, 1998
                 and 1997...................................................................................    38

              Sterling Chemicals Holdings, Inc. Consolidated Statements of Changes in Stockholders' Equity..
                 (Deficiency in Assets) for  the fiscal years ended September 30, 1998, 1997, and 1996......    39

              Sterling Chemicals Holdings, Inc. Consolidated Statements of Cash Flows for the fiscal
                 years ended September 30, 1998, 1997, and 1996.............................................    40

              Sterling Chemicals, Inc. Consolidated Statements of Operations for the period from May
                 14, 1996 to September 30, 1996 and the fiscal years ended September 30, 1998 and 1997......    41

              Sterling Chemicals, Inc. Consolidated Balance Sheets as of September 30, 1998 and 1997........    42

              Sterling Chemicals, Inc. Consolidated Statements of Changes in Stockholder's Equity
                 (Deficiency in Assets) for the period from May 14, 1996 to September 30, 1996 and the
                 fiscal years ended September 30, 1998 and 1997.............................................    43

              Sterling Chemicals, Inc. Consolidated Statements of Cash Flows for the period from May 14,
                 1996 to September 30, 1996 and the fiscal years ended September 30, 1998 and 1997..........    44

              Notes to Consolidated Financial Statements....................................................    45

              Reports of Independent Accountants............................................................    68

              Report of Management..........................................................................    70

          2. All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

          3. Exhibits

     The following exhibits are filed as part of this Form 10-K:

    EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------

      2.1     -     Amended and Restated Agreement and Plan of Merger between
                    STX Acquisition Corp. and Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the Company's Current Report on Form 8-K dated April 24, 1996, as amended by Form 8-K/A.

      3.1     -     Restated Certificate of Incorporation of Sterling Chemicals
                    Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

      3.2     -     Certificate of Incorporation of Sterling Chemicals, Inc., as
                    amended, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      3.3     -     Restated Bylaws of Sterling Chemicals Holdings, Inc.,
                    incorporated by reference from Exhibit 3.3 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1996.

      3.4     -     Bylaws of Sterling Chemicals, Inc., incorporated by
                    reference from Exhibit 3.4 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.1     -     Warrant Agreement (including form of Warrant) dated as of
                    August 15, 1996 between Sterling Chemicals Holdings, Inc.
                    and KeyCorp Shareholder Services, Inc. as Warrant Agent, incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.2     -     Warrant Agreement dated as of July 10, 1997 between Sterling
                    Chemicals Holdings, Inc. and Harris Trust and Savings Bank as Warrant Agent, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

    **4.3     -     Warrant Agreement dated as of December 15, 1998 between
                    Sterling Chemicals Holdings, Inc. and Harris Trust and
                    Savings Bank, as Warrant Agent.

    **4.4     -     Warrant Agreement dated as of December 15, 1998 executed by
                    Sterling Chemicals Holdings, Inc. in favor of Chase Bank of
                    Texas, National Association, Credit Suisse First Boston and certain other financial institutions.

      4.5     -     Indenture dated as of August 15, 1996 between Sterling
                    Chemicals Holdings, Inc. and Fleet National Bank governing the 13 1/2% Senior Secured Discount Notes Due 2008 of the
                    Company, incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.5(a)  -     First Supplement Indenture dated October 1, 1997 governing the 13 1/2 % Senior Secured Discount Notes Due 2008 of the
                    Company, incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.5(b)  -     Second Supplement Indenture dated March 16, 1998 governing the 13 1/2 % Senior Secured Discount Notes Due 2008 of the
                    Company, incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.6     -     Indenture dated as of August 15, 1996 between Sterling
                    Chemicals, Inc. and Fleet National Bank governing the 11
                    3/4% Senior Subordinated Notes Due 2006 of Sterling
                    Chemicals, Inc. (formerly known as STX Chemicals Corp.), incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.6(a)  -     First Supplement Indenture dated October 1, 1997 governing the 11 3/4% Senior Subordinated Notes Due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.6(b)  -     Second Supplement Indenture dated March 16, 1998 governing the 11 3/4% Senior Subordinated Notes Due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.7     -     Indenture dated as of April 7, 1997 between Sterling
                    Chemicals, Inc. and Fleet National Bank governing the 11
                    1/4% Senior Subordinated Notes due 2007 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

      4.7(a)  -     First Supplement Indenture dated March 16, 1998 governing
                    the 11 1/4% Senior Subordinated Notes due 2007 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.8     -     Amended and Restated Credit Agreement dated July 10, 1997
                    among Sterling Chemicals, Inc. and Texas Commerce Bank
                    National Association, individually and as Administrative
                    Agent, Credit Suisse First Boston, individually and as
                    Documentation Agent, and the other lenders named therein, incorporated by reference from Exhibit 4.6 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1997.

      4.8(a)  -     First Amendment to Amended and Restated Credit Agreement,
                    dated March 31, 1998, among Sterling Chemicals, Inc. and
                    Chase Bank of Texas, N.A., individually and as Administrative Agent, Credit Suisse First Boston, individually and as Documentation Agent, and the other lenders named therein, incorporated by reference from
                    Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

    **4.8(b)  -     Second Amendment to Amended and Restated Credit Agreement,
                    dated December 15, 1998, among Sterling Chemicals, Inc. and
                    Chase Bank of Texas, National Association, individually and as Administrative Agent, Credit Suisse First Boston, individually and as Documentation Agent, and the other lenders named therein.

      4.9     -     Sterling Chemicals Holdings, Inc. Stockholders Agreement
                    dated effective as of August 21, 1996, incorporated by reference from Exhibit 4.10 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.9(a)  -     First Amendment to Sterling Chemicals Holdings, Inc.
                    Stockholders Agreement dated effective as of December 31, 1997, incorporated by reference from Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

    **4.9(b)  -     Second Amendment to Sterling Chemicals Holdings, Inc.
                    Stockholders Agreement dated effective as of May 1, 1998.

      4.10    -     Registration Rights Agreement, incorporated by reference
                    from Exhibit 4.11 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.11    -     Amended and Restated Voting Agreement dated as of
                    January 22, 1997, incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

    **4.11(a) -     Amended and Restated Voting Agreement dated as of December
                    15, 1998.

      4.12    -     Tag-Along Agreement dated as of August 21, 1996 incorporated by reference from Exhibit 4.13 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.13    -     Intercreditor Agreement dated as of August 21, 1996 between
                    Texas Commerce Bank National Association and Fleet National
                    Bank, incorporated by reference from Exhibit 4.14 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No.333-04343).

      4.14    -     Security Agreement (Pledge) dated August 21, 1996 between
                    STX Acquisition Corp. and Texas Commerce Bank National
                    Association, incorporated by reference from Exhibit 4.15 to the Registration Statement on Form S-1 of STX Acquisition
                    Corp. and STX Chemicals Corp. (Registration No. 333-04343).

      4.14(a) -     Second Amendment and Supplement to Security Agreement
                    (Pledge) dated January 31, 1997 between Sterling Chemicals
                    Holdings, Inc. and Texas Commerce Bank National Association, incorporated by reference from Exhibit 4.2 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    December 31, 1996.

     +10.1    -     Assets Purchase Agreement dated August 1, 1986, between
                    Monsanto Company and the Company, incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1992.

      10.2    -     Sterling Chemicals, Inc. Salaried Employees' Pension Plan
                    (Restated as of October 1, 1993), incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1993.

      10.2(a) -     Supplement to the Sterling Chemicals, Inc. Salaried
                    Employee's Pension Plan (Restated as of January 1, 1994), incorporated by reference from Exhibit 10.6(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.2(b) -     First and Second Amendments to the Sterling Chemicals, Inc.
                    Salaried Employees' Pension Plan dated April 27, 1994 and
                    September 23, 1994, respectively, incorporated by reference from Exhibit 10.6(b) to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1994.

      10.3    -     Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan
                    (Restated as of October 1, 1993), incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1993.

      10.3(a) -     Supplement to the Sterling Chemicals, Inc. Hourly Paid
                    Employee's Pension Plan (Restated as of January 1, 1994), incorporated by reference from Exhibit 10.8(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.3(b) -     First Amendment to the Sterling Chemicals, Inc. Hourly Paid
                    Employees' Pension Plan dated April 27, 1994, incorporated by reference from Exhibit 10.8(b) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.3(c) -     Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                    Employees' Pension Plan (Effective as of May 1, 1996), incorporated by reference from Exhibit 10.3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.4    -     Sterling Chemicals, Inc. Amended and Restated Savings and
                    Investment Plan, incorporated by reference from Exhibit
                    10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

      10.4(a) -     Supplements to the Sterling Chemicals, Inc. Savings and
                    Investment Plan for Hourly Paid Employees and Salaried
                    Employees, incorporated by reference from Exhibit 10.10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.4(b) -     First and Second Amendments to the Sterling Chemicals, Inc.
                    Amended and Restated Savings and Investment Plan dated April
                    27, 1994 and October 26, 1994, respectively, incorporated by reference from Exhibit 10.10(b) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.5    -     Sterling Chemicals, Inc. Pension Benefit Equalization Plan,
                    incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration
                    No. 33-24020).

      10.6    -     Sterling Chemicals Employee Stock Ownership Plan (ESOP),
                    incorporated by reference from Exhibit 10.6 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1996.

     +10.7    -     Styrene Monomer Conversion Contract dated November 3, 1995, between Monsanto Company (subsequently assigned to Bayer
                    Corporation, a subsidiary of Bayer AG) and the Company, incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

     +10.8    -     Production Agreement dated April 15, 1988 between BP
                    Chemicals Americas Inc. and the Company and First and Second
                    Amendment thereto, incorporated by reference from Exhibit
                    10.21 to the Company's Registration Statement on Form S-1
                    (Registration No. 33-24020).

     +10.8(a) -     Amended and Restated Production Agreement dated March 31,
                    1998, between BP Chemicals, Inc. and Sterling Chemicals,
                    Inc., incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

     +10.9    -     Agreement dated May 2, 1988, between E.I. du Pont de Nemours and Company and the Company, incorporated by reference from
                    Exhibit 10.22 to the Company's Registration Statement on
                    Form S-1 (Registration No. 33-24020).

     +10.10   -     Amended and Restated Product Sales Agreement dated January
                    1, 1997, between BASF Corporation and the Company, incorporated by referenced from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

      10.11   -     License Agreement dated August 1, 1986, between Monsanto
                    Company and the Company, incorporated by reference from
                    Exhibit 10.25 to the Company's Registration Statement on
                    Form S-1 (Registration No. 33-24020).

     +10.12   -     Amended Lease and Production Agreement dated August 8, 1994, between BP Chemicals Americas Inc. and the Company, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

     +10.12(a)-     Second Amended and Restated Production Agreement dated
                    effective as of August 1, 1996, between BP Chemicals Inc.
                    and Sterling Chemicals, Inc., incorporated by reference from
                    Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      10.13   -     Form of Indemnity Agreement executed between the Company and each of its officers and directors prior to the Merger, incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.14   -     Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.15   -     Sterling Chemicals, Inc. Amended and Restated Supplemental
                    Employee Retirement Plan, incorporated by reference from
                    Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (Commission
                    File Number 1-10059).

      10.16   -     Sterling Chemicals, Inc. Deferred Compensation Plan,
                    incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (Commission File Number 1-10059).

      10.17   -     Articles of Agreement between the Company, its successors
                    and assigns, and Texas City, Texas Metal Trades Council,
                    AFL-CIO Texas City, Texas, May 1, 1996 to May 1, 1999, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.18   -     Conditional Performance Guaranty dated as of August 20,
                    1992, by Albright & Wilson, Ltd. in favor of Sterling Pulp
                    Chemicals, Ltd., Sterling Canada, Inc. and the Indemnities identified in Section 10.2 of the Purchase Agreement, incorporated by reference from Exhibit 10.38 to the Company's Current Report on Form 8-K dated September 3,
                    1992.

      10.19   -     Performance Guaranty dated as of August 20, 1992, by the
                    Company in favor of Tenneco Canada Inc., Rio Linda Chemical
                    Co., Albright & Wilson Americas, Inc. and the Indemnities identified in Section 10.3 of the Purchase Agreement, incorporated by reference from Exhibit 10.39 to the Company's Current Report on Form 8-K dated September 3,
                    1992.

     +10.20   -     Sales and Purchase Agreement dated April 1, 1994, between BP
                    Chemicals Ltd. and the Company, incorporated by reference from Exhibit 10.48 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1994.

      10.21   -     Agreement between Sterling Pulp Chemicals Ltd., North
                    Vancouver, British Columbia, and Pulp, Paper and Woodworkers of Canada Local 5 British Columbia effective December 1,
                    1994 to November 30, 1998, incorporated by reference from
                    Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

     +10.22   -     Methanol Production Agreement between BP Chemicals Inc. and
                    Sterling Chemicals, Inc. dated September 26, 1996, incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.23   -     Consulting Agreement dated April 23, 1996, among The
                    Sterling Group, Inc., STX Acquisition Corp., and STX
                    Chemicals Corp, incorporated by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.24   -     Asset Purchase Agreement, dated December 23, 1996, among
                    Sterling Fibers, Inc., Sterling Chemicals, Inc., Sterling
                    Chemicals Holdings, Inc., Cytec Acrylic Fibers Inc., Cytec
                    Technology Corp., and Cytec Industries Inc., incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended December
                    31, 1996.

      10.25   -     Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and
                    Incentive Plan effective April 23, 1997, as amended, incorporated by reference from Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    March 31, 1998.

     +10.26   -     Joint Venture Agreement dated March 31, 1998, between
                    Sterling Chemicals, Inc. and BP Chemicals, Inc., incorporated by reference from Exhibit 10.4 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    March 31, 1998.

    ++10.26(a)-     First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between Sterling Chemicals, Inc. and BP
                    Chemicals Inc.

    **10.27   -     Employment Agreement dated as of March 16, 1998 between
                    Peter W. De Leeuw and the Company.

    **10.28   -     Employment Agreement dated as of January 19, 1998 between
                    Gary M. Spitz and the Company.

    **10.29   -     Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Frank P.
                    Diassi.

    **10.30   -     Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Frank J.
                    Hevrdejs.

    **10.31   -     Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Koch Capital
                    Services, Inc.

    **21.1    -     Subsidiaries of Sterling Chemicals Holdings, Inc.

    **23.1    -     Consent of Deloitte & Touche LLP

    **27.1    -     Financial Data Schedule - Sterling Chemicals Holdings, Inc.

    **27.2    -     Financial Data Schedule - Sterling Chemicals, Inc.


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

                                      STERLING CHEMICALS HOLDINGS, INC.
                                      STERLING CHEMICALS, INC.
                                      (Registrants)


                                      By  /s/    PETER W. DE LEEUW
                                         --------------------------------------
                                                 (Peter W. De Leeuw)
                                          President and Chief Executive Officer
DATE: DECEMBER 17, 1998

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

                    SIGNATURE                                 TITLE                             DATE
                    ---------                                 -----                             ----
            /s/  FRANK P. DIASSI                   Chairman of the Board of             December 17, 1998
--------------------------------------------         Directors
              (Frank P. Diassi)

           /s/  PETER W. DE LEEUW                  President, Chief Executive           December 17, 1998
--------------------------------------------         Officer and Director
             (Peter W. De Leeuw)                     (principal executive officer)

             /s/  GARY M. SPITZ                    Vice President-Finance and           December 17, 1998
--------------------------------------------         Chief Financial Officer
               (Gary M. Spitz)                       (principal finance officer)

          /s/  PAUL G. VANDERHOVEN                 Controller                           December 17, 1998
--------------------------------------------         (principal accounting officer)
            (Paul G. Vanderhoven)

            /s/  ROBERT W. ROTEN                   Vice Chairman of the Board of        December 17, 1998
--------------------------------------------         Directors
              (Robert W. Roten)

           /s/  FRANK J. HEVRDEJS                  Director                             December 17, 1998
--------------------------------------------
             (Frank J. Hevrdejs)

            /s/  T. HUNTER NELSON                  Director                             December 17, 1998
--------------------------------------------
             (T. Hunter Nelson)

              /s/  JOHN L. GARCIA                  Director                             December 17, 1998
--------------------------------------------
              (John L. Garcia)

              /s/  ALLAN R. DRAGONE                Director                             December 17, 1998
--------------------------------------------
             (Allan R. Dragone)

           /s/  GEORGE J. DAMIRIS                  Director                             December 17, 1998
--------------------------------------------
            (George J. Damiris)

              /s/   ROLF H. TOWE                   Director                             December 17, 1998
--------------------------------------------
               (Rolf H. Towe)

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------

      2.1     -     Amended and Restated Agreement and Plan of Merger between
                    STX Acquisition Corp. and Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the Company's Current Report on Form 8-K dated April 24, 1996, as amended by Form 8-K/A.

      3.1     -     Restated Certificate of Incorporation of Sterling Chemicals
                    Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

      3.2     -     Certificate of Incorporation of Sterling Chemicals, Inc., as
                    amended, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      3.3     -     Restated Bylaws of Sterling Chemicals Holdings, Inc.,
                    incorporated by reference from Exhibit 3.3 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1996.

      3.4     -     Bylaws of Sterling Chemicals, Inc., incorporated by
                    reference from Exhibit 3.4 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.1     -     Warrant Agreement (including form of Warrant) dated as of
                    August 15, 1996 between Sterling Chemicals Holdings, Inc.
                    and KeyCorp Shareholder Services, Inc. as Warrant Agent, incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.2     -     Warrant Agreement dated as of July 10, 1997 between Sterling
                    Chemicals Holdings, Inc. and Harris Trust and Savings Bank as Warrant Agent, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

    **4.3     -     Warrant Agreement dated as of December 15, 1998 between
                    Sterling Chemicals Holdings, Inc. and Harris Trust and
                    Savings Bank, as Warrant Agent.

    **4.4     -     Warrant Agreement dated as of December 15, 1998 executed by
                    Sterling Chemicals Holdings, Inc. in favor of Chase Bank of
                    Texas, National Association, Credit Suisse First Boston and certain other financial institutions.

      4.5     -     Indenture dated as of August 15, 1996 between Sterling
                    Chemicals Holdings, Inc. and Fleet National Bank governing the 13 1/2% Senior Secured Discount Notes Due 2008 of the
                    Company, incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.5(a)  -     First Supplement Indenture dated October 1, 1997 governing the 13 1/2 % Senior Secured Discount Notes Due 2008 of the
                    Company, incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.5(b)  -     Second Supplement Indenture dated March 16, 1998 governing the 13 1/2 % Senior Secured Discount Notes Due 2008 of the
                    Company, incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.6     -     Indenture dated as of August 15, 1996 between Sterling
                    Chemicals, Inc. and Fleet National Bank governing the 11
                    3/4% Senior Subordinated Notes Due 2006 of Sterling
                    Chemicals, Inc. (formerly known as STX Chemicals Corp.), incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.6(a)  -     First Supplement Indenture dated October 1, 1997 governing the 11 3/4% Senior Subordinated Notes Due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.6(b)  -     Second Supplement Indenture dated March 16, 1998 governing the 11 3/4% Senior Subordinated Notes Due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.7     -     Indenture dated as of April 7, 1997 between Sterling
                    Chemicals, Inc. and Fleet National Bank governing the 11
                    1/4% Senior Subordinated Notes due 2007 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

      4.7(a)  -     First Supplement Indenture dated March 16, 1998 governing
                    the 11 1/4% Senior Subordinated Notes due 2007 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.8     -     Amended and Restated Credit Agreement dated July 10, 1997
                    among Sterling Chemicals, Inc. and Texas Commerce Bank
                    National Association, individually and as Administrative
                    Agent, Credit Suisse First Boston, individually and as
                    Documentation Agent, and the other lenders named therein, incorporated by reference from Exhibit 4.6 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1997.

      4.8(a)  -     First Amendment to Amended and Restated Credit Agreement,
                    dated March 31, 1998, among Sterling Chemicals, Inc. and
                    Chase Bank of Texas, N.A., individually and as Administrative Agent, Credit Suisse First Boston, individually and as Documentation Agent, and the other lenders named therein, incorporated by reference from
                    Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

    **4.8(b)  -     Second Amendment to Amended and Restated Credit Agreement,
                    dated December 15, 1998, among Sterling Chemicals, Inc. and
                    Chase Bank of Texas, National Association, individually and as Administrative Agent, Credit Suisse First Boston, individually and as Documentation Agent, and the other lenders named therein.

      4.9     -     Sterling Chemicals Holdings, Inc. Stockholders Agreement
                    dated effective as of August 21, 1996, incorporated by reference from Exhibit 4.10 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.9(a)  -     First Amendment to Sterling Chemicals Holdings, Inc.
                    Stockholders Agreement dated effective as of December 31, 1997, incorporated by reference from Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

    **4.9(b)  -     Second Amendment to Sterling Chemicals Holdings, Inc.
                    Stockholders Agreement dated effective as of May 1, 1998.

      4.10    -     Registration Rights Agreement, incorporated by reference
                    from Exhibit 4.11 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.11    -     Amended and Restated Voting Agreement dated as of
                    January 22, 1997, incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

    **4.11(a) -     Amended and Restated Voting Agreement dated as of December
                    15, 1998.

      4.12    -     Tag-Along Agreement dated as of August 21, 1996 incorporated by reference from Exhibit 4.13 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.13    -     Intercreditor Agreement dated as of August 21, 1996 between
                    Texas Commerce Bank National Association and Fleet National
                    Bank, incorporated by reference from Exhibit 4.14 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No.333-04343).

      4.14    -     Security Agreement (Pledge) dated August 21, 1996 between
                    STX Acquisition Corp. and Texas Commerce Bank National
                    Association, incorporated by reference from Exhibit 4.15 to the Registration Statement on Form S-1 of STX Acquisition
                    Corp. and STX Chemicals Corp. (Registration No. 333-04343).

      4.14(a) -     Second Amendment and Supplement to Security Agreement
                    (Pledge) dated January 31, 1997 between Sterling Chemicals
                    Holdings, Inc. and Texas Commerce Bank National Association, incorporated by reference from Exhibit 4.2 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    December 31, 1996.

     +10.1    -     Assets Purchase Agreement dated August 1, 1986, between
                    Monsanto Company and the Company, incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1992.

      10.2    -     Sterling Chemicals, Inc. Salaried Employees' Pension Plan
                    (Restated as of October 1, 1993), incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1993.

      10.2(a) -     Supplement to the Sterling Chemicals, Inc. Salaried
                    Employee's Pension Plan (Restated as of January 1, 1994), incorporated by reference from Exhibit 10.6(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.2(b) -     First and Second Amendments to the Sterling Chemicals, Inc.
                    Salaried Employees' Pension Plan dated April 27, 1994 and
                    September 23, 1994, respectively, incorporated by reference from Exhibit 10.6(b) to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1994.

      10.3    -     Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan
                    (Restated as of October 1, 1993), incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1993.

      10.3(a) -     Supplement to the Sterling Chemicals, Inc. Hourly Paid
                    Employee's Pension Plan (Restated as of January 1, 1994), incorporated by reference from Exhibit 10.8(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.3(b) -     First Amendment to the Sterling Chemicals, Inc. Hourly Paid
                    Employees' Pension Plan dated April 27, 1994, incorporated by reference from Exhibit 10.8(b) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.3(c) -     Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                    Employees' Pension Plan (Effective as of May 1, 1996), incorporated by reference from Exhibit 10.3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.4    -     Sterling Chemicals, Inc. Amended and Restated Savings and
                    Investment Plan, incorporated by reference from Exhibit
                    10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

      10.4(a) -     Supplements to the Sterling Chemicals, Inc. Savings and
                    Investment Plan for Hourly Paid Employees and Salaried
                    Employees, incorporated by reference from Exhibit 10.10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.4(b) -     First and Second Amendments to the Sterling Chemicals, Inc.
                    Amended and Restated Savings and Investment Plan dated April
                    27, 1994 and October 26, 1994, respectively, incorporated by reference from Exhibit 10.10(b) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.5    -     Sterling Chemicals, Inc. Pension Benefit Equalization Plan,
                    incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration
                    No. 33-24020).

      10.6    -     Sterling Chemicals Employee Stock Ownership Plan (ESOP),
                    incorporated by reference from Exhibit 10.6 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1996.

     +10.7    -     Styrene Monomer Conversion Contract dated November 3, 1995, between Monsanto Company (subsequently assigned to Bayer
                    Corporation, a subsidiary of Bayer AG) and the Company, incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

     +10.8    -     Production Agreement dated April 15, 1988 between BP
                    Chemicals Americas Inc. and the Company and First and Second
                    Amendment thereto, incorporated by reference from Exhibit
                    10.21 to the Company's Registration Statement on Form S-1
                    (Registration No. 33-24020).

     +10.8(a) -     Amended and Restated Production Agreement dated March 31,
                    1998, between BP Chemicals, Inc. and Sterling Chemicals,
                    Inc., incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

     +10.9    -     Agreement dated May 2, 1988, between E.I. du Pont de Nemours and Company and the Company, incorporated by reference from
                    Exhibit 10.22 to the Company's Registration Statement on
                    Form S-1 (Registration No. 33-24020).

     +10.10   -     Amended and Restated Product Sales Agreement dated January
                    1, 1997, between BASF Corporation and the Company, incorporated by referenced from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

      10.11   -     License Agreement dated August 1, 1986, between Monsanto
                    Company and the Company, incorporated by reference from
                    Exhibit 10.25 to the Company's Registration Statement on
                    Form S-1 (Registration No. 33-24020).

     +10.12   -     Amended Lease and Production Agreement dated August 8, 1994, between BP Chemicals Americas Inc. and the Company, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

     +10.12(a)-     Second Amended and Restated Production Agreement dated
                    effective as of August 1, 1996, between BP Chemicals Inc.
                    and Sterling Chemicals, Inc., incorporated by reference from
                    Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      10.13   -     Form of Indemnity Agreement executed between the Company and each of its officers and directors prior to the Merger, incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

      10.14   -     Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.15   -     Sterling Chemicals, Inc. Amended and Restated Supplemental
                    Employee Retirement Plan, incorporated by reference from
                    Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (Commission
                    File Number 1-10059).

      10.16   -     Sterling Chemicals, Inc. Deferred Compensation Plan,
                    incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (Commission File Number 1-10059).

      10.17   -     Articles of Agreement between the Company, its successors
                    and assigns, and Texas City, Texas Metal Trades Council,
                    AFL-CIO Texas City, Texas, May 1, 1996 to May 1, 1999, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.18   -     Conditional Performance Guaranty dated as of August 20,
                    1992, by Albright & Wilson, Ltd. in favor of Sterling Pulp
                    Chemicals, Ltd., Sterling Canada, Inc. and the Indemnities identified in Section 10.2 of the Purchase Agreement, incorporated by reference from Exhibit 10.38 to the Company's Current Report on Form 8-K dated September 3,
                    1992.

      10.19   -     Performance Guaranty dated as of August 20, 1992, by the
                    Company in favor of Tenneco Canada Inc., Rio Linda Chemical
                    Co., Albright & Wilson Americas, Inc. and the Indemnities identified in Section 10.3 of the Purchase Agreement, incorporated by reference from Exhibit 10.39 to the Company's Current Report on Form 8-K dated September 3,
                    1992.

     +10.20   -     Sales and Purchase Agreement dated April 1, 1994, between BP
                    Chemicals Ltd. and the Company, incorporated by reference from Exhibit 10.48 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1994.

      10.21   -     Agreement between Sterling Pulp Chemicals Ltd., North
                    Vancouver, British Columbia, and Pulp, Paper and Woodworkers of Canada Local 5 British Columbia effective December 1,
                    1994 to November 30, 1998, incorporated by reference from
                    Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

     +10.22   -     Methanol Production Agreement between BP Chemicals Inc. and
                    Sterling Chemicals, Inc. dated September 26, 1996, incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.23   -     Consulting Agreement dated April 23, 1996, among The
                    Sterling Group, Inc., STX Acquisition Corp., and STX
                    Chemicals Corp, incorporated by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      10.24   -     Asset Purchase Agreement, dated December 23, 1996, among
                    Sterling Fibers, Inc., Sterling Chemicals, Inc., Sterling
                    Chemicals Holdings, Inc., Cytec Acrylic Fibers Inc., Cytec
                    Technology Corp., and Cytec Industries Inc., incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended December
                    31, 1996.

      10.25   -     Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and
                    Incentive Plan effective April 23, 1997, as amended, incorporated by reference from Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    March 31, 1998.

     +10.26   -     Joint Venture Agreement dated March 31, 1998, between
                    Sterling Chemicals, Inc. and BP Chemicals, Inc., incorporated by reference from Exhibit 10.4 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    March 31, 1998.

    ++10.26(a)-     First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between Sterling Chemicals, Inc. and BP
                    Chemicals Inc.

    **10.27   -     Employment Agreement dated as of March 16, 1998 between
                    Peter W. De Leeuw and the Company.

    **10.28   -     Employment Agreement dated as of January 19, 1998 between
                    Gary M. Spitz and the Company.

    **10.29   -     Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Frank P.
                    Diassi.

    **10.30   -     Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Frank J.
                    Hevrdejs.

    **10.31   -     Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Koch Capital
                    Services, Inc.

    **21.1    -     Subsidiaries of Sterling Chemicals Holdings, Inc.

    **23.1    -     Consent of Deloitte & Touche LLP

    **27.1    -     Financial Data Schedule - Sterling Chemicals Holdings, Inc.

    **27.2    -     Financial Data Schedule - Sterling Chemicals, Inc.


**   Filed herewith.

+ Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.

++ Filed herewith and confidential treatment has been requested with respect to portions of this Exhibit.

     (b) Reports on Form 8-K.

     None.