Form 10-Q
period 1998-12-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1999-02-12
CIK 795662, 1014669

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                             ---------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1998

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

                                ----------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

     As of January 31, 1999, Sterling Chemicals Holdings, Inc. had 12,726,725 shares of common stock outstanding. As of January 31, 1999, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

================================================================================

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q.

FORWARD-LOOKING STATEMENTS

   This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements include all statements contained in this Form 10-Q (other than statements of historical facts), including without limitation the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of the Company's industry, current and future industry conditions, the cost of remediating Year 2000 issues and the effect of any unremediated or undiscovered Year 2000 issues on the Company's operations, and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or the Company's Form 10-K for the fiscal year ended September 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties and Risk Factors" contained in the Company's Form 10-K for the fiscal year ended September 30, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

SUBSEQUENT EVENTS, ETC.

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of February 12, 1999, except for those statements that are expressly made as of another date. The Company disclaims any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances, or developments occurring after February 12, 1999, or by the passage of time after such date and, except as required by applicable securities laws, the Company does not intend to update such information.

     This combined Form 10-Q is separately filed by Holdings and Chemicals (each as defined herein). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Certain capitalized terms used in this Form 10-Q are defined in the Notes to Consolidated Financial Statements, included herein.


Part I.--FINANCIAL INFORMATION

Item 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                  DECEMBER 31,  SEPTEMBER 30,
                                                                                      1998          1998
                                                                                   ----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $    8,172    $   11,168
   Accounts receivable .........................................................      103,757       114,571
   Inventories .................................................................       79,189        73,225
   Prepaid expenses ............................................................       14,467        15,571
   Deferred income tax benefit .................................................        6,791         5,140
                                                                                   ----------    ----------
     Total current assets ......................................................      212,376       219,675

Property, plant and equipment, net .............................................      442,712       450,315
Other assets ...................................................................       99,705        95,966
                                                                                   ----------    ----------
     Total assets ..............................................................   $  754,793    $  765,956
                                                                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ............................................................   $   47,689    $   46,983
   Accrued liabilities .........................................................       77,175        71,873
   Current portion of long-term debt ...........................................        5,501         8,909
                                                                                   ----------    ----------
     Total current liabilities .................................................      130,365       127,765

Long-term debt .................................................................      876,814       873,616
Deferred income tax liability ..................................................        5,428        11,123
Deferred credits and other liabilities .........................................       81,862        80,289
Common stock held by ESOP ......................................................        5,938         5,938
Less:  unearned compensation ...................................................       (2,666)       (2,845)
Redeemable preferred stock .....................................................       18,894        18,249
Commitments and contingencies (Note 4) .........................................           --            --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,273,000 shares issued and 12,072,000 outstanding at December 31, 1998, and 12,273,000
     shares issued and 12,073,000 outstanding at September 30, 1998 ............          123           123
   Additional paid-in capital ..................................................     (542,710)     (542,701)
   Retained earnings ...........................................................      215,845       229,590
   Pension adjustment ..........................................................         (121)         (121)
   Accumulated translation adjustment ..........................................      (32,480)      (32,559)
   Deferred compensation .......................................................          (93)         (111)
                                                                                   ----------    ----------
                                                                                     (359,436)     (345,779)
   Treasury stock, at cost, 201,000 and 200,000 shares at December 31, 1998 and
     September 30, 1998, respectively ..........................................       (2,406)       (2,400)
                                                                                   ----------    ----------
       Total stockholders' equity (deficiency in assets) .......................     (361,842)     (348,179)
                                                                                   ----------    ----------
         Total liabilities and stockholders' equity (deficiency in assets) .....   $  754,793    $  765,956
                                                                                   ==========    ==========


        The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                             -------------------------------
                                                                   1998          1997
                                                                ----------    ----------
Revenues ....................................................   $  171,929    $  230,236
Cost of goods sold ..........................................      155,212       210,937
                                                                ----------    ----------
Gross profit ................................................       16,717        19,299

Selling, general and administrative expenses ................        9,656         8,518
Other expense ...............................................        2,294            --
Interest and debt related expenses, net of interest income...       25,459        25,303
                                                                ----------    ----------
Loss before income taxes ....................................      (20,692)      (14,522)
Benefit for income taxes ....................................       (7,592)       (4,377)
                                                                ----------    ----------

Net loss ....................................................      (13,100)      (10,145)
Preferred stock dividends ...................................          645           628
                                                                ----------    ----------

Net loss attributable to common stockholders ................   $  (13,745)   $  (10,773)
                                                                ==========    ==========

Net loss per common share ...................................   $    (1.11)   $    (0.91)
                                                                ==========    ==========

Weighted average shares outstanding .........................       12,427        11,877
                                                                ==========    ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------
                                                               1998          1997
                                                            ----------    ----------
Cash flows from operating activities:
Net loss ................................................   $  (13,100)   $  (10,145)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization ......................       14,030        14,006
     Interest amortization ..............................        1,082         1,094
     Loss on disposal/write off of assets ...............           30           242
     Deferred tax benefit ...............................       (5,709)       (3,482)
     Discount notes amortization ........................        4,563         4,169
     Other ..............................................          197           280
Change in assets/liabilities:
     Accounts receivable ................................        9,081        16,625
     Inventories ........................................       (5,954)      (19,463)
     Prepaid expenses ...................................         (546)          343
     Other assets .......................................       (3,433)        1,776
     Accounts payable ...................................         (982)       10,153
     Accrued liabilities ................................        7,125        (6,862)
     Other liabilities ..................................        1,419         4,286
                                                            ----------    ----------

Net cash provided by operating activities ...............        7,803        13,022
                                                            ----------    ----------

Cash flows from investing activities:
     Capital expenditures ...............................       (5,931)       (5,027)
                                                            ----------    ----------

Cash flows from financing activities:
     Proceeds from long-term debt .......................       68,100         9,495
     Repayment of long-term debt ........................      (72,957)      (20,740)
     Other ..............................................           (5)           35
                                                            ----------    ----------
Net cash used in financing activities ...................       (4,862)      (11,210)
                                                            ----------    ----------

Effect of United States /Canadian exchange rate on cash .           (6)         (150)
                                                            ----------    ----------

Net decrease in cash and cash equivalents ...............       (2,996)       (3,365)
Cash and cash equivalents - beginning of year ...........       11,168         7,958
                                                            ----------    ----------
Cash and cash equivalents - end of period ...............   $    8,172    $    4,593
                                                            ==========    ==========

Supplement disclosures of cash flow information:
     Interest paid, net of interest income received .....   $  (16,025)   $  (16,104)
     Income taxes received (paid) .......................         (103)         (108)

         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                                 1998                 1998
                                                                              ----------           ----------
ASSETS
Current assets:
   Cash and cash equivalents .......................................          $    8,160           $   11,159
   Accounts receivable .............................................             105,702              116,398
   Inventories .....................................................              79,189               73,225
   Prepaid expenses ................................................              12,220               13,632
   Deferred income tax benefit .....................................               6,791                5,140
                                                                              ----------           ----------
     Total current assets ..........................................             212,062              219,554

Property, plant and equipment, net .................................             442,712              450,315
Other assets .......................................................              96,481               92,634
                                                                              ----------           ----------
     Total assets ..................................................          $  751,255           $  762,503
                                                                              ==========           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ................................................          $   47,689           $   46,764
   Accrued liabilities .............................................              77,176               71,873
   Current portion of long-term debt ...............................               5,501                8,909
                                                                              ----------           ----------
   Total current liabilities .......................................             130,366              127,546

Long-term debt .....................................................             744,199              745,720
Deferred income tax liability ......................................              19,107               23,301
Deferred credits and other liabilities .............................              84,633               83,288
Common stock held by ESOP ..........................................               5,938                5,938
Less:  unearned compensation .......................................              (2,666)              (2,845)
Commitments and contingencies (Note 4) .............................                  --                   --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value ....................................                  --                   --
   Additional paid-in capital ......................................            (139,786)            (139,786)
   Accumulated deficit .............................................             (57,842)             (47,868)
   Pension adjustment ..............................................                (121)                (121)
   Accumulated translation adjustment ..............................             (32,480)             (32,559)
   Deferred compensation ...........................................                 (93)                (111)
                                                                              ----------           ----------
   Total stockholder's equity (deficiency in assets) ...............            (230,322)            (220,445)
                                                                              ----------           ----------

   Total liabilities and stockholder's equity (deficiency in assets)          $  751,255           $  762,503
                                                                              ==========           ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                      1998                 1997
                                                                    ---------           ---------
Revenues .................................................          $ 171,929           $ 230,236
Cost of goods sold .......................................            155,212             210,937
                                                                    ---------           ---------
Gross profit .............................................             16,717              19,299

Selling, general and administrative expenses .............              9,538               8,237
Other expense ............................................              2,294                  --
Interest and debt related expenses, net of interest income             20,640              20,897
                                                                    ---------           ---------

Loss before income taxes .................................            (15,755)             (9,835)
Benefit for income taxes .................................             (5,781)             (2,964)
                                                                    ---------           ---------

Net loss .................................................          $  (9,974)          $  (6,871)
                                                                    =========           =========


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED


                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                   1998               1997
                                                                 --------           --------
Cash flows from operating activities:
Net loss ..............................................          $ (9,974)          $ (6,871)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization ......................            14,030             14,006
   Debt fee amortization ..............................               916                848
   Deferred tax benefit ...............................            (4,599)            (2,105)
   Other ..............................................               134                522
Change in assets/liabilities:
   Accounts receivable ................................             8,980             16,589
   Inventories ........................................            (5,954)           (19,463)
   Prepaid expenses ...................................               156                379
   Other assets .......................................            (3,433)             1,776
   Accounts payable ...................................              (982)             9,871
   Accrued liabilities ................................             7,133             (6,861)
   Other liabilities ..................................             1,393              4,287
                                                                 --------           --------
Net cash provided by operating activities .............             7,800             12,978
                                                                 --------           --------

Cash flows from investing activities:
   Capital expenditures ...............................            (5,931)            (5,027)
                                                                 --------           --------

Cash flows from financing activities:
   Proceeds from long-term debt .......................            68,100              9,495
   Repayment of long-term debt ........................           (72,957)           (19,635)
   Repayments of amounts due parent ...................                --             (1,105)
   Other ..............................................                (5)                35
                                                                 --------           --------

Net cash used in financing activities .................            (4,862)           (11,210)
                                                                 --------           --------

Effect of United States /Canadian exchange rate on cash                (6)              (150)
                                                                 --------           --------

Net decrease in cash and cash equivalents .............            (2,999)            (3,409)
Cash and cash equivalents - beginning of year .........            11,159              7,958
                                                                 --------           --------
Cash and cash equivalents - end of period .............          $  8,160           $  4,549
                                                                 ========           ========

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received .....          $(16,033)          $(16,112)
   Income taxes received (paid) .......................              (103)              (108)

         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries (Holdings and its subsidiaries collectively, the "Company") and Sterling Chemicals, Inc. and its subsidiaries (Chemicals and its subsidiaries collectively, "Chemicals") as of December 31, 1998 and their consolidated results of operations and cash flows for the applicable three month periods ended December 31, 1998 and 1997. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 1998, have been derived from the audited consolidated balance sheets as of September 30, 1998, included in the Annual Report. The accompanying consolidated financial statements as of and for the three month period ended December 31, 1998, have been reviewed by Deloitte & Touche LLP, the Company's independent public accountants, whose reports are included herein.

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).


2. INVENTORIES:

                                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                                            1998                 1998
                                                                                         ----------          -----------
Inventories consisted of the following (in thousands):
Finished products.....................................................................   $   44,200          $    42,436

Raw materials.........................................................................        9,275                8,089

Inventories under exchange agreements.................................................        8,235                3,031

Stores and supplies...................................................................       17,479               19,669
                                                                                         ----------          -----------
                                                                                         $   79,189          $    73,225
                                                                                         ==========          ===========


3. LONG-TERM DEBT:

                                                                                          DECEMBER 31,        SEPTEMBER 30,
                                                                                              1998                1998
                                                                                           ----------          ----------
Long-term debt consisted of the following (in thousands):
Revolving credit facility.............................................................     $       --          $       --
Term loans............................................................................        273,667             274,000
Saskatoon term loans..................................................................         45,445              49,552
ESOP term loan........................................................................          2,844               3,250
11 1/4% Notes.........................................................................        152,733             152,816
11 3/4% Notes.........................................................................        275,000             275,000
13 1/2%  Notes........................................................................        132,626             127,907
                                                                                           ----------          ----------
     Total debt outstanding...........................................................        882,315             882,525

Less:
     Current maturities...............................................................         (5,501)             (8,909)
                                                                                           ----------          ----------
Total long-term debt..................................................................     $  876,814          $  873,616
                                                                                           ==========          ==========

     In December 1998, the Company obtained certain amendments to the financial covenants in the Company's Amended and Restated Credit Agreement. At no time was the Company not in compliance with the covenants. The Company requested the amendments based on its revised financial projections, and the amendments made the financial covenants less restrictive through December 31, 1999.

4. COMMITMENTS AND CONTINGENCIES:

Product Contracts

     The Company has certain long-term agreements, which provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, tertiary butylamine, sodium cyanide, and calcium hypochlorite, each to one customer. The Company also has various sales and conversion agreements which dedicate significant portions of the Company's production of styrene, acrylonitrile, and methanol to various customers. Some of these agreement generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

Environmental Regulations

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws and regulations. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental laws or permit requirements are implemented. Changing and increasingly strict environmental laws, regulations, and permit requirements can affect the manufacturing, handling, processing, distribution, and use of the Company's chemical products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in the laws, regulations, and permit requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

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

Legal Proceedings

     Ammonia Release. A description of the ammonia release lawsuits is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, the Company continues to vigorously defend against the claims of the approximately 200 remaining plaintiffs. The Company has settled the claims of a majority of the original plaintiffs and is engaged in on-going settlement discussions with the remaining plaintiffs. The Company believes all or substantially all of its future out-of-pocket costs and expenses (including settlement payments) relating to these lawsuits will be covered by the Company's liability insurance policies.

     Nickel Carbonyl Release. A description of the nickel carbonyl lawsuit is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, a total of eighteen contractor employees allegedly exposed to nickel carbonyl have filed a lawsuit against Chemicals seeking unspecified damages for personal injuries. Additional litigation against Chemicals asserting similar claims may ensue. The Company believes all or substantially all of its out-of-pocket costs and expenses relating to such lawsuits will be covered by the Company's liability insurance policies and/or indemnification from third parties.

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. There is no lawsuit pending against the Company based on this release, but the Company has received, and in some instances resolved, claims from individuals for personal injury from this incident. The Company believes that its liability insurance coverage is sufficient to cover all costs and expenses stemming from this incident in excess of the $1 million deductible.

     Other Lawsuits. The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

Litigation Contingency

     The Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur liability. These estimates are based on the Company's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company. The Company, therefore, has also made estimates of its probable recoveries under insurance policies or from third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors, and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing, as of December 31, 1998, the Company has accrued approximately $9.9 million as its estimate of aggregate contingent liability for these matters and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $8.8 million. At December 31, 1998, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from zero to $12 million. The Company believes that this additional reasonably possible loss is substantially covered by insurance.

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

     The timing of probable insurance and indemnity recoveries, and payment of liabilities, if any, are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


5. LOSS PER SHARE CALCULATION

     The weighted average number of outstanding shares and computation of the net loss per common share is as follows (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                      -------------------------------
                                                         1998                 1997
                                                      ----------           ----------
Net loss attributable to common stockholders          $  (13,745)          $  (10,773)
                                                      ==========           ==========

Net loss per common share                             $    (1.11)          $    (0.91)
                                                      ==========           ==========

Weighted average shares outstanding                       12,427               11,877
                                                      ==========           ==========

6. CAPITAL STOCK

     In December 1998, the Company entered into separate Standby Purchase Agreements (collectively, the "Purchase Agreements") with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs and Koch Capital Services, Inc. (collectively, the "Purchasers"). Pursuant to the terms of the Purchase Agreements, the Purchasers committed to purchase up to 2.5 million shares of the common stock, par value $0.01 per share, of Holdings ("Common Stock"), at a price of $6.00 per share, if, as, and when requested by the Company at any time or from time to time prior to December 15, 2001. Under each of the Purchase Agreements, the Company may only require the Purchasers to purchase such shares if it believes that such capital is necessary to maintain, reestablish, or enhance its borrowing ability under the Company's revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Purchasers to enter into the Purchase Agreements, the Company issued them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. Pursuant to the Purchase Agreements, the Company is obligated to issue to the Purchasers additional warrants to purchase up to 300,000 additional shares of Common Stock if, as, and when they purchase shares of Common Stock under the Purchase Agreements. Any shares of Common Stock purchased under the Purchase Agreements, any warrants issued pursuant to the Purchase Agreements and any shares of Common Stock issued pursuant to such warrants will be subject to the terms of the Amended and Restated Voting Agreement dated as of December 15, 1998, the Sterling Chemicals Holdings, Inc. Stockholders Agreement dated effective as of August 21, 1996, as amended, the Tag-Along Agreement dated as of August 21, 1996, and the Registration Rights Agreement dated as of August 21, 1996.

7. NEW ACCOUNTING STANDARDS:

     As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and displaying of comprehensive net income and its components.

     The components of comprehensive net income, net of tax, are as follows:

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                      ---------------------------
                                                        1998               1997
                                                      --------           --------
Net loss attributable to common stockholders          $(13,745)          $(10,773)

Change in cumulative translation adjustment                 79             (5,291)
                                                      --------           --------

Comprehensive net loss                                $(13,666)          $(16,064)
                                                      ========           ========


     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", establishes revisions to employers' disclosures about pension and other post retirement benefit plans. The Company adopted these statements as of October 1, 1998, and the disclosures required thereby will be included in the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 1999.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Management is currently evaluating the accounting and disclosures required when this statement is adopted in the first quarter of fiscal 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations and cash flows for the three month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 4, 1998 (December 17, 1998 as to Notes 4, 11, and 12), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of December 31, 1998, and the related consolidated statements of operations and cash flows for the three month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of Chemicals' management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chemicals as of September 30, 1998, and the related consolidated statement of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 4, 1998 (December 17, 1998 as to Notes 4, 11, and 12), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain capitalized terms used but not defined herein have the meanings assigned to them in the Notes To Consolidated Financial Statements included herein or in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.


OVERVIEW

      Holdings is a holding company whose only material asset is its investment in Chemicals. Holdings' only material liabilities are its obligation to repay its outstanding 13 1/2% Senior Secured Discount Notes due 2008 (the "13 1/2% Notes"), redeem its outstanding shares of preferred stock, and certain other contingent obligations. Chemicals directly or indirectly owns substantially all of the consolidated operating assets, and is obligated for substantially all remaining liabilities, of the Company. Other than the additional interest expense associated with the 13 1/2% Notes, results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals would not, in the opinion of the Company, provide any additional meaningful information.


RECENT DEVELOPMENTS

     In November 1998, the Company announced a reduction to its workforce at its Texas City, Texas plant (the "Texas City Plant") and its Houston, Texas corporate office by approximately 60 employees and contractors. In addition, in December 1998, the Company announced a workforce reduction of 24 employees at its Saskatoon, Saskatchewan, Canada plant (the "Saskatoon Plant"). The Company recorded a pre-tax cost of approximately $2 million associated with these workforce reductions in the first quarter of fiscal 1999 with expected annual savings of approximately $5 to $6 million, although no assurances can be given as to the level of savings that will actually be achieved.

     On December 28, 1998, the Company announced it had negotiated a new labor contract with unionized employees at its Texas City Plant. The Company expects to realize additional annual savings of approximately $5 to $6 million, primarily due to reduced staffing levels and improved work practices, although no assurances can be given as to the actual level of savings that will actually be achieved. The Company also announced an early retirement program, in connection with which the Company expects to take a one-time, non-cash charge of approximately $5 to $7 million in the second quarter of fiscal 1999. The Company does not expect this charge to affect cash flow during fiscal 1999.

     In December 1998, the Company obtained certain amendments to the financial covenants contained in the Credit Agreement (defined below). At no time was the Company not in compliance with the covenants. The Company requested the amendments based on its revised financial projections, and the amendments made the financial covenants less restrictive through December 31, 1999.

     In December 1998, the Company entered into separate Standby Purchase Agreements (collectively, the "Purchase Agreements") with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs and Koch Capital Services, Inc. (collectively, the "Purchasers"). Pursuant to the terms of the Purchase Agreements, the Purchasers committed to purchase up to 2.5 million shares of the common stock, par value $0.01 per share, of Holdings ("Common Stock"), at a price of $6.00 per share, if, as, and when requested by the Company at any time or from time to time prior to December 15, 2001. Under each of the Purchase Agreements, the Company may only require the Purchasers to purchase such shares if it believes that such capital is necessary to maintain, reestablish, or enhance its borrowing ability under the Company's revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Purchasers to enter into the Purchase Agreements, the Company issued them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. Pursuant to the Purchase Agreements, the Company is obligated to issue to the Purchasers additional warrants to purchase up to 300,000 additional shares of Common Stock if, as, and when they purchase shares of Common Stock under the Purchase Agreements. Any shares of Common Stock purchased under the Purchase Agreements, any warrants issued pursuant to the Purchase Agreements and any shares of Common Stock issued pursuant to such warrants will be subject to the terms of the Amended and Restated Voting Agreement dated as of December 15, 1998, the Sterling Chemicals Holdings, Inc. Stockholders Agreement dated effective as of August 21, 1996, as amended, the Tag-Along Agreement dated as of August 21, 1996, and the Registration Rights Agreement dated as of August 21, 1996.

RESULTS OF OPERATIONS

     Revenues for the first quarter of fiscal 1999 were $172 million compared to revenues of $230 million for the first quarter of fiscal 1998, a decrease of 25%. The decrease in revenues resulted primarily from lower styrene, acrylonitrile, sodium chlorate, and methanol sales prices and reduced acrylonitrile, methanol, and acrylic fibers sales volumes. A net loss attributable to common stockholders of $13.7 million, or $1.11 per share, was recorded for the first quarter of fiscal 1999 compared to a net loss attributable to common stockholders of $10.8 million, or $0.91 per share, for the first quarter of fiscal 1998. The increase in net loss is primarily due to:
(i) reduced sodium chlorate and methanol margins, (ii) weak markets in acrylic fibers, and (iii) costs associated with the aforementioned workforce reductions.

Revenues, Cost of Goods, and Gross Profit

     Petrochemicals and Fibers

     For the first quarter of fiscal 1999, the Company's revenues from its petrochemical and fibers businesses decreased to $125 million, compared to $177 million for the same period of fiscal 1998. This 29% decrease in revenues was primarily due to reduced styrene, acrylonitrile, and methanol sales prices and decreased acrylonitrile, methanol, and acrylic fibers sales volumes. The economic conditions in Asia continued to negatively impact market conditions in the first quarter of fiscal 1999, particularly for the Company's styrene, acrylonitrile, and acrylic fibers products. The Company's petrochemicals and fibers businesses recorded an operating loss of $3 million for the first quarter of fiscal 1999, compared to an operating loss of $2 million for the first quarter of fiscal 1998. This 50% increase in operating loss was primarily due to weaker operational performance in methanol and acrylic fibers and the aforementioned workforce reduction, partially offset by stronger performance in styrene.

     Styrene revenues decreased 19% to $55 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Styrene sales prices decreased 15% for the first quarter of fiscal 1999 compared to the prior year period. In addition, styrene sales volumes decreased 4% for first quarter of fiscal 1999 compared to the prior year period. These decreases in sales prices and volumes were primarily due to weaker market conditions, particularly in Asia. The prices of styrene's major raw materials, benzene and ethylene, were approximately 23% and 36% lower, respectively, during the first quarter of fiscal 1999 compared to the same period for fiscal 1998. Styrene margins increased in the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998, as significantly lower raw materials costs and lower fixed manufacturing costs more than offset the lower sales prices.

     Acrylonitrile revenues decreased 42% to $19 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Acrylonitrile sales prices decreased 31% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The lower sales price was primarily due to weaker market conditions, primarily in Asia. Acrylonitrile sales volumes decreased 16% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The prices of acrylonitrile's major raw materials, propylene and ammonia, were approximately 36% and 18% lower, respectively, in the first quarter of fiscal 1999 compared to the comparable period in fiscal 1998. Acrylonitrile margins were approximately equivalent in the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998, as significantly lower sales prices offset the lower raw materials costs.

     Revenues from the Company's acrylic fibers business decreased 43% to $15 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Acrylic fibers sales volumes decreased 44% in the first quarter of fiscal 1999 compared to the same period of fiscal 1998. The performance of the Company's acrylic fibers business in the first quarter of fiscal 1999 was negatively impacted by weak market conditions, particularly in Asia, and imports from European suppliers.

     Revenues from the Company's other petrochemicals products (including methanol, acetic acid, and plasticizers) in the first quarter of fiscal 1999 decreased 28% to $37 million compared to the first quarter of fiscal 1998. This decrease in revenues was primarily due to a 46% decrease in methanol sales prices and a 21% decrease in methanol sales volumes as a result of overcapacity in the global methanol market. The Company's other petrochemicals products reported a decrease in operating earnings in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. This decrease in operating earnings was primarily due to the aforementioned weak methanol market conditions.

     The Company's methanol production facility at the Texas City Plant was shut down in August 1998. This action was taken solely for economic reasons related to a significant disparity between domestic and foreign natural gas prices and the resulting costing disadvantage to domestic methanol producers. The Company is currently purchasing methanol on the spot market for both its internal needs and its contractual commitments to third parties and will continue to do so until either the Company restarts its methanol production facility or enters into a long-term supply contract with another methanol producer. In the absence of such a methanol supply contract, the Company currently expects to restart its methanol production facility during April 1999.

     Pulp Chemicals

     Revenues from the Company's pulp chemicals business for the first quarter of fiscal 1999 decreased by approximately 13% to $47 million, compared to the first quarter of fiscal 1998. This decrease in revenues was primarily due to a decrease in sodium chlorate sales volumes of 9% and lower average sodium chlorate sales prices compared to the first quarter of fiscal 1998. The decline in sodium chlorate sales prices and volumes was primarily due to decreased demand as a result of lower pulp mill operating rates. The Company's pulp chemicals business recorded operating earnings of $7 million in the first quarter of fiscal 1999, compared to operating earnings of $11 million in the first quarter of fiscal 1998. This reduction in operating earnings was primarily due to reduced sodium chlorate sales prices and volumes.

Selling, General, and Administrative Expenses ("SG&A")

     SG&A expenses for the first quarter of fiscal 1999 totaled $10 million, compared to $9 million in the first quarter of fiscal 1998. This increase was primarily due to costs associated with upgrades of certain of the Company's information technology systems, which include Year 2000 compliance activities.

Other Expense

     Other expense of $2 million in the first quarter of fiscal 1999 is related to the aforementioned workforce reductions at the Company's Texas City Plant and Saskatoon Plant.

Interest and Debt Related Expenses

     Interest and debt related expense for the first quarters of fiscal 1999 and 1998 were $25 million each.

Benefit for Income Taxes

     Benefit for income taxes for the first quarter of fiscal 1999 was $8 million, with an effective tax rate of 37%, compared to $4 million, with an effective tax rate of 30%, for the first quarter of fiscal 1998. The increase in the benefit was primarily the result of the Company's pre-tax loss of approximately $21 million for the first quarter of fiscal 1999, compared to a pre-tax loss of $15 million in the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

Debt Structure

     As of December 31, 1998, the Company's long-term debt (including current maturities) totaled $882.3 million and consisted of: (i) three term loans under the Credit Agreement (defined below); (ii) one or more letter of credit loans under the Revolver (defined below); (iii) two term loans under the Sask Credit Agreement (defined below); (iv) Chemicals' 11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes"); (v) Chemicals' 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes"); and (vi) the 13 1/2% Notes.

     In July 1997, Chemicals entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with Chase Bank of Texas, National Association (formerly named Texas Commerce Bank National Association), individually and as administrative agent, Credit Suisse First Boston, individually and as documentation agent, and certain other financial institutions. The Credit Agreement establishes a revolving credit facility (the "Revolver"), under which Chemicals may borrow, repay, and reborrow funds for general corporate purposes. The Revolver matures on March 31, 2003. As of December 31, 1998, the Company had no amounts drawn and approximately $4 million in letters of credit outstanding under the Revolver. Availability of credit under the Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At December 31, 1998, and after deducting approximately $4 million on account of outstanding letters of credit, the borrowing base limited the total credit available under the Revolver to a maximum of $108 million, down from $118 million at September 30, 1998. Although no assurances can be given, the Company does not believe the borrowing base will operate to prevent the Company from obtaining any credit that it may require under the Revolver in the reasonably foreseeable future. Availability of credit under the Revolver is also subject to the Company being in compliance with numerous financial and operational covenants contained in the Credit Agreement.

     The Company's ability to obtain additional financing in the future (including amounts available under the Revolver) for working capital, capital expenditures, acquisitions, and general corporate purposes, should it need to do so, will be affected by the covenants in its various debt agreements (including, without limitation, covenants that restrict the Company's ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness, as well as covenants that obligate the Company to maintain certain financial ratios) and by cash requirements for debt service. Based on the Company's results of operations for the four quarters ended December 31, 1998, these covenants operate to limit the amount of additional debt (including amounts available under the Revolver) that may be incurred by the Company. Notwithstanding these limitations, and although no assurances can be given, the Company believes the credit available to it under the Revolver, when added to its internally generated funds and other sources of capital, will be sufficient to meet its liquidity needs in the reasonably foreseeable future. Moreover, under limited circumstances, additional indebtedness may be incurred by the Company to finance future acquisitions (i) if the debt is incurred in Unrestricted Subsidiaries (as defined in the Credit Agreement and the Company's indentures) or (ii) if the pro forma effect of such acquisition has a sufficient positive impact on certain financial ratios. If the Company makes an acquisition through an Unrestricted Subsidiary, however, the Company's access to the cash flow of that entity is likely to be limited.

     In December 1998, the Company obtained certain amendments to the financial covenants contained in the Credit Agreement which made the financial covenants less restrictive through December 31, 1999. At no time was the Company not in compliance with the covenants. The Company requested the amendments based on its revised financial projections. Beginning March 31, 2000, certain of these financial covenants become more restrictive, and therefore the Company will be required to have significantly increased cash flows and operating results (or obtain further amendments or waivers) in order to maintain compliance.

     In December 1998, the Company entered into the Purchase Agreements with the Purchasers. Pursuant to the terms of the Purchase Agreements, the Purchasers committed to purchase up to 2.5 million shares of Common Stock, at a price of $6.00 per share, if, as, and when requested by the Company at any time or from time to time prior to December 15, 2001. Under each of the Purchase Agreements, the Company may only require the Purchasers to purchase such shares if it believes that such capital is necessary to maintain, reestablish, or enhance its borrowing ability under the Company's revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Purchasers to enter into the Purchase Agreements, the Company issued to them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. Pursuant to the Purchase Agreements, the Company is obligated to issue to the Purchasers additional warrants to purchase up to 300,000 additional shares of Common Stock if, as, and when they purchase shares of Common Stock under the Purchase Agreements.

     The Company's ability to comply with the covenants and other terms of its various debt agreements, meet its debt service obligations, and repay principal when due will depend on the future performance of the Company, which is subject to a number of risks and uncertainties. At December 31, 1998, the Company was in compliance with its financial covenants and, based on its financial projections, the Company believes that it will remain in compliance for the reasonably foreseeable future, although no assurances can be given to that effect. However, if weak market conditions continue to negatively impact the sales prices, margins and volumes of the Company's products (particularly styrene, acrylonitrile, methanol, sodium chlorate, and acrylic fibers), the Company may have difficulty remaining in compliance with the financial covenants in certain of its debt agreements. If the Company fails to remain in compliance with any financial covenants contained in any of its debt agreements and if appropriate amendments or waivers are not obtained, debt holders could pursue remedies available to them under the relevant debt agreements.

     The Company's loan documents contain provisions which restrict the payment of advances, loans, and dividends from its subsidiaries (including Chemicals) to Holdings. The most restrictive of those covenants limits such payments during fiscal 1999 to approximately $2 million plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement. Such restrictions are not expected to limit Holdings' ability to meet its obligations in fiscal 1999.

     In July 1997, Sterling Sask entered into a Credit Agreement (the "Sask Credit Agreement") with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions. The Sask Credit Agreement requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Sask Term Loans. A mandatory prepayment in the amount of approximately Cdn. $5 million was made in the first quarter of fiscal 1999 pursuant to such obligation.

     The Sask Credit Agreement provides for a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes (the "Saskatoon Revolver"). No borrowings were outstanding under the Sask Revolver as of December 31, 1998. Although no assurances can be given, the Company believes the credit available to Sterling Sask under the Saskatoon Revolver, when added to its internally generated funds and other sources of capital, will be sufficient to meet Sterling Sask's liquidity needs in the reasonably foreseeable future.

     Because of restrictions in the Sask Credit Agreement, the Company will generally not have access to the cash flows of Sterling Sask. In addition, because of its designation as an Unrestricted Subsidiary under the Credit Agreement and the indentures governing the 13 1/2% Notes, the 11 3/4% Notes, and the 11 1/4% Notes, Sterling Sask's results are not considered in determining the Company's compliance with the covenants contained therein.

     The Saskatoon Credit Agreement contains provisions which restrict the payment of advances, loans and dividends from Sterling Sask to Chemicals. The most restrictive of the covenants limits such payments during fiscal 1999 to less than $1 million, plus any amounts due to Chemicals or Holdings from Sterling Sask under the intercompany tax sharing agreement.


Working Capital

     Working capital of the Company was $82 million at December 31, 1998, down from $92 million at September 30, 1998. This $10 million decrease in working capital was primarily due to a decrease in accounts receivable as a result of lower sales prices and volumes.

Cash Flow

     Net cash provided by operations was $8 million for the three months ended December 31, 1998 and $13 million for the three months ended December 31, 1997. This $5 million decrease in net cash provided by operations was primarily due to the increase in net loss.

Capital Expenditures

     The Company's capital expenditures for the first quarter of fiscal 1999 were $6 million compared to $5 million in the same period in fiscal 1998. The capital expenditures in the first quarter of fiscal 1999 were primarily related to routine safety, environmental, and replacement capital. During the remainder of fiscal 1999, the Company expects to spend approximately $25 million to $30 million on process enhancement for styrene, expansion of acetic acid, and routine safety, environmental, and replacement capital. The Company expects to fund its remaining fiscal 1999 capital expenditures from operating cash flow, plus borrowings under the Revolver, if needed.

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

     The Company has conducted an inventory of its hardware and software and made a preliminary assessment of the Year 2000 compliance of its business and process control systems. This preliminary assessment determined which of the Company's business and process control systems are critical to its business. Those systems deemed to be critical were assigned a higher priority in the Year 2000 remediation effort as compared to other non-critical systems. In this phase of the project, the Company discovered certain Year 2000 deficiencies in its business systems and initiated plans to rectify such issues in the remediation and replacement phase of the project. The preliminary assessment of the Company's process control systems did not detect any material Year 2000 difficulties. The Company then engaged a nationally recognized independent consultant to perform a more detailed survey of all of its business and process control systems (both critical and non-critical) to confirm the absence of any additional material Year 2000 deficiencies. This survey has been completed and did not reveal any additional material Year 2000 deficiencies.

     In the second phase of the Company's Year 2000 project, the Company believes it is taking the necessary steps to rectify all material Year 2000 deficiencies. A major component of this effort involves the replacement of all critical business systems which may not be Year 2000 compliant with new business systems intended to be Year 2000 compliant. All of such projects are scheduled to be completed by mid-year 1999. If the Company's consultant determines that any additional systems under review have material Year 2000 deficiencies, the Company plans to take appropriate remedial action.

     The final phase of the Company's Year 2000 project involves testing all critical systems to confirm that such systems will react properly to the advent of the Year 2000. The Company is in the process of conducting tests on all of its current IT and non-

IT systems that were not identified as having Year 2000 deficiencies and anticipates that all such testing will be completed by April 1, 1999. Once the remediation and replacement phase is completed, the Company will conduct tests on all newly installed and updated systems to determine if they are Year 2000 compliant. Such testing is expected to be completed by mid-year 1999.

     The total estimated expense for the Company's Year 2000 compliance projects is approximately $10 to $12 million, of which the Company has incurred approximately $4 million through December 31, 1998. Such expense has been and will continue to be funded by the Company out of its operating cash flow and/or borrowings under its credit facilities.

     Irrespective of the efforts of the Company, certain Year 2000 problems, such as processing failures, error messages, or incorrect data may still occur in some of its computer systems if the Company receives programs and/or data from third parties who are not Year 2000 compliant. Moreover, the Company's business may be disrupted in other ways by Year 2000 problems of third parties, which may affect, for example, the Company's ability to obtain needed materials or deliver its products. The Company is in the process of determining whether vendors, customers, and others with whom it deals are Year 2000 compliant and has requested that such persons (other than those that the Company believes do not have a material impact on the business of the Company or its operations) complete and return surveys with respect to their Year 2000 issues. The Company has not received any survey response which indicates that any of such persons has any specific Year 2000 problems. However, no assurances can be given that a Year 2000 problem will not occur for the Company as a result of a Year 2000 problem of a vendor or customer of the Company or some other person with whom the Company deals.

     While the Company's Year 2000 projects are expected to be successfully completed around mid-year 1999, it is possible that one or more of such projects may not be completed or that compliance efforts may be ineffective. A failure to properly and timely correct any Year 2000 deficiencies would affect the Company on several levels. If the Company's Year 2000 remediation efforts were to prove unsuccessful, the Company might be unable to take orders, sell products, or otherwise generally conduct its business. Since the Company's business is characterized by large volume sales to a relatively limited number of customers, the Company believes that, with the engagement of additional personnel, orders could be processed and deliveries completed through manual means. In preparation for such a scenario, the Company has outlined a contingency plan to guide the hiring and training of additional personnel and the processing of paperwork by manual means.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 have not changed significantly through the fiscal quarter ended December 31, 1998.

Part II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The information under "Legal Proceedings" in Note 4 of the Notes to Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In December 1998, the Company issued warrants to purchase 300,000 shares of Common Sock at an exercise price of $6.00 per share to the Purchasers in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933. The description of this transaction set forth under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the three months ended December 31, 1998. However, the Holdings' Annual Meeting of Stockholders was held on January 27, 1999, at which time Holding's nine incumbent directors were re-elected and the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending September 30, 1999 was ratified.


       The voting results for the re-election of the nine incumbent directors are as set forth below:

                                        FOR               WITHHELD
                                     ---------            --------

Frank P. Diassi ...........          9,807,863             33,843
Peter W. De Leeuw .........          9,807,887             33,819
Robert W. Roten ...........          9,828,969             12,737
Allan R. Dragone ..........          9,828,460             13,246
John L. Garcia ............          9,829,099             12,607
Frank J. Hevrdejs .........          9,827,683             14,023
Hunter Nelson .............          9,827,514             14,192
George J. Damiris .........          9,829,099             12,607
Rolf H. Towe ..............          9,829,099             12,607


       The voting results for the appointment of Deloitte & Touche LLP as the independent accountants of the Company for the fiscal year ending September 30, 1999 are as follows:

      FOR                        AGAINST                        ABSTAIN
----------------            ------------------              ----------------

   9,809,908                     14,010                          17,788

              There were no broker non-votes for the election of directors or for the ratification and approval of the appointment of Deloitte & Touche LLP as the independent accountants for the Company for the fiscal year ending September 30, 1999.

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

  27.1       --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

  27.2       --Financial Data Schedule of Sterling Chemicals, Inc.


     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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


                                      STERLING CHEMICALS HOLDINGS, INC.
                                      STERLING CHEMICALS, INC.
                                      (Registrants)



Date:  February 12, 1999              /s/ PETER W. DE LEEUW
                                      ----------------------------------------
                                      Peter W. De Leeuw
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  February 12, 1999              /s/ GARY M. SPITZ
                                      ----------------------------------------
                                      Gary M. Spitz
                                      Vice President-Finance and Chief Financial
                                       Officer
                                      (Principal Financial Officer)

                               INDEX TO EXHIBITS

Inc.

  11.1       --Earnings Per Share Calculation.

  15.1       --Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

  27.1       --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

  27.2       --Financial Data Schedule of Sterling Chemicals, Inc.