Form 10-Q
period 1999-03-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1999-05-13
CIK 795662, 1014669

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                               -----------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                               -----------------


        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X       No
                                                -----        -----

        As of April 30, 1999, Sterling Chemicals Holdings, Inc. had 12,722,196 shares of common stock outstanding. As of April 30, 1999, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

================================================================================

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements include all statements contained in this Form 10-Q (other than statements of historical facts) regarding the cyclicality of the industries in which the Company (as defined herein) is engaged, current and future industry conditions, the cost of remediating Year 2000 issues and the effect of any unremediated or undiscovered Year 2000 issues on the Company's operations, and the potential effects of such matters on the Company's business strategy, results of operations, and financial position, including without limitation the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties, and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

SUBSEQUENT EVENTS, ETC.

        All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of May 13, 1999, except for those statements that are expressly made as of another date. The Company disclaims any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances, or developments occurring after May 13, 1999, or by the passage of time after such date and, except as required by applicable securities laws, the Company does not intend to update such information.

        This combined Form 10-Q is separately filed by Holdings and Chemicals (each as defined herein). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Certain capitalized terms used in this Form 10-Q are defined in the Notes to Consolidated Financial Statements included herein.


PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         MARCH 31,         SEPTEMBER 30,
                                                                            1999                 1998
                                                                         ----------        -------------
ASSETS
Current assets:
   Cash and cash equivalents ....................................        $    4,608         $   11,168
   Accounts receivable ..........................................            95,683            114,571
   Inventories ..................................................            71,635             73,225
   Prepaid expenses .............................................             9,665             15,571
   Deferred income tax benefit ..................................             7,960              5,140
                                                                         ----------         ----------
     Total current assets .......................................           189,551            219,675

Property, plant and equipment, net ..............................           437,486            450,315
Deferred income tax benefit .....................................             3,352               --
Other assets ....................................................            98,068             95,966
                                                                         ----------         ----------

     Total assets ...............................................        $  728,457         $  765,956
                                                                         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable .............................................        $   46,759         $   46,983
   Accrued liabilities ..........................................            65,364             71,873
   Current portion of long-term debt ............................             6,734              8,909
                                                                         ----------         ----------
     Total current liabilities ..................................           118,857            127,765

Long-term debt ..................................................           893,219            873,616
Deferred income tax liability ...................................              --               11,123
Deferred credits and other liabilities ..........................            79,301             80,289
Common stock held by ESOP .......................................             2,946              5,938
Less:  unearned compensation ....................................            (1,105)            (2,845)
Redeemable preferred stock ......................................            19,553             18,249
Commitments and contingencies (Note 4) ..........................              --                 --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized,
     12,273,000 shares issued and 12,068,000 outstanding at
     March 31, 1999, and 12,273,000 shares issued and
     12,073,000 outstanding at September 30, 1998 ...............               123                123
   Additional paid-in capital ...................................          (542,712)          (542,701)
   Retained earnings ............................................           191,975            229,590
   Pension adjustment ...........................................              (121)              (121)
   Accumulated translation adjustment ...........................           (31,059)           (32,559)
   Deferred compensation ........................................               (79)              (111)
                                                                         ----------         ----------
                                                                           (381,873)          (345,779)
   Treasury stock, at cost, 205,000 and 200,000 shares at
     March 31, 1999 and September 30, 1998, respectively ........            (2,441)            (2,400)
                                                                         ----------         ----------

       Total stockholders' equity (deficiency in assets) ........          (384,314)          (348,179)
                                                                         ----------         ----------

         Total liabilities and stockholders' equity (deficiency
           in assets) ...........................................        $  728,457         $  765,956
                                                                         ==========         ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                                              ----------------------------   --------------------------
                                                                  1999           1998           1999           1998
                                                               ----------     ----------     ----------     ----------
Revenues ..................................................    $  152,472     $  204,504     $  324,401     $  434,740
Cost of goods sold ........................................       148,160        193,145        303,372        404,082
                                                               ----------     ----------     ----------     ----------
Gross profit ..............................................         4,312         11,359         21,029         30,658

Selling, general and administrative expenses ..............         8,801          8,935         18,457         17,453
Other expense .............................................         6,782          2,940          9,076          2,940
Interest and debt related expenses, net of interest
 income ...................................................        24,492         24,970         49,951         50,273
                                                               ----------     ----------     ----------     ----------
Loss before income taxes ..................................       (35,763)       (25,486)       (56,455)       (40,008)
Benefit for income taxes ..................................       (10,943)        (9,198)       (18,535)       (13,575)
                                                               ----------     ----------     ----------     ----------

Net loss ..................................................       (24,820)       (16,288)       (37,920)       (26,433)
Preferred stock dividends .................................           658            591          1,303          1,219
                                                               ----------     ----------     ----------     ----------

Net loss attributable to common stockholders ..............    $  (25,478)    $  (16,879)    $  (39,223)    $  (27,652)
                                                               ==========     ==========     ==========     ==========

Net loss per common share (Note 5) ........................    $    (1.96)    $    (1.37)    $    (3.07)    $    (2.28)
                                                               ==========     ==========     ==========     ==========

Weighted average shares outstanding .......................        12,466         11,984         12,446         11,918
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

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                            1999               1998
                                                                         ----------         ----------
Cash flows from operating activities:
     Net loss ...................................................        $  (37,920)        $  (26,433)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization ...........................            28,028             28,014
        Interest amortization ...................................             1,688              2,198
        Loss on disposal/write off of assets ....................                52                256
        Deferred tax benefit ....................................           (14,645)           (10,496)
        Discount notes amortization .............................             9,197              8,118
        Early retirement programs and benefit changes ...........             6,782               --
        Other ...................................................               669                923
     Change in assets/liabilities:
        Accounts receivable .....................................            23,608             26,968
        Inventories .............................................             1,755            (12,658)
        Prepaid expenses ........................................            (2,460)             4,210
        Other assets ............................................           (12,521)               598
        Accounts payable ........................................             6,696             (8,740)
        Accrued liabilities .....................................           (11,082)             1,067
        Other liabilities .......................................             1,383                223
                                                                         ----------         ----------

Net cash provided by operating activities .......................             1,230             14,248
                                                                         ----------         ----------

Cash flows from investing activities:
     Capital expenditures .......................................           (12,186)           (13,303)
                                                                         ----------         ----------

Cash flows from financing activities:
     Proceeds from long-term debt ...............................           139,982             48,562
     Repayment of long-term debt ................................          (135,616)           (48,508)
     Other ......................................................               (45)               (25)
                                                                         ----------         ----------
Net cash provided by financing activities .......................             4,321                 29
                                                                         ----------         ----------
Effect of United States /Canadian exchange rate on cash .........                75                (91)
                                                                         ----------         ----------
Net increase (decrease) in cash and cash equivalents ............            (6,560)               883
Cash and cash equivalents - beginning of year ...................            11,168              7,958
                                                                         ----------         ----------
Cash and cash equivalents - end of period .......................        $    4,608         $    8,841
                                                                         ==========         ==========
Supplement disclosures of cash flow information:
     Interest paid, net of interest income received .............        $  (39,406)        $  (39,746)
     Income tax refunds received ................................             5,441              6,864

         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              MARCH 31,         SEPTEMBER 30,
                                                                                 1999               1998
                                                                              ----------        -------------
ASSETS
Current assets:
   Cash and cash equivalents .........................................        $    4,591         $   11,159
   Accounts receivable ...............................................            97,767            116,398
   Inventories .......................................................            71,635             73,225
   Prepaid expenses ..................................................             7,099             13,632
   Deferred income tax benefit .......................................             7,959              5,140
                                                                              ----------         ----------
     Total current assets ............................................           189,051            219,554

Property, plant and equipment, net ...................................           437,486            450,315
Other assets .........................................................            98,337             92,634
                                                                              ----------         ----------
     Total assets ....................................................        $  724,874         $  762,503
                                                                              ==========         ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ..................................................        $   46,759         $   46,764
   Accrued liabilities ...............................................            65,371             71,884
   Current portion of long-term debt .................................             6,734              8,909
                                                                              ----------         ----------
   Total current liabilities .........................................           118,864            127,557

Long-term debt .......................................................           755,805            745,709
Deferred income tax liability ........................................            15,204             23,301
Deferred credits and other liabilities ...............................            82,301             83,288
Common stock held by ESOP ............................................             2,946              5,938
Less:  unearned compensation .........................................            (1,105)            (2,845)
Commitments and contingencies (Note 4) ...............................              --                 --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value ......................................              --                 --
   Additional paid-in capital ........................................          (140,013)          (139,786)
   Accumulated deficit ...............................................           (77,869)           (47,868)
   Pension adjustment ................................................              (121)              (121)
   Accumulated translation adjustment ................................           (31,059)           (32,559)
   Deferred compensation .............................................               (79)              (111)
                                                                              ----------         ----------
   Total stockholder's equity (deficiency in assets) .................          (249,141)          (220,445)
                                                                              ----------         ----------
   Total liabilities and stockholder's equity (deficiency in
     assets) .........................................................        $  724,874         $  762,503
                                                                              ==========         ==========

               The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                                  ----------------------------    --------------------------
                                                                       1999           1998           1999           1998
                                                                    ----------     ----------     ----------     ----------
Revenues .......................................................    $  152,472     $  204,504     $  324,401     $  434,740
Cost of goods sold .............................................       148,160        193,145        303,372        404,082
                                                                    ----------     ----------     ----------     ----------
Gross profit ...................................................         4,312         11,359         21,029         30,658

Selling, general and administrative expenses ...................         8,663          8,437         18,201         16,673
Other expense ..................................................         6,782          2,940          9,076          2,940
Interest and debt related expenses, net of interest income .....        19,601         20,782         40,241         41,679
                                                                    ----------     ----------     ----------     ----------

Loss before income taxes .......................................       (30,734)       (20,800)       (46,489)       (30,634)
Benefit for income taxes .......................................        (9,099)        (7,228)       (14,880)       (10,192)
                                                                    ----------     ----------     ----------     ----------

Net loss .......................................................    $  (21,635)    $  (13,572)    $  (31,609)    $  (20,442)
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

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED

                                                                          SIX MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                            1999               1998
                                                                         ----------         ----------
Cash flows from operating activities:
     Net loss ...................................................        $  (31,609)        $  (20,442)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Depreciation and amortization ...........................            28,028             28,014
        Debt fee amortization ...................................             1,415              1,706
        Deferred tax benefit ....................................           (14,645)            (7,813)
        Early retirement programs and benefit changes ...........             6,782               --
        Other ...................................................               474              1,179
     Change in assets/liabilities:
        Accounts receivable .....................................            23,507             26,930
        Inventories .............................................             1,755            (12,658)
        Prepaid expenses ........................................            (1,438)             4,910
        Other assets ............................................            (9,920)               562
        Accounts payable ........................................             6,556             (9,479)
        Accrued liabilities .....................................           (11,074)             1,067
        Other liabilities .......................................             1,391                224
                                                                         ----------         ----------
Net cash provided by operating activities .......................             1,222             14,200
                                                                         ----------         ----------
Cash flows from investing activities:
   Capital expenditures .........................................           (12,186)           (13,303)
                                                                         ----------         ----------
Cash flows from financing activities:
   Proceeds from long-term debt .................................           139,982             48,361
   Repayment of long-term debt ..................................          (135,616)           (47,202)
   Repayments of amounts due parent .............................              --               (1,105)
   Other ........................................................               (45)               (25)
                                                                         ----------         ----------
Net cash provided by financing activities .......................             4,321                 29
                                                                         ----------         ----------
Effect of United States /Canadian exchange rate on cash .........                75                (91)
                                                                         ----------         ----------
Net increase (decrease) in cash and cash equivalents ............            (6,568)               835
Cash and cash equivalents - beginning of year ...................            11,159              7,958
                                                                         ----------         ----------
Cash and cash equivalents - end of period .......................        $    4,591         $    8,793
                                                                         ==========         ==========

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received ...............        $  (39,415)        $  (39,761)
   Income tax refunds received ..................................             5,441              6,864

         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries (Holdings and its subsidiaries collectively, the "Company") and Sterling Chemicals, Inc. and its subsidiaries (Chemicals and its subsidiaries collectively, "Chemicals") as of March 31, 1999 and their consolidated results of operations and cash flows for the applicable three month and six month periods ended March 31, 1999 and 1998. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 1998, have been derived from the audited consolidated balance sheets as of September 30, 1998, included in the Annual Report. The accompanying consolidated financial statements as of and for the three month and six month periods ended March 31, 1999, have been reviewed by Deloitte & Touche LLP, the Company's independent public accountants, whose reports are included herein.

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).


2.   INVENTORIES

                                                                         MARCH 31,         SEPTEMBER 30,
                                                                            1999               1998
                                                                         ----------        -------------
Inventories consisted of the following (in thousands):

Finished products ...............................................        $   41,627         $   42,436

Raw materials ...................................................            10,305              8,089

Inventories under exchange agreements ...........................             1,896              3,031

Stores and supplies .............................................            17,807             19,669
                                                                         ----------         ----------
                                                                         $   71,635         $   73,225
                                                                         ==========         ==========


3. LONG-TERM DEBT

                                                                          MARCH 31,        SEPTEMBER 30,
                                                                            1999               1998
                                                                         ----------        ------------
Long-term debt consisted of the following (in thousands):

Revolving credit facility .......................................        $   14,100         $     --
Term loans ......................................................           273,333            274,000
Saskatoon term loans ............................................            45,017             49,552
ESOP term loan ..................................................             2,438              3,250
11 1/4% Notes ...................................................           152,651            152,816
11 3/4% Notes ...................................................           275,000            275,000
                                                                         ----------         ----------
     Total Chemicals' debt outstanding ..........................           762,539            754,618


13 1/2% Notes ...................................................           137,414            127,907
                                                                         ----------         ----------
        Total Holdings' debt outstanding ........................           899,953            882,525

Less:
     Current maturities .........................................            (6,734)            (8,909)
                                                                         ----------         ----------
Total long-term debt ............................................        $  893,219         $  873,616
                                                                         ==========         ==========

4.   COMMITMENTS AND CONTINGENCIES

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

Environmental Regulations

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws and regulations. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental laws or permit requirements are implemented. Changing and increasingly strict environmental laws, regulations, and permit requirements can affect the manufacturing, handling, processing, distribution, and use of the Company's chemical products and the raw materials used to produce such products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in applicable laws, regulations, and permit requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

     While the Company believes that its business operations and facilities generally are operated in compliance with all material aspects of applicable environmental and health and safety laws, regulations, and disclosure requirements, there can be no assurance that past practices and future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contract employees or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Company's facilities could result in liabilities to the Company substantially in excess of its insurance coverages.

Legal Proceedings

     Ammonia Release. A description of the ammonia release lawsuits is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, the Company continues to vigorously defend against the claims of the approximately 200 remaining plaintiffs. The Company has settled the claims of a majority of the original plaintiffs and is engaged in on-going settlement discussions with the remaining plaintiffs. The Company believes all or substantially all of its future out-of-pocket costs and expenses (including settlement payments and judgements) relating to these lawsuits will be covered by the Company's liability insurance policies.

     Nickel Carbonyl Release. A description of the nickel carbonyl lawsuit is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, a total of eighteen contractor employees allegedly exposed to nickel carbonyl have filed a lawsuit against Chemicals seeking unspecified damages for personal injuries. Additional litigation against Chemicals asserting similar claims may ensue. The Company believes all or substantially all of its future out-of-pocket costs and expenses relating to such lawsuits will be covered by the Company's liability insurance policies and/or indemnification from third parties.

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. There is no lawsuit pending against the Company based on this release, but the Company has received, and in some instances resolved, claims from individuals for personal injuries alledgedly suffered as a result of this incident. The Company believes that its liability insurance coverage is sufficient to cover all out-of-pocket costs and expenses stemming from this incident in excess of its $1 million deductible.

     Other Lawsuits. The Company is subject to various other claims and legal actions that arise in the ordinary course of its business.

Litigation Contingency

     The Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur any liability. These estimates are based on the Company's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by contractual indemnification obligations of third parties to the benefit of the Company. The Company, therefore, has also made estimates of its probable recoveries under insurance policies or from third-party indemnitors based on its understanding of its insurance policies and indemnification arrangements, discussions with its insurers and indemnitors, and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing, as of March 31, 1999, the Company has accrued approximately $9.9 million as its estimate of its aggregate contingent liability for these matters and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $8.8 million. At March 31, 1999, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $12 million. The Company believes that this additional reasonably possible loss would be substantially covered by insurance or indemnification.

     While the Company has based its estimates on its evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome of such litigation. The Company will adjust its estimates as necessary as additional information is developed and evaluated. However, the Company believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

     The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


5.   LOSS PER SHARE CALCULATION

     For purposes of computing net loss per common share, net loss has been reduced by an amount equal to the fair market value of Released Shares (as hereinafter defined) at the end of the period minus the sum of the amount previously recognized as compensation expense with respect to Released Shares and the amount of depreciation/appreciation in value of Released Shares in prior periods. This reduction results from the Company being required, under certain circumstances, to purchase for cash common stock distributed to participants by Chemicals' employee stock ownership plan (the "ESOP"). "Released Shares" are shares held by the ESOP but allocated to employees. The weighted average number of outstanding shares and computation of the net loss per common share is as follows (in thousands, except net loss per common share):

                                                             THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                             ----------------------------    --------------------------
                                                                  1999           1998           1999           1998
                                                               ----------     ----------     ----------     ----------
Net loss attributable to common stockholders ..............    $  (25,478)    $  (16,879)    $  (39,223)    $  (27,652)

Plus depreciation in value of Released Shares .............         1,048            505          1,048            505
                                                               ----------     ----------     ----------     ----------

Net loss for purpose of computing loss per share ..........    $  (24,430)    $  (16,374)    $  (38,175)    $  (27,147)
                                                               ==========     ==========     ==========     ==========

Net loss per common share .................................    $    (1.96)    $    (1.37)    $    (3.07)    $    (2.28)
                                                               ==========     ==========     ==========     ==========

Weighted average shares outstanding .......................        12,466         11,984         12,446         11,918
                                                               ==========     ==========     ==========     ==========

6.   CAPITAL STOCK

     In December 1998, the Company entered into separate Standby Purchase Agreements (collectively, the "Standby Purchase Agreements") with each of Gordon
A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs and Koch Capital Services, Inc. (collectively, the "Standby Purchasers"). Pursuant to the terms of the Standby Purchase Agreements, the Standby Purchasers are obligated to purchase up to an aggregate of 2.5 million shares of the common stock, par value $0.01 per share, of Holdings ("Common Stock"), at a price of $6.00 per share, if, as, and when requested by Holdings at any time or from time to time prior to December 15, 2001. Under each of the Standby Purchase Agreements, Holdings may only require the Standby Purchasers to purchase such shares if it believes that the purchase price paid by the Standby Purchasers for such shares is necessary to maintain, reestablish, or enhance the Company's borrowing ability under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Standby Purchasers to enter into the Standby Purchase Agreements, Holdings issued warrants to the Standby Purchasers that entitle them to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. Pursuant to the Standby Purchase Agreements, Holdings is obligated to issue additional warrants to the Standby Purchasers that would entitle them to purchase 300,000 additional shares of Common Stock if, as, and when they purchase shares of Common Stock under the Standby Purchase Agreements. Any shares of Common Stock purchased under the Standby Purchase Agreements, any warrants issued pursuant to the Standby Purchase Agreements and any shares of Common Stock issued pursuant to such warrants will be subject to the terms of the Third Amended and Restated Voting Agreement dated as of February 1, 1999, the Sterling Chemicals Holdings, Inc. Stockholders Agreement dated effective as of August 21, 1996, as amended, the Tag-Along Agreement dated as of August 21, 1996, and the Registration Rights Agreement dated as of August 21, 1996.

7.   PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     The Company recorded a net $6.8 million charge, included in Other Expense, increasing its pension liability and other post-retirement benefits liability in the second quarter of fiscal 1999, as a result of an early retirement program for employees at the Texas City, Texas plant and certain benefit changes for all U.S. employees. The early retirement program resulted in curtailment expense for the pension plan and special termination benefits expenses for both the pension and the other post-retirement benefits plans, partially offset by the curtailment gain from the reduction of post-retirement life insurance benefits for currently active U.S.
employees.

8.   NEW ACCOUNTING STANDARDS

     As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and displaying of comprehensive net income and its components. The components of comprehensive net loss, net of tax, are as follows:

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        MARCH 31,                    MARCH 31,
                                                               -------------------------     -------------------------
                                                                  1999           1998           1999           1998
                                                               ----------     ----------     ----------     ----------

Net loss attributable to common stockholders ..............    $  (25,478)    $  (16,879)    $  (39,223)    $  (27,652)

Depreciation in value of Released Shares ..................         1,048            505          1,048            505

Change in accumulated translation adjustment ..............         1,421          1,063          1,500         (4,228)
                                                               ----------     ----------     ----------     ----------

Comprehensive net loss ....................................    $  (23,009)    $  (15,311)    $  (36,675)    $  (31,375)
                                                               ==========     ==========     ==========     ==========

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", establishes revisions to employers' disclosures about pension and other post retirement benefit plans. The Company adopted these statements as of October 1, 1998, and the disclosures required thereby will be included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ending September 30, 1999.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of March 31, 1999, and the related consolidated statements of operations and cash flows for the three month and six month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

Houston, Texas
May 11, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of March 31, 1999, and the related consolidated statements of operations and cash flows for the three month and six month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of Chemicals' management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

Houston, Texas
May 11, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain capitalized terms used but not defined in this Item 2 have the meanings assigned to them in the Notes To Consolidated Financial Statements included in this Form 10-Q or in the Notes to the Consolidated Financial Statements included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

OVERVIEW

      Holdings is a holding company whose only material asset is its investment in Chemicals. Holdings' only material liabilities are its obligation to repay its outstanding 13 1/2% Senior Secured Discount Notes due 2008 (the "13 1/2% Notes"), it's obligation to redeem its outstanding shares of preferred stock, and certain contingent obligations. Chemicals directly or indirectly owns substantially all of the consolidated operating assets, and is obligated for substantially all remaining liabilities, of the Company. Other than the additional interest expense associated with the 13 1/2% Notes, results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals would not, in the opinion of the Company, provide any additional meaningful information.

RECENT DEVELOPMENTS

     During the second quarter of fiscal 1999, the Company's acetic acid unit at its Texas City, Texas plant (the "Texas City Plant") was shutdown for approximately one month for scheduled maintenance. During the shutdown, the Company and BP Chemicals also completed a 25% capacity expansion of the acetic acid unit, thereby increasing its annual capacity to approximately 1 billion pounds.

     On February 25, 1999, the Company and Monsanto Company ("Monsanto") announced plans to construct a new disodium iminodiacetate ("DSIDA") plant at the Texas City Plant. The new plant will use hydrogen cyanide ("HCN"), a by-product from the acrylonitrile manufacturing process, as its primary feedstock. The plans call for the construction of a DSIDA plant, with production expected to begin near the end of the second calendar quarter of 2000. The project will require a multi-million dollar investment with Monsanto providing capital for the construction of the DSIDA plant and the Company providing capital currently budgeted for projects associated with its acrylonitrile plant and the utilities which will support the DSIDA plant. The Company also uses HCN for the production of sodium cyanide and tertiary butylamine, or TBA.. Following the start-up of the new DSIDA plant, the acrylonitrile facility is expected to use all of its HCN by-product for chemical value. The DSIDA project is subject to the preparation and execution of mutually acceptable definitive documentation as well as approval by the board of directors of Monsanto. The Company believes the DSIDA project, if and when completed, could generate additional annual cash flows to the Company of up to $8 million depending on operating rates and market conditions. However, there can be no assurances that the DSIDA project will be completed or, if so, that it will generate additional cash flows of any amount.

     On March 3, 1999, the Company announced a capital project to upgrade its styrene monomer facility at the Texas City Plant. The phenylacetylene removal project ("PAR project") will reduce phenylacetylene ("PA") in styrene monomer produced by the Company through the employment of Raytheon/Fina technology and a Criterion catalyst. The Company expects to invest approximately $7 to $8 million in the PAR project, with the allocation of funds coming from its current capital expenditure budget. During the scheduled maintenance shutdown of the styrene unit that occurred during the second quarter of fiscal 1999, tie-ins for the PAR project were made. If completed as planned, the PAR project would enable the Company to produce lower PA styrene product by December 31, 1999.

     In April 1999, the Company restarted its methanol facility, which had been shut down since August 1998 for economic reasons. A significant disparity between domestic and foreign natural gas prices has put domestic methanol producers such as the Company at a disadvantage to foreign competitors. The Company continues to evaluate the best use for its methanol facility. One of the primary uses of methanol is in the production of MTBE used in reformulated gasolines. The State of California has recently announced that MTBE must be phased out of reformulated gasoline used in the state by December 31, 2002. Other states could implement similar initiatives, which could lead to a further reduction of demand in the domestic methanol market.

     As previously announced, the Company negotiated a new three year labor agreement for the Texas City Plant which is expected to save approximately $5 to $6 million annually. In connection with this new agreement, the Company took a one-time non-cash pretax charge of approximately $7 million relating to early retirement programs and benefit changes during the second quarter of fiscal 1999.

     Effective as of February 1, 1999, William A. McMinn was elected to the joint board of directors of Holdings and Chemicals, thereby increasing the size of the board from nine to ten directors.

     The Company's styrene monomer unit at the Texas City Plant was shutdown for approximately one month during the second quarter of fiscal 1999 for scheduled maintenance. While the styrene unit was restarted on March 22, 1999, the restart of the ethylbenzene unit, an important component, was delayed until April 30, 1999 so that unscheduled maintenance work could be performed on a process vessel. During this delay, the Company purchased most of its ethylbenzene requirements on the spot market. The unscheduled work on the process vessel and the resulting delay in restarting the ethylbenzene unit is expected to negatively impact pretax earnings for the third quarter of fiscal 1999 by approximately $2 to $3 million.

     During the second quarter of fiscal 1999, the Company entered into three new contracts to build its patented chlorine dioxide generators. In addition, bid activity for the construction of more generators has increased with the approaching implementation deadline for the Environmental Protection Agency's enacted regulations that support substitution of chlorine dioxide for elemental chlorine (commonly referred to as the "Cluster Rules").

RESULTS OF OPERATIONS

     Revenues for the second quarter of fiscal 1999 were $152 million compared to revenues of $205 million for the second quarter of fiscal 1998, a decrease of 26%. Revenues for the six month period ended March 31, 1999, were $324 million compared to $435 million in the prior year period, a decrease of 26%. The decreases in revenues for the three and six month periods of fiscal 1999 as compared to the corresponding periods for fiscal 1998 were primarily due to lower styrene, acrylonitrile, methanol, and acrylic fibers sales volumes and prices and lower sodium chlorate sales prices. A net loss attributable to common stockholders of $25.5 million, or $1.96 per share, was recorded for the second quarter of fiscal 1999 compared to a net loss attributable to common stockholders of $16.9 million, or $1.37 per share, for the second quarter of fiscal 1998. A net loss attributable to common stockholders of $39.2 million, or $3.07 per share, was recorded for the six month period ended March 31, 1999 compared to a net loss attributable to common stockholders of $27.7 million, or $2.28 per share, for the same period of fiscal 1998. The increases in net loss for the three and six month periods of fiscal 1999 as compared to the corresponding periods for fiscal 1998 were primarily due to: (i) shutdowns in styrene for routine maintenance and acetic acid for expansion in the second quarter of fiscal 1999, (ii) reduced acrylonitrile, methanol, and sodium chlorate margins, (iii) weak markets in acrylic fibers, and (iv) costs associated with the aforementioned one-time non-cash charge related to an early retirement program and benefit changes, all partially offset by a modest improvement in styrene margins.

Revenues, Cost of Goods Sold, and Gross Profit

     Petrochemicals and Fibers

     For the second quarter of fiscal 1999, the Company's revenues from its petrochemical and fibers businesses decreased to $107 million, from $155 million for the same period of fiscal 1998. For the first six months of fiscal 1999, the Company's revenues from its petrochemical and fibers businesses decreased to $233 million, from $332 million for the same period of fiscal 1998. The 31% and 30% decreases in revenues for the three and six month periods of fiscal 1999, respectively, as compared to the corresponding periods for fiscal 1998, were primarily due to reduced styrene, acrylonitrile, methanol, and acrylic fibers sales prices and volumes. The styrene and acetic acid units were both shutdown for approximately one month in the second quarter of fiscal 1999 for scheduled maintenance, thereby reducing revenues and profitability for such quarter. The economic conditions in Asia continued to negatively impact market conditions in the fiscal 1999 periods, particularly for the Company's styrene, acrylonitrile, and acrylic fibers products. The Company's petrochemicals and fibers businesses recorded combined operating losses of $19 million and $21 million for the three and six month periods of fiscal 1999, respectively, compared to an operating loss of $9 million for each of the two comparable periods of fiscal 1998. The increase in operating loss for both periods was primarily due to weaker operational performance in acrylonitrile, methanol, and acrylic fibers and the aforementioned one-time non-cash charge related to an early retirement program and benefit changes, partially offset by a modest improvement in styrene margins.

     Styrene revenues decreased 18% to $46 million in the second quarter of fiscal 1999 and 19% to $101 million for the first six months of fiscal 1999, compared to the same periods in fiscal 1998. Styrene sales prices decreased 5% and 10% for the second quarter and first six months of fiscal 1999, respectively, compared to the prior fiscal year periods. The decrease in sales prices was primarily due to continued weak market conditions, particularly in Asia. Styrene sales volumes decreased 15% and 9% for the second quarter and first six months of fiscal 1999, respectively, compared to the prior fiscal year periods. The decrease in sales volumes was primarily due to the month-long maintenance shutdown of the styrene unit during the second quarter of fiscal 1999. The major raw materials for styrene are benzene and ethylene. The price of benzene remained constant in the second quarter of fiscal 1999 and decreased 22% in the first six months of fiscal 1999, compared to the same periods of fiscal 1998. The price of ethylene decreased 7% and 31% in the second quarter of fiscal 1999 and the first six months of fiscal 1999, respectively, compared to the same periods of fiscal 1998. Styrene margins increased in the second quarter and first six months of fiscal 1999, compared to the same periods of fiscal 1998, as significantly lower raw materials costs and lower fixed manufacturing costs more than offset the lower sales prices.

     Acrylonitrile revenues decreased 41% to $17 million in the second quarter of fiscal 1999 and 42% to $36 million for the first six months of fiscal 1999, compared to the same periods in fiscal 1998. Acrylonitrile sales prices decreased 33% and 32% for the second quarter and first six months of fiscal 1999, respectively, compared to the prior fiscal year periods. In addition, acrylonitrile sales volumes decreased 13% and 15% for the second quarter and first six months of fiscal 1999, respectively, compared to the prior fiscal year periods. The lower sales prices and volumes were primarily due to weaker market conditions, primarily in Asia. The major raw materials for acrylonitrile are propylene and ammonia. The price of propylene decreased 33% and 35% in the second quarter of fiscal 1999 and the first six months of fiscal 1999, respectively, compared to the same periods of fiscal 1998. The price of ammonia decreased 10% and 16% in the second quarter of fiscal 1999 and the first six months of fiscal 1999, respectively, compared to the same periods of fiscal 1998. Acrylonitrile margins decreased in the second quarter and first six months of fiscal 1999, compared to the same periods of fiscal 1998, as significantly lower sales prices more than offset lower raw materials costs and lower fixed manufacturing COSTS.

     The acrylic fibers business revenues decreased 37% to $16 million in the second quarter of fiscal 1999 and 40% to $31 million for the first six months of fiscal 1999, compared to the same periods in fiscal 1998. Acrylic fibers sales volumes decreased 27% and 36% for the second quarter and first six months of fiscal 1999, respectively, compared to the prior fiscal year periods. The performance of the Company's acrylic fibers business in the second quarter and first six months of fiscal 1999 continued to be negatively impacted by weak market conditions and imports from foreign suppliers.

     Revenues from the Company's acetic acid, methanol and plasticizers ("AMP") products and other petrochemicals decreased 36% to $29 million in the second quarter of fiscal 1999 and 32% to $66 million for the first six months of fiscal 1999, compared to the same periods in fiscal 1998. The decreases in revenues for the second quarter and first six months of fiscal 1999 were primarily due to a 44% and 46% decrease in methanol sales prices, respectively, and a 33% and 27% decrease in methanol sales volumes, respectively, compared to the prior fiscal year periods. The decrease in methanol revenues and sales volumes was primarily a result of continued overcapacity in the global methanol market. The Company's AMP products reported a decrease in operating earnings in the second quarter and first six months of fiscal 1999 compared to the prior periods of fiscal 1998. These decreases in operating earnings were primarily due to the aforementioned weak methanol market conditions and acetic acid shutdown for expansion.

     Pulp Chemicals

     Revenues from the Company's pulp chemicals business decreased 9% to $45 million in the second quarter of fiscal 1999 and 11% to $92 million in the first six months of fiscal 1999, compared to the same periods in fiscal 1998. This decrease in revenues was primarily due to a decrease in average sodium chlorate sales prices compared to the prior periods of fiscal 1998. The decline in sodium chlorate sales prices was primarily due to decreased demand as a result of lower pulp mill operating rates. The Company's pulp chemicals business recorded operating earnings of $8 million and $15 million for the three and six month periods of fiscal 1999, respectively, compared to operating earnings of $8 million and $20 million for the same periods of fiscal 1998. This reduction in operating earnings was primarily due to reduced sodium chlorate sales prices.

Selling, General, and Administrative ("SG&A") Expenses

     SG&A expenses were $9 million and $18 million for the second quarter and first six months of fiscal 1999, respectively, compared to $9 million and $17 million for the same periods of fiscal 1998. An increase due to costs associated with upgrades of certain of the Company's information technology systems, which include Year 2000 compliance activities, was mostly offset by the favorable impact of cost reduction programs.

Other Expense

     Other expense was $7 million and $9 million for the second quarter and six months of fiscal 1999, respectively, compared to $3 million for the same periods of fiscal 1998. The fiscal 1999 amounts relate to the aforementioned one-time non-cash charge related to early retirement programs and benefit changes and workforce reductions in the petrochemical business and Saskatoon, Saskatchewan, Canada plant. The fiscal 1998 amounts relate to voluntary severance programs in the petrochemical business.

Interest and Debt Related Expenses

     Interest and debt related expense was $25 million for the second quarters of 1999 and 1998 and $50 million for the first six months of fiscal 1999 and 1998.

Benefit for Income Taxes

     Benefit for income taxes for the second quarter and first six months of fiscal 1999 were $11 million (effective tax rate of 31%) and $19 million (effective tax rate of 33%), respectively, compared to $9 million (effective tax rate of 36%) and $14 million (effective tax rate of 34%) for the comparable periods of fiscal 1998. The increase in the benefit was primarily the result of the increase in the Company's pre-tax losses in the fiscal 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company's long-term debt (including current maturities) totaled approximately $900 million and consisted of: (i) three term loans under the Credit Agreement (defined below); (ii) loans under the Revolver (defined below); (iii) two term loans under the Sask Credit Agreement (defined below); (iv) Chemicals' 11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes"); (v) Chemicals' 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes"); and (vi) the 13 1/2% Notes.

     In July 1997, Chemicals entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with Chase Bank of Texas, National Association, individually and as administrative agent, Credit Suisse First Boston, individually and as documentation agent, and certain other financial institutions. The Credit Agreement establishes a revolving credit facility (the "Revolver") under which Chemicals may borrow, repay and reborrow funds for general corporate purposes. The Revolver automatically terminates on March 31, 2003, at which time all amounts owing thereunder will be due and payable. As of March 31, 1999, Chemicals had drawn approximately $14 million and had approximately $4 million in letters of credit outstanding under the Revolver.

     Availability of credit under the Revolver (not to exceed $125 million) is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At March 31, 1999, and after deducting approximately $4 million on account of outstanding letters of credit, the borrowing base limited the total credit available under the Revolver to a maximum of $87 million, down from $118 million at September 30, 1998 and $108 million at December 31, 1998. A review of the borrowing base is currently being performed on behalf of the lenders and it is possible that this review could lead to a reduction in the borrowing base, although the Company does not believe that such a reduction would be warranted. As discussed below, availability of credit under the Revolver is also subject to Chemicals being in compliance with numerous operational and financial covenants, including covenants that obligate Chemicals to maintain certain financial ratios. Even if the Company remains compliant with all covenants, the amount of debt that the Company may incur in the future (including extensions of credit under the Revolver) is limited by the covenants contained in the Credit Agreement as well as those contained in various other debt agreements of the Company.

     In December 1998, Chemicals obtained certain amendments to the financial covenants contained in the Credit Agreement which made the financial covenants less restrictive through December 31, 1999. Chemicals was in compliance with the covenants at all times, but requested the amendments based on its revised financial projections. Beginning March 31, 2000, certain of these financial covenants become more restrictive. For example, the interest coverage ratio increases from 0.80 at March 31, 1999, to 2.50 beginning with the rolling four quarters ending March 31, 2000. Consequently, Chemicals will be required to have significantly increased cash flows and operating results (or obtain further amendments or waivers) in order to maintain compliance. While Chemicals is currently compliant with all covenants contained in the Credit Agreement, no assurances can be given that its cash flows and operating results will be sufficient to maintain compliance in the future, particularly at and after March 31, 2000. Chemicals' ability to comply with these covenants, as well as the Company's overall ability to meet its debt service obligations and repay principal when due, will depend on the future performance of the Company, which is subject to a number of risks and uncertainties. If weak market conditions continue to negatively impact the sales prices, margins and/or volumes of the Company's primary products (including styrene, acrylonitrile, methanol, sodium chlorate, and acrylic fibers), Chemicals may have difficulty prior to March 31, 2000 and will have difficulty at and after March 31, 2000 remaining in compliance with the existing financial covenants in the Credit Agreement. Should Chemicals fail to maintain covenant compliance and be unable to obtain appropriate amendments or waivers, it would not be entitled to obtain additional credit under the Revolver and the Revolver could be terminated by the lenders with all amounts outstanding being immediately due and payable, although the lenders could elect, at their discretion, to leave amounts drawn under the Revolver outstanding and/or extend additional credit to Chemicals under the Revolver. If Chemicals is unable to borrow additional funds under the Revolver, the Company may not have sufficient funds to make future scheduled interest payments or to pay other obligations as they become due. In that event or in the event the Company fails, without obtaining appropriate amendments or waivers, to remain in compliance with any financial covenants contained in any of its debt agreements, debt holders could pursue remedies available to them under the relevant debt agreements, including, under certain conditions, accelerating the maturity of outstanding indebtedness. The indebtedness under the Credit Agreement is secured by substantially all of the assets of Chemicals. In addition, the indebtedness under the Credit Agreement, along with the 13 1/2% Notes, are secured by a pledge of the outstanding common stock of Chemicals.

     In connection with the Credit Agreement amendments described above, Holdings entered into the Standby Purchase Agreements with the Standby Purchasers. Pursuant to the terms of the Standby Purchase Agreements, the Standby Purchasers are obligated to purchase up to an aggregate of 2.5 million shares of Common Stock, at a price of $6.00 per share, if, as and when requested by Holdings at any time or from time to time prior to December 15, 2001. Under each of the Standby Purchase Agreements, Holdings may only require the Standby Purchasers to purchase such shares if it believes that the purchase price paid by the Standby Purchasers for such shares is necessary to maintain, reestablish, or enhance the Company's borrowing ability under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Standby Purchasers to enter into the Standby Purchase Agreements, Holdings issued to them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. Pursuant to the Standby Purchase Agreements, Holdings is obligated to issue to the Standby Purchasers additional warrants to purchase 300,000 additional shares of Common Stock if, as, and when they purchase shares of Common Stock under the Standby Purchase Agreements.

     The Company is exploring various external actions designed to increase its liquidity and capital resources. Actions currently under consideration include pursuing further amendments to the Credit Agreement and/or one or more new external financing arrangements. No assurances can be given that any of these alternatives will be available to the Company or, if so, on terms that are acceptable to the Company.

     The Company's debt agreements contain provisions which restrict the payment of advances, loans, and dividends from its subsidiaries (including Chemicals) to Holdings. The most restrictive of those covenants limits such payments during fiscal 1999 to approximately $2 million plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement. These restrictions are not expected to limit Holdings' ability to meet its obligations in fiscal 1999.

     Because Sterling Sask is designated as an "Unrestricted Subsidiary" under the Credit Agreement and the indentures governing the 13 1/2% Notes, the 11 3/4% Notes and the 11 1/4% Notes, Sterling Sask is generally not subject to, nor are its results considered in determining Chemicals' compliance with, the restrictive covenants contained therein. In July 1997, Sterling Sask entered into a Credit Agreement (the "Sask Credit Agreement") with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions. The Sask Credit Agreement requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Sask Term Loans. A mandatory prepayment in the amount of approximately Cdn. $5 million was made in the first quarter of fiscal 1999 pursuant to such obligation. The Sask Credit Agreement provides for a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes (the "Saskatoon Revolver"). No borrowings were outstanding under the Sask Revolver as of March 31, 1999. Because of restrictions in the Sask Credit Agreement, the Company will generally not have access to the cash flows of Sterling Sask. The Saskatoon Credit Agreement contains provisions which restrict the payment of advances, loans, and dividends from Sterling Sask to Chemicals or Holdings. The most restrictive of the covenants limits such payments during fiscal 1999 to less than $1 million, plus any amounts due to Chemicals or Holdings from Sterling Sask under the intercompany tax sharing agreement. The indebtedness under the Sask Credit Agreement is secured by substantially all the assets of Sterling Sask.

Working Capital

     Working capital of the Company was $71 million at March 31, 1999, down from $92 million at September 30, 1998. This $21 million decrease in working capital was primarily due to a decrease in accounts receivable as a result of lower sales prices and volumes, partly attributable to the scheduled styrene and acetic acid maintenance shutdowns during the second quarter of fiscal 1999.

Cash Flow

     Net cash provided by operations was $1 million for the six months ended March 31, 1999 and $14 million for the six months ended March 31, 1998. This $13 million decrease in net cash provided by operations was primarily due to the increase in net loss resulting from the factors discussed previously.

Capital Expenditures

     The Company's capital expenditures for the first six months of fiscal 1999 were $12 million compared to $13 million in the same period in fiscal 1998. The capital expenditures in the first six months of fiscal 1999 were primarily related to the acetic acid expansion, the PAR project, the DSIDA project, and routine safety, environmental, and replacement capital. During the remainder of fiscal 1999, the Company expects to spend approximately $15 million to $20 million on the PAR project and routine safety, environmental, and replacement capital. The Company expects to fund its remaining fiscal 1999 capital expenditures from operating cash flow, plus borrowings under the Revolver, if needed.

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

     In the second phase of the Company's Year 2000 project, the Company believes it is taking the necessary steps to rectify all material Year 2000 deficiencies. A major component of this effort involves the replacement of all critical business systems which may not be Year 2000 compliant with new business systems intended to be Year 2000 compliant. All of such projects are scheduled to be completed by mid-year 1999. If the Company determines that any additional systems under review have material Year 2000 deficiencies, the Company plans to take appropriate remedial action. At this time, the instrumentation in the laboratory requires significant remediation or replacement. However, that instrumentation can be successfully operated in its current state with minimal manual intervention. Even without remediation or replacement, this instrumentation does not jeopardize the successful operation of the facility or the business.

     The final phase of the Company's Year 2000 project involves testing all critical systems to confirm that such systems will react properly to the advent of the Year 2000. The Company is in the process of conducting tests on all of its current IT and non-IT systems that were not identified as having Year 2000 deficiencies and anticipates that all such testing will be completed by June 30, 1999. Once the remediation and replacement phase is completed, the Company will conduct tests on all newly installed and updated systems to determine if they are Year 2000 compliant. Such testing is scheduled to be completed by mid-year 1999.

     The total estimated expense for the Company's Year 2000 compliance projects is approximately $11 to $13 million, of which the Company has incurred approximately $5 million through March 31, 1999. Such expense has been and will continue to be funded by the Company out of its operating cash flow and/or borrowings under its credit facilities.

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

     While the Company's Year 2000 projects are scheduled to be completed around mid-year 1999, it is possible that one or more of such projects may not be completed or that compliance efforts may be ineffective. A failure to properly and timely correct any Year 2000 deficiencies would affect the Company on several levels. If the Company's Year 2000 remediation efforts were to prove unsuccessful, the Company might be unable to take orders, sell products, operate one or more of its manufacturing facilities, or otherwise generally conduct its business. Since the Company's business is characterized by large volume sales to a relatively limited number of customers, the Company believes that, with the engagement of additional personnel, orders could be processed and deliveries completed through manual means. In preparation for such a scenario, the Company has outlined a contingency plan to guide the hiring and training of additional personnel and the processing of paperwork by manual means.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in the Annual Report have not changed significantly through the period ended March 31, 1999.

PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The information under "Legal Proceedings" in Note 4 of the Notes to Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Holdings' Annual Meeting of Stockholders was held on January 27, 1999, at which time Holding's nine incumbent directors were re-elected and the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending September 30, 1999 was ratified.

     The voting results for the re-election of the nine incumbent directors are as set forth below:

                                                                           FOR                  WITHHELD
                                                                        ---------               --------
       Frank P. Diassi...........................................       9,807,863                33,843
       Peter W. De Leeuw.........................................       9,807,887                33,819
       Robert W. Roten...........................................       9,828,969                12,737
       Allan R. Dragone..........................................       9,828,460                13,246
       John L. Garcia............................................       9,829,099                12,607
       Frank J. Hevrdejs.........................................       9,827,683                14,023
       Hunter Nelson.............................................       9,827,514                14,192
       George J. Damiris.........................................       9,829,099                12,607
       Rolf H. Towe..............................................       9,829,099                12,607

     The voting results for the appointment of Deloitte & Touche LLP as the independent accountants of the Company for the fiscal year ending September 30, 1999 are as follows:

               FOR                   AGAINST             ABSTAIN
            ---------                -------             -------
            9,809,908                14,010               17,788

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q.


 EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  ------                           ----------------------

   4.1     --Third Amended and Restated Voting Agreement dated as of February 1,
             1999.

  11.1     --Earnings Per Share Calculation.

  15.1     --Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

  27.1     --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

  27.2     --Financial Data Schedule of Sterling Chemicals, Inc.


     (b) Reports on Form 8-K.

         On March 4, 1999, the Company filed a Current Report on Form 8-K, reporting under Items 5 and 7.

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


                                  STERLING CHEMICALS HOLDINGS, INC.
                                  STERLING CHEMICALS, INC.
                                  (Registrants)



Date:  May 13, 1999               /s/ PETER W. DE LEEUW
                                  ---------------------------------------------
                                  Peter W. De Leeuw
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  May 13, 1999               /s/ GARY M. SPITZ
                                  ---------------------------------------------
                                  Gary M. Spitz
                                  Vice President-Finance and Chief Financial
                                  Officer
                                  (Principal Financial Officer)

                               INDEX TO EXHIBITS


 EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  ------                           ----------------------

   4.1     --Third Amended and Restated Voting Agreement dated as of February 1,
             1999.

  11.1     --Earnings Per Share Calculation.

  15.1     --Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

  27.1     --Financial Data Schedule of Sterling Chemicals Holdings, Inc.

  27.2     --Financial Data Schedule of Sterling Chemicals, Inc.