Form 10-Q
period 1999-06-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1999-08-13
CIK 795662, 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                            -----------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

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

COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                         76-0502785
  (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


    1200 SMITH STREET, SUITE 1900                    (713) 650-3700
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

                            -----------------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 30, 1999, Sterling Chemicals Holdings, Inc. had 12,752,907 shares of common stock outstanding. As of July 30, 1999, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.


================================================================================

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements include all statements contained in this Form 10-Q (other than statements of historical facts) regarding the cyclicality of the industries in which the Company (as defined herein) is engaged, current and future industry conditions, the cost of remediating Year 2000 issues and the effect of any unremediated or undiscovered Year 2000 issues on the Company's operations, and the potential effects of such matters on the Company's business strategy, results of operations, and financial position, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties, and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

SUBSEQUENT EVENTS, ETC.

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of August 12, 1999, except for those statements that are expressly made as of another date. The Company disclaims any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances, or developments occurring after August 12, 1999, or by the passage of time after such date and, except as required by applicable securities laws, the Company does not intend to update such information.

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


PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                         JUNE 30,        SEPTEMBER 30,
                                                                                           1999              1998
                                                                                       ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................................     $      6,327      $     11,168
   Accounts receivable ...........................................................          117,678           114,571
   Inventories ...................................................................           78,915            73,225
   Prepaid expenses ..............................................................           11,202            15,571
   Deferred tax asset ............................................................            8,817             5,140
                                                                                       ------------      ------------
     Total current assets ........................................................          222,939           219,675

Property, plant and equipment, net ...............................................          432,827           450,315
Deferred tax asset ...............................................................            7,370              --
Other assets .....................................................................           94,597            95,966
                                                                                       ------------      ------------
     Total assets ................................................................     $    757,733      $    765,956
                                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ..............................................................     $     64,912      $     46,983
   Accrued liabilities ...........................................................           64,297            71,873
   Current portion of long-term debt .............................................            2,633             8,909
                                                                                       ------------      ------------
     Total current liabilities ...................................................          131,842           127,765

Long-term debt ...................................................................          923,613           873,616
Deferred tax liability ...........................................................             --              11,123
Deferred credits and other liabilities ...........................................           78,095            80,289
Common stock held by ESOP ........................................................            2,946             5,938
Less:  unearned compensation .....................................................             (595)           (2,845)
Redeemable preferred stock .......................................................           20,225            18,249
Commitments and contingencies (Note 4) ...........................................             --                --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,305,000 shares issued and 12,098,000 outstanding at June 30, 1999, and 12,273,000
     shares issued and 12,073,000 outstanding at September 30, 1998 ..............              123               123
   Additional paid-in capital ....................................................         (542,712)         (542,701)
   Retained earnings .............................................................          174,892           229,590
   Pension adjustment ............................................................             (121)             (121)
   Accumulated translation adjustment ............................................          (28,052)          (32,559)
   Deferred compensation .........................................................              (70)             (111)
                                                                                       ------------      ------------
                                                                                           (395,940)         (345,779)
   Treasury stock, at cost, 207,000 and 200,000 shares at June 30, 1999 and
     September 30, 1998, respectively ............................................           (2,453)           (2,400)
                                                                                       ------------      ------------
       Total stockholders' equity (deficiency in assets) .........................         (398,393)         (348,179)
                                                                                       ------------      ------------
         Total liabilities and stockholders' equity (deficiency in assets) .......     $    757,733      $    765,956
                                                                                       ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                    1999              1998              1999              1998
                                                                 ------------      ------------      ------------      ------------
Revenues .....................................................   $    181,789      $    205,414      $    506,190      $    640,154
Cost of goods sold ...........................................        169,591           182,886           472,963           586,968
                                                                 ------------      ------------      ------------      ------------
Gross profit .................................................         12,198            22,528            33,227            53,186

Selling, general and administrative expenses .................          9,137            10,641            27,594            28,094
Other expense ................................................          1,733             3,022            10,809             5,962
Interest and debt related expenses, net of interest income ...         24,760            25,748            74,711            76,021
                                                                 ------------      ------------      ------------      ------------
Loss before income taxes .....................................        (23,432)          (16,883)          (79,887)          (56,891)
Benefit for income taxes .....................................         (7,017)           (3,765)          (25,552)          (17,340)
                                                                 ------------      ------------      ------------      ------------

Net loss .....................................................        (16,415)          (13,118)          (54,335)          (39,551)
Preferred stock dividends ....................................            672               607             1,975             1,826
                                                                 ------------      ------------      ------------      ------------

Net loss attributable to common stockholders .................   $    (17,087)     $    (13,725)     $    (56,310)     $    (41,377)
                                                                 ============      ============      ============      ============

Net loss per common share (Note 5) ...........................   $      (1.37)     $      (1.13)     $      (4.43)     $      (3.40)
                                                                 ============      ============      ============      ============

Weighted average shares outstanding ..........................         12,516            12,185            12,469            12,007
                                                                 ============      ============      ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED JUNE 30,
                                                                     ------------------------------
                                                                         1999              1998
                                                                     ------------      ------------
Cash flows from operating activities:
     Net loss ..................................................     $    (54,335)     $    (39,551)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization ..........................           42,375            42,205
        Interest amortization ..................................            1,781             2,830
        Deferred tax benefit ...................................          (19,198)          (14,557)
        Discount notes amortization ............................           13,738            12,898
        Early retirement programs and benefit changes ..........            6,782              --
        Other ..................................................            1,089             1,890
     Change in assets/liabilities:
        Accounts receivable ....................................           (2,604)           36,246
        Inventories ............................................           (5,195)            9,810
        Prepaid expenses .......................................           (4,896)           (1,672)
        Other assets ...........................................          (12,553)            1,055
        Accounts payable .......................................           31,747           (19,247)
        Accrued liabilities ....................................          (16,616)           (2,221)
        Other liabilities ......................................            6,366             7,836
                                                                     ------------      ------------

Net cash provided (used in) by operating activities ............          (11,519)           37,522
                                                                     ------------      ------------

Cash flows from investing activities:
     Capital expenditures ......................................          (17,836)          (18,861)
                                                                     ------------      ------------

Cash flows from financing activities:
     Proceeds from long-term debt ..............................          220,769            48,562
     Repayment of long-term debt ...............................         (196,412)          (62,448)
     Other .....................................................              (58)              104
                                                                     ------------      ------------
Net cash provided (used in) by financing activities ............           24,299           (13,782)
                                                                     ------------      ------------

Effect of United States /Canadian exchange rate on cash ........              215              (390)
                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents ...........           (4,841)            4,489
Cash and cash equivalents - beginning of year ..................           11,168             7,958
                                                                     ------------      ------------
Cash and cash equivalents - end of period ......................     $      6,327      $     12,447
                                                                     ============      ============

Supplement disclosures of cash flow information:
     Interest paid, net of interest income received ............     $    (56,534)     $    (58,534)
     Income tax refunds received ...............................            5,042             6,833


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                             JUNE 30,        SEPTEMBER 30,
                                                                               1999              1998
                                                                           ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents .........................................     $      6,307      $     11,159
   Accounts receivable ...............................................          117,701           116,398
   Inventories .......................................................           78,915            73,225
   Prepaid expenses ..................................................            9,031            13,632
   Deferred tax asset ................................................            8,817             5,140
                                                                           ------------      ------------
     Total current assets ............................................          220,771           219,554

Property, plant and equipment, net ...................................          432,827           450,315
Other assets .........................................................           91,635            92,634
                                                                           ------------      ------------
     Total assets ....................................................     $    745,233      $    762,503
                                                                           ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ..................................................     $     63,008      $     46,764
   Accrued liabilities ...............................................           64,051            71,884
   Current portion of long-term debt .................................            2,633             8,909
                                                                           ------------      ------------
   Total current liabilities .........................................          129,692           127,557

Long-term debt .......................................................          781,180           745,709
Deferred tax liability ...............................................            9,431            23,301
Deferred credits and other liabilities ...............................           81,095            83,288
Common stock held by ESOP ............................................            2,946             5,938
Less:  unearned compensation .........................................             (595)           (2,845)
Commitments and contingencies (Note 4) ...............................             --                --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value ......................................             --                --
   Additional paid-in capital ........................................         (140,013)         (139,786)
   Accumulated deficit ...............................................          (90,260)          (47,868)
   Pension adjustment ................................................             (121)             (121)
   Accumulated translation adjustment ................................          (28,052)          (32,559)
   Deferred compensation .............................................              (70)             (111)
                                                                           ------------      ------------
   Total stockholder's equity (deficiency in assets) .................         (258,516)         (220,445)
                                                                           ------------      ------------

   Total liabilities and stockholder's equity (deficiency in assets) .     $    745,233      $    762,503
                                                                           ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                                                  ----------------------------      ----------------------------
                                                                     1999             1998             1999             1998
                                                                  -----------      -----------      -----------      -----------
Revenues ....................................................     $   181,789      $   205,414      $   506,190      $   640,154
Cost of goods sold ..........................................         169,591          182,886          472,963          586,968
                                                                  -----------      -----------      -----------      -----------
Gross profit ................................................          12,198           22,528           33,227           53,186

Selling, general and administrative expenses ................           9,034           10,393           27,235           27,066
Other expense ...............................................           1,733            3,022           10,809            5,962
Interest and debt related expenses, net of interest income ..          19,640           21,188           59,881           62,867
                                                                  -----------      -----------      -----------      -----------

Loss before income taxes ....................................         (18,209)         (12,075)         (64,698)         (42,709)
Benefit for income taxes ....................................          (5,814)          (3,027)         (20,694)         (13,219)
                                                                  -----------      -----------      -----------      -----------

Net loss ....................................................     $   (12,395)     $    (9,048)     $   (44,004)     $   (29,490)
                                                                  ===========      ===========      ===========      ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED


                                                               NINE MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                 1999             1998
                                                              -----------      -----------
Cash flows from operating activities:
     Net loss ...........................................     $   (44,004)     $   (29,490)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Depreciation and amortization ...................          42,375           42,205
        Debt fee amortization ...........................           1,461            2,362
        Deferred tax benefit ............................         (19,198)         (10,451)
        Early retirement programs and benefit changes ...           6,782             --
        Other ...........................................             307            1,890
     Change in assets/liabilities:
        Accounts receivable .............................             188           36,208
        Inventories .....................................          (5,195)           9,810
        Prepaid expenses ................................          (4,662)          (1,658)
        Other assets ....................................          (7,928)           1,017
        Accounts payable ................................          28,612          (20,182)
        Accrued liabilities .............................         (16,616)          (2,221)
        Other liabilities ...............................           6,348            8,030
                                                              -----------      -----------
Net cash provided by operating activities ...............         (11,530)          37,520
                                                              -----------      -----------

Cash flows from investing activities:
   Capital expenditures .................................         (17,836)         (18,861)
                                                              -----------      -----------

Cash flows from financing activities:
   Proceeds from long-term debt .........................         220,769           48,562
   Repayment of long-term debt ..........................        (196,412)         (62,448)
   Other ................................................             (58)             104
                                                              -----------      -----------

Net cash provided by  (used in) financing activities ....          24,299          (13,782)
                                                              -----------      -----------

Effect of United States /Canadian exchange rate on cash .             215             (390)
                                                              -----------      -----------

Net increase (decrease) in cash and cash equivalents ....          (4,852)           4,487
Cash and cash equivalents - beginning of year ...........          11,159            7,958
                                                              -----------      -----------
Cash and cash equivalents - end of period ...............     $     6,307      $    12,445
                                                              ===========      ===========

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received .......     $   (56,545)     $   (58,534)
   Income tax refunds received ..........................           5,042            6,833

         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries (Holdings and its subsidiaries collectively, the "Company") and Sterling Chemicals, Inc. and its subsidiaries (Sterling Chemicals, Inc. and its subsidiaries collectively, "Chemicals") as of June 30, 1999, and their consolidated results of operations and cash flows for the applicable three month and nine month periods ended June 30, 1999 and 1998. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 1998, have been derived from the audited consolidated balance sheets as of September 30, 1998, included in the Annual Report. The accompanying consolidated financial statements as of and for the three month and nine month periods ended June 30, 1999, have been reviewed by Deloitte & Touche LLP, the Company's independent public accountants, whose reports are included herein.

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).


2. INVENTORIES

                                                               JUNE 30,      SEPTEMBER 30,
                                                                1999            1998
                                                             -----------     -----------
Inventories consisted of the following (in thousands):

Finished products ......................................     $    46,641     $    42,436

Raw materials ..........................................          14,753           8,089

Inventories under exchange agreements ..................           1,830           3,031

Stores and supplies ....................................          15,691          19,669
                                                             -----------     -----------
                                                             $    78,915     $    73,225
                                                             ===========     ===========

3. LONG-TERM DEBT

                                                                  JUNE 30,       SEPTEMBER 30,
                                                                   1999             1998
                                                                -----------      -----------
Long-term debt consisted of the following (in thousands):

Revolving credit facility .................................     $    36,450      $      --
Term loans ................................................         273,000          274,000
Saskatoon term loans ......................................          44,764           49,552
ESOP term loan ............................................           2,031            3,250
11-1/4% Notes .............................................         152,568          152,816
11-3/4% Notes .............................................         275,000          275,000
                                                                -----------      -----------
     Total Chemicals' debt outstanding ....................         783,813          754,618

13-1/2% Notes .............................................         142,433          127,907
                                                                -----------      -----------
        Total Holdings' debt outstanding ..................         926,246          882,525

Less:
     Current maturities ...................................          (2,633)          (8,909)
                                                                -----------      -----------

Total long-term debt ......................................     $   923,613      $   873,616
                                                                ===========      ===========

     On July 23, 1999, Chemicals completed a private offering (the "12-3/8% Notes Offering") of $295,000,000 of its 12-3/8% Senior Secured Notes due 2006 (the "12-3/8% Notes"). The 12-3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12-3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect U.S. subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of such subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of such subsidiary. However, the 12-3/8% Notes, and each subsidiary's guarantee, is subordinated to the extent of the collateral securing Chemicals' new secured revolving credit facilities described below. The 12-3/8% Notes and the subsidiary guarantees are secured by (i) a second priority lien on all of Chemicals' U.S. chemical production facilities and related assets, (ii) a second priority pledge of all of the capital stock of each subsidiary guarantor, and
(iii) a first priority pledge of 65% of the stock of certain of the Company's subsidiaries incorporated outside of the United States.

     In addition, on July 23, 1999, Chemicals established two new secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans (the "New Revolvers") under a single Revolving Credit Agreement (the "New Credit Agreement"). Under the New Credit Agreement, Chemicals and each of its direct and indirect U.S. subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolvers consist of (i) a $70,000,000 revolving credit facility (the "Fixed Assets Revolver") secured by a first priority lien on all of Chemicals' U.S. chemical production facilities and related assets, all of the capital stock of Chemicals and all of the capital stock of each co-borrower and a second priority lien on all accounts receivable, inventory and other specified assets of Chemicals and each co-borrower, and (ii) an $85,000,000 revolving credit facility (the "Current Assets Revolver") secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and each co-borrower.

     Funding under the 12-3/8% Notes Offering and the New Revolvers occurred on July 23, 1999. The proceeds of the 12-3/8% Notes Offering and the initial borrowings under the New Revolvers were used to completely repay all outstanding indebtedness under Chemicals existing senior credit facility. Accordingly, amounts classified as current under the terms of the existing senior credit facility have been reclassified as long-term under the terms of the 12-3/8% Notes and the New Revolvers.

     Borrowings under the Fixed Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the New Credit Agreement) plus 3.75% or the Alternate Base Rate plus 2.25%. Borrowings under the Current Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.00% or the Alternate Base Rate plus 1.50%. The "Alternate Base Rate" is equal to the greater of the Base Rate as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2% (as such terms are defined in the New Credit Agreement.). The New Credit Agreement also requires Chemicals and the co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the Fixed Assets Revolver, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the Current Assets Revolver. Available credit under the Current Assets Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of $42,500,000. In addition, the borrowing base for the Current Assets Revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

     The Fixed Assets Revolver matures in five years, with quarterly commitment reductions totalling 30% of the total commitment in year four and 70% in year five. The Current Assets Revolver matures in five years, with no scheduled commitment reductions prior to that time. However, the commitments for each of the Fixed Assets Revolver and the Current Assets Revolvers will be permanently reduced to the extent required under the New Credit Agreement upon prepayments made out of specific sources of funds, including asset sales and certain equity issuances by Holdings.

     The indenture governing the 12-3/8% Notes (the "Indenture") and the New Credit Agreement contain numerous covenants, including, but not limited to, restrictions on the ability of Chemicals and certain of its subsidiaries to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions and refinance existing indebtedness. In addition, the Indenture and the New Credit Agreement specify various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, neither the Indenture nor the New Credit Agreement requires the Company to satisfy any financial ratios or maintenance tests.

     The Indenture, the indenture governing the 11-1/4% Notes, the indenture governing the 11-3/4% Notes, and the New Credit Agreement contain provisions which restrict the payment of advances, loans and dividends from Chemicals to Holdings. The most restrictive of the covenants limits such payments during fiscal 1999 to approximately $2.0 million, plus any amounts due Holdings from Chemicals under the intercompany tax sharing agreement.

4. COMMITMENTS AND CONTINGENCIES

Product Contracts

     The Company has certain long-term agreements that provide for the dedication of 100% of the Company's production of acetic acid, plasticizers, tertiary butylamine, and sodium cyanide, each to one customer. The Company also dedicates a significant portion of its acrylonitrile, methanol, and styrene production under long-term arrangements. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices.

Environmental Regulations

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations, and permit requirements. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of the Company's chemical products and the raw materials used to produce such products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

     While the Company believes that its business operations and facilities generally are operated in compliance in all material respects with all applicable environmental and health and safety requirements, there can be no assurance that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Company's facilities could result in liabilities to the Company substantially in excess of its insurance coverages.

Legal Proceedings

     Ammonia Release. A description of the ammonia release lawsuits is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, the Company continues to vigorously defend against the claims of the approximately 100 remaining plaintiffs. The Company has settled the claims of a majority of the original plaintiffs and is engaged in ongoing settlement discussions with the remaining plaintiffs. The Company believes that all or substantially all of its future out-of-pocket costs and expenses (including settlement payments and judgements) relating to these lawsuits will be covered by the Company's liability insurance policies.

     Nickel Carbonyl Release. A description of the nickel carbonyl lawsuit is found under "Legal Proceedings" in Note 7 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, a total of eighteen contractor employees allegedly exposed to nickel carbonyl have filed a lawsuit against Chemicals seeking unspecified damages for personal injuries. A majority of these claims have been settled. Additional claims and litigation against Chemicals relating to this incident may ensue. The Company believes that all or substantially all of its future out-of-pocket costs and expenses (including settlement payments and judgements) relating to these lawsuits will be covered by the Company's liability insurance policies and/or indemnification from third parties.

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

Litigation Contingency

     The Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur any liability. These estimates are based on the Company's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by contractual indemnification obligations of third parties to the benefit of the Company. The Company, therefore, has also made estimates of its probable recoveries under insurance policies or from third-party indemnitors based on its understanding of its insurance policies and indemnification arrangements, discussions with its insurers and indemnitors, and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing, as of June 30, 1999, the Company has accrued approximately $9.9 million as its estimate of its aggregate contingent liability for these matters and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $8.8 million. At June 30, 1999, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $12 million. The Company believes that this additional reasonably possible loss would be substantially covered by insurance or indemnification.

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

                                                       THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                                       ---------------------------      ----------------------------
                                                          1999            1998             1999             1998
                                                       -----------     -----------      -----------      -----------
Net loss attributable to common stockholders .....     $   (17,087)    $   (13,725)     $   (56,310)     $   (41,377)

Plus depreciation in value of Released Shares ....            --              --              1,048              505
                                                       -----------     -----------      -----------      -----------

Net loss for purpose of computing loss per share .     $   (17,087)    $   (13,725)     $   (55,262)     $   (40,872)
                                                       ===========     ===========      ===========      ===========

Net loss per common share ........................     $     (1.37)    $     (1.13)     $     (4.43)     $     (3.40)
                                                       ===========     ===========      ===========      ===========

Weighted average shares outstanding ..............          12,516          12,185           12,469           12,007
                                                       ===========     ===========      ===========      ===========

6. CAPITAL STOCK

     In December 1998, the Company entered into separate Standby Purchase Agreements (collectively, the "Standby Purchase Agreements") with each of Gordon
A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs and Koch Capital Services, Inc. (collectively, the "Standby Purchasers"). Pursuant to the terms of the Standby Purchase Agreements, the Standby Purchasers committed to purchase up to 2.5 million shares of the common stock, par value $0.01 per share, of Holdings ("Common Stock"), at a price of $6.00 per share, if, as, and when requested by Holdings at any time or from time to time prior to December 15, 2001. Under each of the Standby Purchase Agreements, Holdings may only require the Standby Purchasers to purchase such shares if it believes that the purchase price paid by the Standby Purchasers for such shares is necessary to maintain, reestablish, or enhance the Company's borrowing ability under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. In order to induce the Standby Purchasers to enter into the Standby Purchase Agreements, Holdings issued to them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. In addition, under the terms of the Standby Purchase Agreements, Holdings agreed to issue to the Standby Purchasers additional warrants to purchase up to 300,000 additional shares of Common Stock if, as, and when they purchase shares of Common Stock under the Standby Purchase Agreements. Any shares of Common Stock purchased under the Standby Purchase Agreements, any warrants issued to the Standy Purchasers pursuant to the Standby Purchase Agreements and any shares of Common Stock purchased pursuant to such warrants will be subject to the terms of the Third Amended and Restated Voting Agreement dated as of February 1, 1999, the Sterling Chemicals Holdings, Inc. Stockholders Agreement dated effective as of August 21, 1996, as amended, the Tag-Along Agreement dated as of August 21, 1996, and the Registration Rights Agreement dated as of August 21, 1996.

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

8. NEW ACCOUNTING STANDARDS

     As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and displaying of comprehensive net income and its components. The components of comprehensive net loss, net of tax, are as follows:

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                   ----------------------------      ----------------------------
                                                      1999             1998             1999             1998
                                                   -----------      -----------      -----------      -----------
Net loss attributable to common stockholders .     $   (17,087)     $   (13,725)     $   (56,310)     $   (41,377)

Depreciation in value of Released Shares .....            --               --              1,048              505

Change in accumulated translation adjustment .           3,007           (5,143)           4,507           (9,371)
                                                   -----------      -----------      -----------      -----------

Comprehensive net loss .......................     $   (14,080)     $   (18,868)     $   (50,755)     $   (50,243)
                                                   ===========      ===========      ===========      ===========

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is evaluating the disclosures that will be required when this statement is adopted in the first quarter of fiscal 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of operations and cash flows for the three month and nine month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 10, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of June 30, 1999, and the related consolidated statements of operations and cash flows for the three month and nine month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of Chemicals' management.

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

Houston, Texas
August 10, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain capitalized terms used but not defined in this Item 2 have the meanings assigned to them in the Notes To Consolidated Financial Statements included in this Form 10-Q or in the Notes to Consolidated Financial Statements included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


OVERVIEW

      Holdings is a holding company whose only material asset is its investment in Chemicals. Holdings' only material liabilities are its obligation to repay its outstanding 13-1/2% Senior Secured Discount Notes due 2008 (the "13-1/2% Notes"), its obligation to redeem its outstanding shares of preferred stock, and certain contingent obligations. Chemicals directly or indirectly owns substantially all of the consolidated operating assets, and is obligated for substantially all remaining liabilities, of the Company. Other than the additional interest expense associated with the 13-1/2% Notes, results of operations for the Company are essentially the same as those for Chemicals. Accordingly, the discussion that follows is applicable to both entities, except as specifically noted. A separate discussion of the results of operations for Chemicals would not, in the opinion of the Company, provide any additional meaningful information.


RECENT DEVELOPMENTS

     In April 1999, the Company restarted its methanol facility, which had been shut down since August 1998 for economic reasons. A significant disparity between prices for domestic and foreign natural gas, one of the primary raw materials for methanol, has put domestic methanol producers at a disadvantage when compared to foreign competitors. One of the primary uses of methanol is in the production of MTBE used in reformulated gasolines. The State of California has recently announced that MTBE must be phased out of reformulated gasoline used in that state by December 31, 2002. In addition, in July 1999, the Environmental Protection Agency announced that it would ask Congress to develop legislation aimed at phasing out MTBE from the existing reformulated gasoline program, and to give states the authority to ban MTBE completely. These developments are expected to negatively impact the Company's methanol business, as well as the global methanol market. The Company continues to evaluate the best use for its methanol facility.

     The Company's styrene monomer unit at its facilities in Texas City, Texas (the "Texas City Plant") was shutdown for approximately one month during the second quarter of fiscal 1999 for scheduled maintenance. Although the styrene unit was restarted on March 22, 1999, the restart of the ethylbenzene unit, an important component of the styrene unit, was delayed until April 30, 1999 so that unscheduled maintenance work could be performed on a process vessel. During this delay, the Company purchased most of its ethylbenzene requirements on the spot market. The unscheduled work on the process vessel and the resulting delay in restarting the ethylbenzene unit negatively impacted pretax earnings for the third quarter of fiscal 1999 by approximately $3 million.

     In May 1999, the Company reduced its pulp chemicals business workforce by 27 employees. The Company recorded a pre-tax charge of $1.7 million, primarily associated with this reduction, in the third quarter of fiscal 1999. The Company expects this workforce reduction to generate annual savings of approximately $1.5 million, although no assurances can be given as to the level of savings that will actually be achieved.

     On July 23, 1999, Chemicals completed a private offering (the "12-3/8% Notes Offering") of $295,000,000 of its 12-3/8% Senior Secured Notes due 2006 (the "12-3/8% Notes"). In addition, on July 23, 1999, Chemicals established two new secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans (the "New Revolvers") under a single Revolving Credit Agreement (the "New Credit Agreement"). The proceeds of the 12-3/8% Notes Offering and initial borrowings under the New Revolvers were used to fully repay and terminate Chemicals' three outstanding term loans and existing revolving credit facility.


RESULTS OF OPERATIONS

     Revenues for the third quarter of fiscal 1999 were $182 million compared to revenues of $205 million for the third quarter of fiscal 1998, a decrease of 11%. Revenues for the first nine months of fiscal 1999 were $506 million compared to $640 million in the prior year period, a decrease of 20%. The decrease in revenues for the third quarter of fiscal 1999 as compared to the same period of fiscal 1998 was primarily due to lower acrylonitrile and acrylic fibers sales volumes and lower acrylonitrile, methanol, acrylic fibers, and sodium chlorate sales prices. The decrease in revenues for the first nine months of fiscal 1999 as compared to the corresponding period of fiscal 1998 was primarily due to lower acrylonitrile, styrene, methanol, and acrylic fibers sales volumes and prices and lower sodium chlorate sales prices. A net loss attributable to common stockholders of $17.1 million, or $1.37 per share, was recorded for the third quarter of fiscal 1999, compared to a net loss attributable to common stockholders of $13.7 million, or $1.13 per share, for the third quarter of fiscal 1998. A net loss attributable to common stockholders of $56.3 million, or $4.43 per share, was recorded for the first nine months of fiscal 1999, compared to a net loss attributable to common stockholders of $41.4 million, or $3.40 per share, for the same period of fiscal 1998. The increase in net loss for the third quarter of fiscal 1999 as compared to the same period of fiscal 1998 was primarily due to: (i) reduced acrylonitrile and sodium chlorate margins, (ii) the negative impact of the aforementioned delay in the restart of the ethylbenzene unit, (iii) weak markets in acrylic fibers, and (iv) costs associated with the aforementioned pulp chemicals business workforce reduction. The increase in the net loss for the first nine months of fiscal 1999 as compared to the same period of fiscal 1998 was primarily due to: (i) reduced acrylonitrile, methanol, and sodium chlorate margins, (ii) shutdowns in styrene for routine maintenance and acetic acid for expansion in the second quarter of fiscal 1999, (iii) the negative impact of the aforementioned delay in the restart of the ethylbenzene unit, (iv) weak markets in acrylic fibers, and (v) costs associated with workforce reduction programs and benefit changes, all partially offset by a modest improvement in styrene margins.

Revenues, Cost of Goods Sold, and Gross Profit

     Petrochemicals and Acrylic Fibers

     For the third quarter of fiscal 1999, the Company's revenues from its petrochemicals and acrylic fibers businesses decreased to $134 million, from $155 million for the same period of fiscal 1998. For the first nine months of fiscal 1999, the Company's revenues from its petrochemicals and acrylic fibers businesses decreased to $366 million, from $486 million for the same period of fiscal 1998. The 14% decrease in revenues for the third quarter of fiscal 1999, as compared to the same period of fiscal 1998, was primarily due to reduced acrylonitrile and acrylic fibers sales volumes and reduced acrylonitrile, methanol, and acrylic fibers sales prices, partially offset by an increase in styrene sales prices. The 25% decrease in revenues for the first nine months of fiscal 1999 as compared to the same period of fiscal 1998, was primarily due to reduced styrene, acrylonitrile, methanol, and acrylic fibers sales prices and volumes. The economic conditions in Asia continued to negatively impact market conditions in the fiscal 1999 periods, particularly for the Company's styrene, acrylonitrile, and acrylic fibers products. The Company's petrochemicals and acrylic fibers businesses recorded combined operating losses of $5 million and $26 million for the third quarter and first nine months of fiscal 1999, respectively, compared to an operating loss of $1 million and $10 million for the third quarter and first nine months of fiscal 1998, respectively. The increase in operating loss for the third quarter of fiscal 1999 was primarily due to weaker operational performance in acrylonitrile, methanol, and acrylic fibers and the negative impact of the aforementioned delay in the restart of the ethylbenzene unit. The increase in operating loss for the first nine months of fiscal 1999 was primarily due to weaker operational performance in acrylonitrile, methanol, and acrylic fibers, and costs associated with workforce reduction programs and benefit changes, partially offset by a modest improvement in styrene margins.

     Styrene revenues increased 2% to $62 million in the third quarter of fiscal 1999 and decreased 12% to $163 million for the first nine months of fiscal 1999, compared to the same periods in fiscal 1998. Styrene sales prices increased 6% and decreased 5% for the third quarter and first nine months of fiscal 1999, respectively, compared to the prior fiscal year periods. Styrene sales volumes decreased 5% and 8% for the third quarter and first nine months of fiscal 1999, respectively, compared to the prior fiscal year periods. The decrease in sales volumes for the first nine months of fiscal 1999 was primarily due to the month-long scheduled maintenance shutdown of the styrene unit during the second quarter of fiscal 1999. The major raw materials for styrene are benzene and ethylene. The price of benzene increased 12% in the third quarter of fiscal 1999 and decreased 12% in the first nine months of fiscal 1999, compared to the same periods of fiscal 1998. The price of ethylene increased 35% in the third quarter of fiscal 1999 and decreased 14% in the first nine months of fiscal 1999, compared to the same periods of fiscal 1998. Styrene margins decreased in the third quarter of fiscal 1999, compared to the same period of fiscal 1998, as higher sales prices and lower fixed manufacturing costs were insufficient to cover the increased raw materials and energy costs. Styrene margins increased in the first nine months of fiscal 1999, compared to the same period of fiscal 1998, as lower raw materials costs and lower fixed manufacturing costs more than offset the lower sales prices.

     Acrylonitrile revenues decreased 35% to $17 million in the third quarter of fiscal 1999 and 40% to $53 million for the first nine months of fiscal 1999, compared to the same periods in fiscal 1998. Acrylonitrile sales prices decreased 24% and 29% for the third quarter and first nine months of fiscal 1999, respectively, compared to the prior fiscal year periods. In addition, acrylonitrile sales volumes decreased 14% for both the third quarter and first nine months of fiscal 1999, compared to the prior fiscal year periods. The lower sales prices and volumes were primarily due to weaker market conditions, primarily in Asia. The major raw materials for acrylonitrile are propylene and ammonia. The price of propylene decreased 14% and 29% in the third quarter of fiscal 1999 and the first nine months of fiscal 1999, respectively, compared to the same periods of fiscal 1998. The price of ammonia remained constant in the third quarter of fiscal 1999 and decreased 13% in the first nine months of fiscal 1999, compared to the same periods of fiscal 1998. Acrylonitrile margins decreased in the third quarter and first nine months of fiscal 1999, compared to the same periods of fiscal 1998, as significantly lower sales prices more than offset the lower raw materials costs and fixed manufacturing costs.

     Acrylic fibers revenues decreased 32% to $17 million in the third quarter of fiscal 1999 and 37% to $48 million for the first nine months of fiscal 1999, compared to the same periods in fiscal 1998. Acrylic fibers sales volumes decreased 18% and 31% for the third quarter and first nine months of fiscal 1999, respectively, compared to the prior fiscal year periods. The performance of the Company's acrylic fibers business in the third quarter and first nine months of fiscal 1999 continued to be negatively impacted by weak market conditions and imports from foreign suppliers.

     Revenues from the Company's business unit that produces acetic acid, methanol, plasticizers, and certain other petrochemicals ("AMP") decreased 11% to $37 million in the third quarter of fiscal 1999 and 25% to $103 million for the first nine months of fiscal 1999, compared to the same periods in fiscal 1998. The decreases in revenues for the third quarter and first nine months of fiscal 1999 were primarily due to a 26% and 44% decrease in methanol sales prices, respectively, and a 1% and 19% decrease in methanol sales volumes, respectively, compared to the prior fiscal year periods. The decrease in methanol revenues and sales volumes was primarily a result of continued overcapacity in the global methanol market. The Company's AMP products reported an increase in operating earnings in the third quarter of fiscal 1999 compared to the prior period of fiscal 1998 as lower methanol margins were more than offset by cost reductions. The Company's AMP products reported a decrease in operating earnings in the first nine months of fiscal 1999 compared to the prior periods of fiscal 1998 primarily due to the aforementioned weak methanol market conditions and acetic acid shutdown for expansion in the second quarter of fiscal 1999.

     Pulp Chemicals

     Revenues from the Company's pulp chemicals business decreased 5% to $48 million in the third quarter of fiscal 1999 and decreased 9% to $140 million in the first nine months of fiscal 1999, compared to the same periods in fiscal 1998. The decrease in revenues in the third quarter and first nine months of fiscal 1999 was primarily due to a decrease in average sodium chlorate sales prices compared to the prior periods of fiscal 1998. The decline in sodium chlorate sales prices was primarily due to an increase in North American sodium chlorate capacity. The Company's pulp chemicals business recorded operating earnings of $6 million and $21 million for the third quarter and first nine months of fiscal 1999, respectively, compared to operating earnings of $9 million and $29 million for the same periods of fiscal 1998. This reduction in operating earnings was primarily due to reduced sodium chlorate sales prices.

Selling, General, and Administrative ("SG&A") Expenses

     SG&A expenses were $9 million and $28 million for the third quarter and first nine months of fiscal 1999, respectively, compared to $11 million and $28 million for the same periods of fiscal 1998. SG&A expenses were impacted favorably by cost reduction programs which were mostly offset by costs associated with upgrades of certain of the Company's information technology systems, including Year 2000 compliance activities.

Other Expense

     Other expense was $2 million and $11 million for the third quarter and first nine months of fiscal 1999, respectively, compared to $3 million and $6 million for the same periods of fiscal 1998. The fiscal 1999 amounts relate to the aforementioned one-time non-cash charge related to early retirement programs and benefit changes and workforce reductions in the petrochemicals business and pulp chemical business. The fiscal 1998 amounts relate to voluntary severance programs in the petrochemicals business.

Interest and Debt Related Expenses

     Interest and debt related expense was $25 million and $75 million for the third quarter and nine months of fiscal 1999, respectively, compared to $26 million and $76 million for the same periods of fiscal 1998.

Benefit for Income Taxes

     Benefit for income taxes for the third quarter and first nine months of fiscal 1999 were $7 million (effective tax rate of 30%) and $26 million (effective tax rate of 32%), respectively, compared to $4 million (effective tax rate of 22%) and $17 million (effective tax rate of 30%) for the comparable periods of fiscal 1998. The increase in the benefit was primarily the result of the increase in the Company's pre-tax losses in the fiscal 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company's old long-term debt (including current maturities) totaled approximately $926 million and consisted of: (i) three term loans under the Old Credit Agreement (defined below); (ii) loans under the Old Revolver (defined below); (iii) two term loans under the Sask Credit Agreement (defined below); (iv) Chemicals' 11-1/4% Senior Subordinated Notes due 2007 (the "11-1/4% Notes"); (v) Chemicals' 11-3/4% Senior Subordinated Notes due 2006 (the "11-3/4 Notes"); and (vi) the 13-1/2% Notes.

     In July 1997, Chemicals entered into an Amended and Restated Credit Agreement (as amended, the "Old Credit Agreement") with Chase Bank of Texas, National Association, individually and as administrative agent, Credit Suisse First Boston, individually and as documentation agent, and certain other financial institutions. The Old Credit Agreement established a revolving credit facility (the "Old Revolver") under which Chemicals could borrow, repay and reborrow funds for general corporate purposes. As of June 30, 1999, Chemicals had drawn approximately $36 million and had approximately $4 million in letters of credit outstanding under the Old Revolver.

     In December 1998, Chemicals obtained certain amendments to the financial covenants contained in the Old Credit Agreement which made the financial covenants less restrictive through December 31, 1999. Chemicals was in compliance with the covenants at all times, but requested the amendments based on its revised financial projections. Chemicals was in compliance with all covenants in the Old Credit Agreement at June 30, 1999.

     On July 23, 1999, Chemicals completed a refinancing of its senior debt outstanding under the Old Credit Agreement by issuing the 12-3/8% Notes and establishing the New Revolvers with aggregate borrowing capacity of $155 million, approximately $47 million of which was drawn under the Fixed Assets Revolver (defined below) at closing. The Old Credit Agreement was terminated upon consummation of the refinancing. The refinancing increased Chemicals' liquidity by eliminating near-term debt amortization and financial covenants associated with the Old Credit Agreement that limited availability under the Old Revolver, as well as by increasing revolving credit availability. Although no assurances can be given, the Company believes the additional liquidity provided by the refinancing, when combined with cash flows from operations and other sources of available capital, will be sufficient to enable Chemicals to operate through the current cyclical downturn in the markets for its primary petrochemicals products. Such belief is largely based upon published predictions of industry experts as to the timing of improvements in those markets. If conditions in those markets do not improve as predicted, the Company may be unable to fund its operations and meet its debt service requirements over an extended period.

     The 12-3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12-3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect U.S. subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of such subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of such subsidiary. However, the 12-3/8% Notes, and each subsidiary's guarantee, is subordinated to the extent of the collateral securing the New Revolvers. The 12-3/8% Notes and the subsidiary guarantees are secured by (i) a second priority lien on all of Chemicals' U.S. chemical production facilities and related assets, (ii) a second priority pledge of all of the capital stock of each subsidiary guarantor, and
(iii) a first priority pledge of 65% of the stock of certain of the Company's subsidiaries incorporated outside of the United States.

     Under the New Credit Agreement, Chemicals and each of its direct and indirect U.S. subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolvers consist of (i) a $70,000,000 revolving credit facility (the "Fixed Assets Revolver") secured by a first priority lien on all of Chemicals' U.S. chemical production facilities and related assets, all of the capital stock of Chemicals and all of the capital stock of each co-borrower and a second priority lien on all accounts receivable, inventory and other specified assets of Chemicals and each co-borrower, and (ii) an $85,000,000 revolving credit facility (the "Current Assets Revolver") secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and each co-borrower.

     The commitments for each of the Fixed Assets Revolver and the Current Assets Revolver will be permanently reduced to the extent required under the New Credit Agreement upon prepayments made out of specific sources of funds, including assets sales and certain equity issuances by Holdings.

     The indenture governing the 12-3/8% Notes (the "Indenture") and the New Credit Agreement contain numerous covenants, including, but not limited to, restrictions on the ability of Chemicals and certain of its subsidiaries to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions and refinance existing indebtedness. In addition, the Indenture and the New Credit Agreement specify various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, neither the Indenture nor the New Credit Agreement requires the Company to satisfy any financial ratios or maintenance tests.

     The Indenture, the indenture governing the 11-1/4% Notes, the indenture governing the 11-3/4% Notes, and the New Credit Agreement contain provisions which restrict the payment of advances, loans and dividends from Chemicals to Holdings. The most restrictive of these covenants limits such payments during fiscal 1999 to approximately $2.0 million, plus any amounts due Holdings from Chemicals under the intercompany tax sharing agreement.

     Available credit under the Current Assets Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of $42,500,000. In addition, the borrowing base for the Current Assets Revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

     As Sterling Sask is designated as an "Unrestricted Subsidiary" under the New Credit Agreement and the indentures governing the 13-1/2% Notes, the 11-3/4% Notes, the 11-1/4% Notes, and the 12-3/8% Notes, Sterling Sask is generally not subject to, nor are its results considered in determining Chemicals' compliance with, the restrictive covenants contained therein. In July 1997, Sterling Sask entered into a Credit Agreement (the "Sask Credit Agreement") with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions. The Sask Credit Agreement requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Sask Term Loans. A mandatory prepayment in the amount of approximately Cdn. $5 million was made in the first quarter of fiscal 1999 pursuant to such obligation. The Sask Credit Agreement provides for a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes (the "Saskatoon Revolver"). No borrowings were outstanding under the Sask Revolver as of June 30, 1999. Because of restrictions in the Sask Credit Agreement, the Company will generally not have access to the cash flows of Sterling Sask. The Saskatoon Credit Agreement contains provisions which restrict the payment of advances, loans, and dividends from Sterling Sask to Chemicals or Holdings. The most restrictive of the covenants limits such payments during fiscal 1999 to less than $1 million, plus any amounts due to Chemicals or Holdings from Sterling Sask under the intercompany tax sharing agreement. The indebtedness under the Sask Credit Agreement is secured by substantially all the assets of Sterling Sask.

     In December 1998, Holdings entered into the Standby Purchase Agreements with the Standby Purchasers. Pursuant to the terms of the Standby Purchase Agreements, the Standby Purchasers committed to purchase up to 2.5 million shares of Common Stock, at a price of $6.00 per share, if, as and when requested by Holdings at any time or from time to time prior to December 15, 2001. Under each of the Standby Purchase Agreements, Holdings may only require the Standby Purchasers to purchase such shares if it believes that the purchase price paid by the Standby Purchasers for such shares is necessary to maintain, reestablish, or enhance the Company's borrowing ability under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. In order to induce the Standby Purchasers to enter into the Standby Purchase Agreements, Holdings issued to them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. In addition, under the terms of the Standby Purchase Agreements, Holdings agreed to issue to the Standby Purchasers additional warrants to purchase 300,000 additional shares of Common Stock if, as, and when they purchase shares of Common Stock under the Standby Purchase Agreements.

Working Capital

     Working capital of the Company was $91 million at June 30, 1999, down from $92 million at September 30, 1998. This $1 million decrease in working capital was primarily due to the timing of working capital items and improved working capital management.

Cash Flow

     Net cash used in operations was $12 million for the nine months ended June 30, 1999, compared to net cash provided by operations of $38 million for the nine months ended June 30, 1998. This $50 million decrease in net cash provided by operations was primarily due to the increase in operating losses.

Capital Expenditures

     The Company's capital expenditures for the first nine months of fiscal 1999 were $18 million compared to $19 million in the same period in fiscal 1998. The capital expenditures in the first nine months of fiscal 1999 were primarily related to the acetic acid expansion, the Company's phenylacetylene reduction ("PAR") project, the Company's disodium iminodiacetic acid project ("DSIDA") with Monsanto Company, and routine safety, environmental, and replacement capital. During the remainder of fiscal 1999, the Company expects to spend approximately $8 million to $10 million on the PAR project, the DSIDA project, and routine safety, environmental, and replacement capital. The Company expects to fund its remaining fiscal 1999 capital expenditures from operating cash flow, plus borrowings under the New Revolvers, if needed.

Year 2000 Issue

     Some computer systems and other equipment with computer chips store dates as two digits rather than four to define the applicable year. For example, these computer systems would store the year "1999" as "99". Any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year may interpret the digits "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing serious disruption of operations. The Company is in the process, using both internal and external resources, of addressing the Year 2000 issue. The Company is currently engaged in a comprehensive project intended to upgrade its information technology systems (such as computer systems and software) and non-information technology systems (such as process control systems and other equipment that utilize embedded chips to control various functions) to systems that will consistently and properly recognize the Year 2000 and subsequent years.

     The Company has conducted an inventory of its hardware and software and made a preliminary assessment of the Year 2000 compliance of its business and process control systems. This preliminary assessment determined which of the Company's business and process control systems are critical to its business. Those systems deemed to be critical were assigned a higher priority in the Year 2000 remediation effort. In this phase of the project, the Company discovered some Year 2000 deficiencies in its business systems and initiated plans to rectify these issues in the remediation and replacement phase of the project. The preliminary assessment of the Company's process control systems did not detect any material Year 2000 difficulties. The Company then engaged a nationally recognized independent consultant to perform a more detailed survey of all of its business and process control systems (both critical and non-critical) to confirm the absence of any additional material Year 2000 deficiencies. This survey has been completed and did not reveal any additional material Year 2000 deficiencies.

     In the second phase of the Company's Year 2000 project, the Company believes it is taking the necessary steps to rectify all material Year 2000 deficiencies. A major component of this effort involves the replacement of all critical business systems which may not be Year 2000 compliant with new business systems intended to be Year 2000 compliant. All of such projects are scheduled to be completed by October 1999. If the Company determines that any additional systems under review have material Year 2000 deficiencies, the Company plans to take appropriate remedial action. At this time, the instrumentation in the laboratory at the Company's Texas City, Texas facilities requires significant remediation or replacement. However, that instrumentation can be successfully operated in its current state with minimal manual intervention. Even without remediation or replacement, this instrumentation would not jeopardize the successful operation of the Company's Texas City, Texas facility.

     The final phase of the Company's Year 2000 project involves testing all critical systems to confirm that such systems will react properly to the advent of the Year 2000. The Company is in the process of conducting tests on all of its current information technology and non-information technology systems that were not identified as having Year 2000 deficiencies and anticipates that all such testing will be completed by October 1999. Once the remediation and replacement phase is completed, the Company will conduct tests on all newly installed and updated systems to determine if they are Year 2000 compliant. Such testing is scheduled to be completed by September 30, 1999.

     The total estimated expense for the Company's Year 2000 compliance projects is approximately $13 to $15 million, of which the Company has incurred approximately $6 million through June 30, 1999. Such expense has been and will continue to be funded by the Company out of its operating cash flow and/or borrowings under its credit facilities.

     Irrespective of the efforts of the Company, certain Year 2000 problems, such as processing failures, error messages, or incorrect data may still occur in some of its computer systems if the Company receives programs and/or data from third parties who are not Year 2000 compliant. Moreover, the Company's business may be disrupted in other ways by Year 2000 problems of third parties, which may affect, for example, the Company's ability to obtain needed materials or deliver its products. The Company is in the process of determining whether its significant vendors, customers, and others with whom it deals are Year 2000 compliant and has requested that such persons (other than those that the Company believes do not have a material impact on the business of the Company or its operations) complete and return surveys with respect to their Year 2000 issues. The Company has not received any survey response which indicates that any of such persons has any specific Year 2000 problems. However, no assurances can be given that a Year 2000 problem will not occur for the Company as a result of a Year 2000 problem of a vendor or customer of the Company or some other person with whom the Company deals.

     While the Company's Year 2000 projects are scheduled to be completed by September 30, 1999, it is possible that one or more of such projects may not be completed or that compliance efforts may be ineffective. A failure to properly and timely correct any Year 2000 deficiencies would affect the Company on several levels. If the Company's Year 2000 remediation efforts were to prove unsuccessful, the Company might be unable to take orders, sell products, operate one or more of its manufacturing facilities, or otherwise generally conduct its business. Since the Company's business is characterized by large volume sales to a relatively limited number of customers, the Company believes that, with the engagement of additional personnel, orders could be processed and deliveries completed through manual means. In preparation for such a scenario, the Company has outlined a contingency plan to guide the hiring and training of additional personnel and the processing of paperwork manually.

     Although the Company believes that it is taking the appropriate courses of action to ensure that it is Year 2000 compliant, there can be no assurance that the actions discussed herein will have the anticipated results or that Year 2000 problems will not have a material adverse effect on the Company's financial condition or results of operations. Specific factors that might affect the success of the Company's Year 2000 efforts and the occurrence of Year 2000 disruption or expense include (i) failure of the Company or its consultant to properly identify deficient systems, (ii) the failure of the selected remedial action to adequately address any deficiencies, (iii) the failure of the Company's consultant to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), (iv) unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, and (v) the failure of third parties to become compliant or to adequately notify the Company of potential noncompliance.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk disclosures set forth in the Annual Report had not changed significantly through the period ended June 30, 1999.

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


 EXHIBIT
 NUMBER                                          DESCRIPTION OF EXHIBIT


   4.1 - Revolving Credit Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as the Borrowers, The CIT Group/Business Credit, Inc., as the Administrative Agent, Credit Suisse First Boston, as the Documentation Agent, DLJ Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders.

   4.2 - Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 23, 1999 by Sterling Chemicals, Inc., Trustor, to Linda H. Earle, Trustee for the benefit of The CIT Group/Business Credit, Inc., as Administrative and Collateral Agent, Beneficiary.

   4.3 - Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 23, 1999 by Sterling Fibers, Inc., Mortgagor, to The CIT Group/Business Credit, Inc., Mortgagee

   4.4 - Leasehold Deed to Secure Debt, Assignment and Security Agreement dated as of July 23, 1999 by Sterling Pulp Chemicals, Inc. to The CIT Group/Business Credit, Inc., as Administrative Agent, and U.S. Bank Trust National Association, as Georgia co-agent.

   4.5 - Fixed Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as the Grantors, and The CIT Group/Business Credit, Inc., as Administrative Agent for each of the Fixed Assets Secured Parties.

   4.6 - Current Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as the Grantors, and The CIT Group/Business Credit, Inc., as Administrative Agent for each of the Current Assets Secured Parties.

   4.7 - Parent Pledge Agreement dated as of July 23, 1999 between Sterling Chemicals Holdings, Inc. and The CITGroup/ Business Credit, Inc., as Administrative Agent for each of the Fixed Assets Secured Parties.

   4.8 - Obligor Pledge Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling Pulp Chemicals US, Inc., as the Pledgors, and The CIT Group/Business Credit, Inc., as Administrative Agent for each of the Fixed Assets Secured Parties.

   4.9 - Indenture dated as of July 23, 1999 among Sterling Chemicals, Inc., as Issuer, Sterling Canada, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc., Sterling Fibers, Inc., Sterling Pulp Chemicals US, Inc. and Sterling Pulp Chemicals, Inc., as Guarantors, and Harris Trust Company of New York, as Trustee.

   4.10 - Second Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 23, 1999 by Sterling Chemicals, Inc., Trustor, to John Dorris, Trustee for the benefit of Harris Trust Company of New York, Beneficiary.

   4.11 - Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 23, 1999 between Sterling Fibers, Inc., Mortgagor, and The CIT Group/Business Credit, Inc., Mortgagee

   4.12 - Second Leasehold Deed to Secure Debt, Assignment and Security Agreement dated as of July 23, 1999 by Sterling Pulp Chemicals, Inc., Grantor, to Harris Trust Company of New York, as Collateral Agent, and U.S. Bank Trust National Association, as Georgia co-agent.

   4.13 - Security Agreement dated as of July 23, 1999 among Sterling
          Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp Chemicals, Inc., Sterling Pulp Chemicals US, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as Assignors, and Harris Trust Company of New York, as Collateral Agent.

   4.14 - Stock Pledge and Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling Pulp Chemicals US, Inc., as Pledgors, and Harris Trust Company of New York, as Collateral Agent.

   4.15 - Stock Pledge and Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc. and Sterling Canada, Inc., as Pledgors, and Harris Trust Company of New York, as Collateral Agent.

   4.16 - A/B Exchange Registration Rights Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., as the Company, Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as Guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston Corporation, as Initial Purchasers.

   4.17 - Senior Debt Intercreditor Agreement dated as of July 23, 199 among Harris Trust Company of New York, as Trustee, The CIT Group/Business Credit, Inc., as Administrative Agent, and Sterling Chemicals, Inc.

   4.18 - Amendment Of Intercreditor Agreement dated as of July 23, 1999, among Sterling Chemicals Holdings, Inc., Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), as Administrative Agent, and State Street Bank And Trust Company, as Trustee.

   11.1 - Earnings Per Share Calculation.

   15.1 - Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

   27.1 - Financial Data Schedule of Sterling Chemicals Holdings, Inc.

   27.2 - Financial Data Schedule of Sterling Chemicals, Inc.


     (b) Reports on Form 8-K.

         On July 15, 1999, the Company filed a Current Report on Form 8-K, reporting under Items 5 and 7.

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


                                         STERLING CHEMICALS HOLDINGS, INC.
                                         STERLING CHEMICALS, INC.
                                         (Registrants)



Date: August 13, 1999                    /s/ PETER W. DE LEEUW
                                         ---------------------------------------
                                         Peter W. De Leeuw
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: August 13, 1999                    /s/ GARY M. SPITZ
                                         ---------------------------------------
                                         Gary M. Spitz
                                         Vice President-Finance and Chief
                                          Financial Officer
                                         (Principal Financial Officer)

                               INDEX TO EXHIBITS

   4.1 - Revolving Credit Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as the Borrowers, The CIT Group/Business Credit, Inc., as the Administrative Agent, Credit Suisse First Boston, as the Documentation Agent, DLJ Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders.

   4.2 - Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 23, 1999 by Sterling Chemicals, Inc., Trustor, to Linda H. Earle, Trustee for the benefit of The CIT Group/Business Credit, Inc., as Administrative and Collateral Agent, Beneficiary.

   4.3 - Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 23, 1999 by Sterling Fibers, Inc., Mortgagor, to The CIT Group/Business Credit, Inc., Mortgagee

   4.4 - Leasehold Deed to Secure Debt, Assignment and Security Agreement dated as of July 23, 1999 by Sterling Pulp Chemicals, Inc. to The CIT Group/Business Credit, Inc., as Administrative Agent, and U.S. Bank Trust National Association, as Georgia co-agent.

   4.5 - Fixed Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as the Grantors, and The CIT Group/Business Credit, Inc., as Administrative Agent for each of the Fixed Assets Secured Parties.

   4.6 - Current Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as the Grantors, and The CIT Group/Business Credit, Inc., as Administrative Agent for each of the Current Assets Secured Parties.

   4.7 - Parent Pledge Agreement dated as of July 23, 1999 between Sterling Chemicals Holdings, Inc. and The CITGroup/ Business Credit, Inc., as Administrative Agent for each of the Fixed Assets Secured Parties.

   4.8 - Obligor Pledge Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling Pulp Chemicals US, Inc., as the Pledgors, and The CIT Group/Business Credit, Inc., as Administrative Agent for each of the Fixed Assets Secured Parties.

   4.9 - Indenture dated as of July 23, 1999 among Sterling Chemicals, Inc., as Issuer, Sterling Canada, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc., Sterling Fibers, Inc., Sterling Pulp Chemicals US, Inc. and Sterling Pulp Chemicals, Inc., as Guarantors, and Harris Trust Company of New York, as Trustee.

   4.10 - Second Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 23, 1999 by Sterling Chemicals, Inc., Trustor, to John Dorris, Trustee for the benefit of Harris Trust Company of New York, Beneficiary.

   4.11 - Second Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 23, 1999 between Sterling Fibers, Inc., Mortgagor, and The CIT Group/Business Credit, Inc., Mortgagee

   4.12 - Second Leasehold Deed to Secure Debt, Assignment and Security Agreement dated as of July 23, 1999 by Sterling Pulp Chemicals, Inc., Grantor, to Harris Trust Company of New York, as Collateral Agent, and U.S. Bank Trust National Association, as Georgia co-agent.

   4.13 - Security Agreement dated as of July 23, 1999 among Sterling
          Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp Chemicals, Inc., Sterling Pulp Chemicals US, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as Assignors, and Harris Trust Company of New York, as Collateral Agent.

   4.14 - Stock Pledge and Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling Pulp Chemicals US, Inc., as Pledgors, and Harris Trust Company of New York, as Collateral Agent.

   4.15 - Stock Pledge and Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc. and Sterling Canada, Inc., as Pledgors, and Harris Trust Company of New York, as Collateral Agent.

   4.16 - A/B Exchange Registration Rights Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., as the Company, Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and Sterling Chemicals International. Inc., as Guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston Corporation, as Initial Purchasers.

   4.17 - Senior Debt Intercreditor Agreement dated as of July 23, 199 among Harris Trust Company of New York, as Trustee, The CIT Group/Business Credit, Inc., as Administrative Agent, and Sterling Chemicals, Inc.

   4.18 - Amendment Of Intercreditor Agreement dated as of July 23, 1999, among Sterling Chemicals Holdings, Inc., Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), as Administrative Agent, and State Street Bank And Trust Company, as Trustee.

   11.1 - Earnings Per Share Calculation.

   15.1 - Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

   27.1 - Financial Data Schedule of Sterling Chemicals Holdings, Inc.

   27.2 - Financial Data Schedule of Sterling Chemicals, Inc.