Form 10-K
period 1999-09-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 1999-12-16
CIK 795662, 1014669

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1999
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from         to

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

       STERLING CHEMICALS, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL
       INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, AND IS THEREFORE FILING
      THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PROVIDED FOR BY GENERAL
                         INSTRUCTION I(2) OF FORM 10-K

                         -------------------------------

         Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                                 ---

         As of December 6, 1999, Sterling Chemicals Holdings, Inc. had 12,751,793 shares of common stock outstanding. As of such date, the aggregate market value of such common stock held by nonaffiliates, based upon the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was approximately $36 million. As of December 6, 1999, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

         Portions of the definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders of Sterling Chemicals Holdings, Inc. are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                            ----
                                                             PART I

                  Important Information Regarding this Form 10-K........................................................     1
Item 1.           Business..............................................................................................     2
                      Business Strategy.................................................................................     2
                      Recent Developments...............................................................................     2
                      Industry Overview.................................................................................     3
                      Product Summary...................................................................................     5
                      Products..........................................................................................     6
                      Sales and Marketing...............................................................................     8
                      Contracts.........................................................................................     9
                      Raw Materials for Products and Energy Resources...................................................     10
                      Technology and Licensing..........................................................................     12
                      Competition.......................................................................................     12
                      Environmental Matters.............................................................................     13
                      Employees.........................................................................................     15
                      Insurance.........................................................................................     15
Item 2.           Properties............................................................................................     15
Item 3.           Legal Proceedings.....................................................................................     17
Item 4.           Submission of Matters to Vote of Security Holders.....................................................     18

                                                             PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.................................     19
Item 6.           Selected Financial Data of the Company................................................................     20
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.................     22
                      Overview..........................................................................................     22
                      Liquidity and Capital Resources...................................................................     23
                      New Accounting Standards..........................................................................     26
                      Certain Known Events, Trends, Uncertainties, and Risk Factors.....................................     26
                      Results of Operations.............................................................................     32
                      Comparison of Fiscal 1999 to Fiscal 1998..........................................................     33
                      Comparison of Fiscal 1998 to Fiscal 1997..........................................................     35
Item 7A.          Qualitative and Quantitative Disclosure about Market Risk.............................................     38
Item 8.           Financial Statements and Supplementary Data...........................................................     39
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................    107

                                                            PART III

Item 10.          Directors and Executive Officers of the Registrant....................................................    107
Item 11.          Executive Compensation................................................................................    107
Item 12.          Security Ownership of Certain Beneficial Owners and Management........................................    107
Item 13.          Certain Relationships and Related Transactions........................................................    107

                                                             PART IV

Item 14.          Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K..........................    108

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-K

       Readers should consider the following information as they review this Form 10-K.

FORWARD-LOOKING STATEMENTS

       This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Qualitative and Quantitative Disclosure about Market Risk" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations and financial position, and our market sensitive financial instruments are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties and Risk Factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS, ETC.

       All statements contained in this Form 10-K, including the forward-looking statements discussed above, are made as of December 16, 1999, except for those statements that are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-K to the extent such information is affected or impacted by events, circumstances, or developments occurring after December 16, 1999, or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

DOCUMENT SUMMARIES

       Statements contained in this Form 10-K describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.

FISCAL YEAR

       We keep our books of record and account based on annual accounting periods ending on September 30 of each year. Accordingly, all references in this Form 10-K to a particular fiscal year refers to the twelve calendar month period ending on September 30 of that year.

                                     PART I

       This combined Form 10-K is separately filed by Sterling Chemicals Holdings, Inc. ("Holdings") and Sterling Chemicals, Inc. ("Chemicals"). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as the "Company," "we," "our," "ours," and "us."

ITEM 1. BUSINESS

       We were organized as a Delaware corporation in 1986 and have our principal executive offices in Houston, Texas. In connection with our August 21, 1996 merger with STX Acquisition Corp., we recapitalized and reorganized into a holding company structure, with our only material asset after the merger being the capital stock of Chemicals, our wholly owned operating subsidiary. Through Chemicals and its subsidiaries, we manufacture seven commodity petrochemicals at our Texas City, Texas plant. We also manufacture chemicals for use primarily in the pulp and paper industry at five plants in Canada and one plant in Valdosta, Georgia, and acrylic fibers at our plant near Pensacola, Florida. At our Texas City facility, we produce styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine, or "TBA", and sodium cyanide. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We produce regular textile fibers, specialty textile fibers, and technical fibers at our acrylic fibers facility, as well as licensing our acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at our five plants in Canada and at our Valdosta facility. Sodium chlorite is produced at one of our Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of our Canadian locations. We license, engineer, and oversee construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of our pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

BUSINESS STRATEGY

       Our objectives are to be a premier producer of chemicals, to maintain a strong market position, to achieve first quartile cost performance in all of our major products, and to provide superior customer service. Our management team has adopted the following strategies in pursuit of these objectives:

       o      Continue to improve our cost structure;

       o Pursue growth opportunities through facility expansions, upgrades, and strategic alliances; and

       o Optimize capacity utilization rates through long-term supply arrangements.

The cyclicality of the markets for our primary products, however, subjects us to periods of overcapacity accompanied by lower prices and profit margins. In addition, the instruments governing our outstanding debt limit our ability to incur additional debt to finance additional acquisitions and other expenditures. These and other factors may limit our ability to successfully implement our business strategy.

RECENT DEVELOPMENTS

       During fiscal 1999, we reduced our pulp chemicals workforce by approximately 50 employees and reduced our Texas City facility and corporate office workforce by approximately 140 employees. We also completed a new labor contract with our unionized employees at our Texas City facility in December of 1998, which allows reduced staffing levels and improved work practices. In connection with these workforce reductions and new labor contract, we took one-time non-cash pre-tax charges of approximately $11 million in fiscal 1999. We expect these actions to generate combined annual savings of approximately $11 million to $13 million. We cannot, however, give you any assurance of the level of savings that will actually be achieved.

       We entered into several agreements with Monsanto Company on October 22, 1999, related to the construction by Monsanto of a new disodium iminodiacetate, or "DSIDA", plant at our Texas City facility. DSIDA is an essential intermediate in the production of Monsanto's Roundup(R), a glyphosate based herbicide. We believe the DSIDA project, as currently planned, could generate additional annual cash flows of up to $8 million, depending on operating rates and market conditions. We cannot, however, give you any assurance that the DSIDA project will generate any specific amount of additional cash flows.

         On July 23, 1999, we completed a private offering of $295,000,000 of 12 3/8% Senior Secured Notes due 2006. In addition, on July 23, 1999, we established two new secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans under a single revolving credit agreement. The proceeds from the sale of the 12 3/8% Notes and the initial borrowings under these revolving credit facilities were used to fully repay and terminate Chemicals' prior senior credit facility.

       During the fourth quarter of fiscal 1999, we recorded pre-tax non-cash impairment expense related to our methanol plant of $26.4 million. This impairment was precipitated in part by recently enacted legislation in the State of California, and similar legislation proposed by other States and the Environmental Protection Agency's Blue Ribbon Panel, mandating the rapid phase-out of MTBE in reformulated gasoline. The MTBE market consumes a significant portion of the methanol produced in the United States. The impairment of our methanol plant also reflects the competitive advantage that foreign methanol producers have over domestic methanol producers due to the significant disparity between prices for foreign and domestic natural gas, one of the primary raw materials for methanol.

       Selling prices and margins for styrene, which have a profound effect on our earnings, have increased significantly during the first quarter of fiscal 2000 as a result of increased global demand and restrictions on supply of these products. We cannot, however, be sure that these increases can be sustained or whether prices and margins will increase or decrease in the future.

INDUSTRY OVERVIEW

       The primary markets in which we compete, especially styrene and acrylonitrile, are cyclical and are sensitive to several factors including:

       o    changes in the balance between supply and demand;

       o    the price of raw materials; and

       o    the level of general worldwide economic activity.

Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in overcapacity and declining prices and profit margins. During the last several years large global capacity additions of styrene and acrylonitrile and events in the financial markets in certain Asian countries have had a negative impact on sales volumes, prices, and margins, particularly for styrene and acrylonitrile.


Petrochemicals

       Styrene. The global styrene capacity is approximately 45 billion pounds. Total North American styrene capacity is currently approximately 13 billion pounds per year. Similar to other petrochemicals, styrene tends to experience periods of strong demand resulting in tight supply and high prices and margins. This tight balance in supply and demand often results in new capacity additions. In most cases, incremental capacity comes in the form of large new plants or major expansions of existing facilities. As this new capacity comes on line, it often exceeds current demand growth and results in a decline in prices and margins.

       The North American styrene industry ran at high utilization rates during 1994 and 1995, resulting from strong demand growth from worldwide economic expansion. Strong demand growth and high utilization rates resulted in high styrene prices and margins. In response to favorable market conditions, several major producers announced new capacity increases in 1997 and 1998, particularly in the Far East. At the time of this announced new capacity, there was a general slowdown in the worldwide economic growth rate, prompting customers to begin utilizing their available inventories and decrease purchases of additional product. As a result, our styrene prices declined by approximately 41% from fiscal 1995 to fiscal 1996. This decline in styrene pricing intensified in fiscal 1997 and fiscal 1998, as the previously announced new capacity came on line at the same time that economic events in various Asian countries significantly reduced demand growth for styrene.

       In light of conditions at the time, several planned capacity expansion programs, including announced plans by Dow Chemical Company, Chevron Chemical Company, and Huntsman Corporation, were either canceled or delayed in 1998. Except for 1998, when the Asian economic crisis impacted demand growth for all petrochemical products, styrene demand growth has significantly exceeded growth in global GDP since 1985.

       During the first quarter of fiscal 2000, styrene prices and margins have increased significantly from levels experienced in fiscal 1999. These improvements were driven by a combination of increased demand from Asia and operating problems at several styrene plants. We cannot, however, be sure that these increases can be sustained or whether prices and margins will increase or decrease in the future.

       Acrylonitrile. Global acrylonitrile capacity is currently approximately 12 billion pounds per year. The acrylonitrile market exhibits similar characteristics regarding capacity utilization, selling prices, and profit margins as those of styrene. Moreover, as a result of our high percentage of export acrylonitrile sales, demand for our acrylonitrile is significantly influenced by export customers, particularly those that supply acrylic fibers to customers in China. During 1995, strong demand for acrylic fibers and ABS resins, particularly in China, increased demand for acrylonitrile resulting in high prices and margins. High utilization rates and prices prompted many major producers to announce new capacity increases and approximately two billion pounds of capacity increases came on line between 1996 and 1998. At the same time, acrylonitrile demand began to weaken in late 1995 for many of the same reasons that caused the deterioration in the styrene market. As new acrylonitrile capacity in the United States and Asia came on line and demand growth in Asian markets weakened, acrylonitrile prices and margins decreased significantly from 1996 through 1999.

       Solutia Inc. is constructing a new acrylonitrile production facility in North America, which is expected to have a rated annual production capacity of approximately 500 million pounds and which is currently expected to begin production in the third calendar quarter of 2000.

       Acrylic Fibers. We and Solutia Inc. are only two manufacturers of acrylic fibers in North America. In general, the two acrylic fibers producers sell to different customers and focus on different segments of the market. Acrylic fibers compete with other fibers, including polyester and wool. During 1998 and 1999, the acrylic fibers industry experienced decreased sales prices and margins due to a significant drop in the demand for acrylic fibers products, which resulted from the economic events in various countries in Asia and increased competition from European suppliers.

       Acetic Acid. United States acetic acid capacity is currently 6.5 billion pounds per year. Several capacity additions occurred in 1998 and 1999, including an expansion of our acetic acid unit in Texas City from 800 million pounds of rated annual production capacity to 1 billion pounds. BP Chemicals Inc. and Celanese AG are each building 1.1 billion pound acetic acid production units in Malaysia and Singapore, respectively. These units are expected to startup in mid 2000.

       Demand for acetic acid is linked to demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers.

       Plasticizers. Our rated plasticizers capacity is 280 million pounds per year. We have an agreement with BASF pursuant to which we sell all of our plasticizers production to BASF through 2007.


Pulp Chemicals

       Sodium Chlorate. Historically, sodium chlorate has experienced cycles in capacity utilization, selling prices, and profit margins, although not to the extremes seen in the petrochemicals markets. Since the mid-1980s, North American demand for sodium chlorate has grown at an average annual rate of approximately 9% as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine in bleaching applications. Substitution of chlorine dioxide for elemental chlorine is driven primarily by environmental concerns. Chlorine dioxide is produced from sodium chlorate, which is one of our primary pulp chemicals products. The Environmental Protection Agency recently instituted new regulations known as "Cluster Rules," which mandate the elimination of elemental chlorine usage in bleaching applications, resulting in increased substitution of chlorine dioxide for elemental chlorine by the North American pulp and paper industry.

       In 1998 and 1999, demand for sodium chlorate did not increase at historical rates as a result of weak market conditions and lower operating rates in the pulp and paper industry. United States operating rates remained flat from

1998 to 1999 and average prices for our sodium chlorate decreased by approximately 8% from fiscal 1998 to fiscal 1999. We and two other companies collectively account for more than 70% of North American sodium chlorate production capacity.


      PRODUCT SUMMARY

       The following table summarizes our principal products, including our capacity, primary end uses, raw materials, and major competitors for each product. "Capacity" represents rated annual production capacity at September 30, 1999, which is calculated by estimating the number of days in a typical year a production facility is expected to operate after allowing for downtime for regular maintenance and multiplying that number by an amount equal to the facility's optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity.

STERLING PRODUCT        INTERMEDIATE
   (CAPACITY)             PRODUCTS              PRIMARY END PRODUCTS             RAW MATERIALS               MAJOR COMPETITORS
-----------------   --------------------   -----------------------------     ---------------------     -----------------------------
PETROCHEMICALS
Styrene             Polystyrene,           Building products, boat and       Ethylene and benzene      Dow Chemical Company,
(1.7 billion        ABS/SAN resins,        automotive components,                                      Lyondell Chemical
pounds per year)    styrene butadiene      disposable cups and trays,                                  Company, Amoco
                    latex, and             packaging and containers,                                   Chemical Company,
                    unsaturated and        housewares, tires, audio and                                Chevron Chemical
                    polyester resins       video cassettes, luggage,                                   Company, Cos-Mar (a
                                           children's toys, paper                                      joint venture of General
                                           coating, appliance parts, and                               Electric Company and
                                           carpet backing                                              FINA Inc.), and Nova
                                                                                                       Corporation

Acrylonitrile       Acrylic fibers and     Apparel, furnishings,             Ammonia and               BP Chemicals Inc., Cytec
(740 million        ABS/SAN resins         upholstery, household             propylene                 Industries Inc., E.I. du Pont
pounds per year)                           appliances, carpets, and                                    de Nemours and Company, Asahi
                                           plastics for automotive parts                               Chemical Industry Company,
                                           using ABS and SAN                                           Ltd., EC Erdoelchemie GmbH,
                                           polymers                                                    and Solutia Inc.

Acrylic Fibers      NA                     Apparel, fleece, hosiery,         Acrylonitrile, vinyl      Solutia Inc.
(150 million                               industrial, sweaters, pile        acetate, sodium
pounds per year)                           fabrics, outdoor furniture,       thiocyanate, sodium
                                           friction materials, gaskets,      bisulfate, and finish
                                           specialty papers, and             oil
                                           non-wovens

Acetic Acid         Vinyl acetate,         Adhesives, PET bottles,           Methanol and carbon       Celanese AG, Eastman
(1 billion          terephthalic acid,     fibers, and surface coatings      monoxide                  Chemical Company, and
pounds per year)    and acetate solvents                                                               Millennium Chemicals Inc.

Methanol            Acetic acid,           Adhesives, cigarette filters,     Natural gas, steam,       Methanex  Corporation,
(150 million        MTBE, and              surface coatings,                 and carbon dioxide        Borden Chemical,
gallons per year)   formaldehyde           gasoline oxygenate and                                      Lyondell Methanol
                                           octane enhancer, and                                        Company, L.P., Celanese
                                           plywood adhesives                                           AG, and Terra Industries

Plasticizers        Polyvinyl chloride     Flexible plastics, such as        Alpha-olefins, carbon     Exxon Corporation,
(280 million        (PVC)                  shower curtains and liners,       monoxide, hydrogen,       Aristech Chemical, and
pounds per year)                           floor coverings, cable            and orthoxylene           Eastman Chemical
                                           insulation, upholstery, and                                 Company
                                           plastic molding

TBA                 NA                     Pesticides, solvents,             Isobutylene, sulfuric     BASF Corporation and
(21 million                                pharmaceuticals, and              acid, caustic soda,       Nitto Chemical Industry
pounds per year)                           synthetic rubber                  and hydrogen cyanide      Co., Ltd.

  STERLING PRODUCT         INTERMEDIATE
     (CAPACITY)              PRODUCTS              PRIMARY END PRODUCTS               RAW MATERIALS             MAJOR COMPETITORS
---------------------    ----------------       ---------------------------       -------------------       ------------------------
Sodium Cyanide           NA                     Electroplating and                Caustic soda and
(85 million                                     precious metals recovery          hydrogen cyanide
pounds per year)

PULP CHEMICALS

Sodium Chlorate          Chlorine dioxide       Bleaching agent for pulp         Electricity, salt,         Akzo Nobel N.V., CXY
(500,000 tons                                   production; downstream           and water                  Chemicals Ltd., Kerr
per year)                                       products include high                                       McGee Corporation, and
                                                quality office and coated                                   Huron Chemicals
                                                papers

Chlorine Dioxide         NA                     Chlorine dioxide for use         NA                         Akzo Nobel, N.V.
Generators                                      in the bleaching of pulp

Sodium Chlorite          Chlorine dioxide       Antimicrobial agent for          Sodium chlorate and        Vulcan Chemicals
(3,500 tons per year)                           municipal water treatment        hydrochloric acid
                                                and disinfectant for fresh
                                                produce

Chlor Alkali             NA                     Bleaching and digesting          Electricity, salt,         Occidental Chemical
                                                agent for pulp and paper,        and water                  Company, Dow Chemical
                                                widely used in potable                                      Company, and Pioneer
                                                water and wastewater                                        Companies, Inc.
                                                treatment programs and
                                                in swimming pools

Calcium Hypochlorite     NA                     Sanitizing agent to control      Lime, water, caustic       Olin Corporation and PPG
(8,500 metric                                   bacteria and algae in            soda, and chlorine         Industries
tons per year)                                  swimming pools


PRODUCTS

Petrochemicals

       Styrene. We are the fourth largest North American producer of styrene. Our styrene unit, located at our Texas City facility, is one of the largest in the world and has a rated annual production capacity of approximately 1.7 billion pounds, which represents approximately 12% of total North American capacity. We sold approximately 25% of our styrene sales volumes pursuant to conversion and other long-term agreements during fiscal 1999. Approximately 55% of our styrene sales volumes were exported in fiscal 1999, principally to Asia, either directly or through arrangements with large international trading companies.

       On March 3, 1999, we announced a capital project to upgrade our styrene plant at our Texas City facility. The project will reduce phenylacetylene, or "PA," in our styrene by employing Raytheon/Fina technology and a Criterion catalyst. PA is difficult to remove from styrene through conventional distillation, but the new technology has been demonstrated to selectively remove PA at a low processing cost and with reduced loss of styrene. We expect lower PA styrene to be a growing segment of the styrene market. We plan to invest approximately $7 to $8 million in this project. We began the process of upgrading our styrene production during the shutdown of our styrene unit in fiscal 1999 and we expect to be producing lower PA styrene product by December 31, 1999.

       Acrylonitrile. We are the second largest North American producer of acrylonitrile. Our acrylonitrile unit, located at our Texas City facility, has a rated annual production capacity of approximately 740 million pounds, which represents approximately 19% of total North American capacity. We sold approximately 44% of our acrylonitrile sales volumes pursuant to conversion and other long-term agreements during fiscal 1999. Approximately 50% of our acrylonitrile production in fiscal 1999 was exported. In April of 1998, ANEXCO, LLC, our joint venture with BP Chemicals Inc., commenced operations to market both companies' acrylonitrile in Asia and South America. We currently use a portion of our hydrogen cyanide, a by-product of acrylonitrile manufacturing, as a raw material for the production of TBA and sodium cyanide and we burn the rest as fuel.

       As previously discussed, we and Monsanto entered into several agreements related to the construction by Monsanto of a new DSIDA plant at our Texas City facility. The DSIDA plant will use our previously under-utilized hydrogen cyanide as a primary feedstock. When the DSIDA plant begins production, we expect to use all of our hydrogen cyanide for chemical value.

       Acrylic Fibers. We are one of two North American producers of acrylic fibers. Our acrylic fibers facility's rated annual production capacity is approximately 150 million pounds, which represents approximately 33% of total North American capacity. Approximately 14% of our acrylic fibers production was exported in fiscal 1999. We produce regular textile fibers, specialty textile fibers, and technical fibers. Regular textile fibers are commodity fibers whose sales are primarily driven by price and service rather than product characteristics. Specialty textile fibers are targeted for specific applications or end uses and typically have higher margins than regular textile fibers. Technical fibers are specially engineered for industrial, non-textile uses such as brake linings and typically have higher margins than textile fibers.

       Acetic Acid. We are the second largest North American producer of acetic acid. Our acetic acid unit, located at our Texas City facility, has a rated annual production capacity of approximately 1 billion pounds, which represents approximately 16% of total North American capacity. All of our acetic acid production is sold to BP Chemicals pursuant to a long-term contract that expires in 2016. In March of 1999, we completed an expansion of our acetic acid facilities in conjunction with BP Chemicals. BP Chemicals is providing its Cativa(TM) technology and provided a significant portion of the capital for the expansion. The expansion increased our annual acetic acid production capacity by approximately 25% to our current rated annual capacity of 1 billion pounds.

       Methanol. In August of 1996, we and BP Chemicals completed construction of a methanol unit at our Texas City facility with a rated annual production capacity of approximately 150 million gallons. We share capital investment in the unit and production capacity with BP Chemicals. Approximately 54% of our methanol production was used as a raw material in our acetic acid unit during fiscal 1999, replacing methanol that was previously purchased from third parties. The remaining methanol is available for sale in the merchant market and for BP Chemicals' worldwide acetic acid business. In April of 1999, we restarted our methanol facility, which had been shut down since August of 1998 for the previously discussed economic reasons. We are currently evaluating the best use of our methanol facility given the current and projected market conditions.

       Plasticizers. We produce plasticizers at our Texas City facility under an agreement with BASF Corporation pursuant to which BASF is obligated to purchase all of our plasticizers production through 2007. Our rated annual production capacity of plasticizers is approximately 280 million pounds.

       TBA. We use a portion of our hydrogen cyanide by-product from our Texas City acrylonitrile facility to produce TBA, which we sell to Flexsys America L.P. pursuant to a long-term conversion agreement. The agreement automatically renews for successive one-year periods unless terminated by either party on at least 24 months notice. In December of 1999, Flexsys notified us of their intention to terminate the contract as of December 31, 2001. Our rated annual production capacity for TBA is approximately 21 million pounds.

       Sodium Cyanide. Pursuant to a long-term arrangement, we operate a sodium cyanide unit at our Texas City facility which is owned by E. I. du Pont de Nemours and Company. This sodium cyanide unit uses our hydrogen cyanide by-product from our Texas City acrylonitrile facility as a raw material. The rated annual production capacity of this unit is approximately 85 million pounds.


Pulp Chemicals

       Sodium Chlorate. We are the second largest producer of sodium chlorate in North America. Our six sodium chlorate facilities have an aggregate rated annual production capacity of approximately 500,000 tons, which represents approximately 23% of total North American capacity.

       Chlorine Dioxide Generators. Through our ERCO Systems Group, we are the largest worldwide supplier of patented technology for generators that certain pulp mills use to convert sodium chlorate into chlorine dioxide. Each mill that uses chlorine dioxide requires at least one generator. We receive revenue when a generator is sold to a mill and also receive royalties from the mill after start-up, generally over a ten-year period, based on the amount of chlorine dioxide produced by the generator. We have supplied approximately two-thirds of all existing modern pulp mill generators worldwide.

       The research and development group of ERCO works to develop new and more efficient generators. When pulp mills move to higher levels of substitution of chlorine dioxide for elemental chlorine, they are usually required to upgrade generator capacity or purchase new generator technology. Pulp mills may also convert to a newer generator to take advantage of efficiency advances and technological improvements. Each upgrade or conversion requires a licensing agreement, which generally provides for payment of an additional ten-year royalty.

       Sodium Chlorite. We have a rated annual production capacity of sodium chlorite of approximately 3,500 tons.

       For historical information presented on a segmented basis for our petrochemicals business and pulp chemicals business, see Note 8 of the Notes to Consolidated Financial Statements included in this Form 10-K.

SALES AND MARKETING

       We sell our petrochemicals products pursuant to:

       o      multi-year contracts;

       o      conversion agreements; and

       o      spot transactions in both the domestic and export markets.

We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, TBA, and sodium cyanide, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene, acrylonitrile, and methanol to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. These agreements help us to:

       o optimize capacity utilization rates, which can lower our selling, general, and administrative expenses;

       o      reduce our working capital requirements; and

       o insulate our operations to some extent from the effects of declining markets and changes in raw materials prices.

       We compete on the basis of:

       o      product price;

       o      quality; and

       o      deliverability.

Prices for our petrochemicals products are determined by market factors that are largely beyond our control and, except with respect to a number of our multi-year contracts, we generally sell these products at prevailing market prices.

       Some of our multi-year contracts for our petrochemicals products are structured as conversion agreements, pursuant to which the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit dependent on the existing market conditions for the product. These conversion agreements help us to maintain lower levels of working capital and, in some cases, to gain access to certain improvements in manufacturing process technology. We believe our conversion agreements help insulate us to some extent from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements. The balance of our petrochemicals products are sold by our direct sales force or through ANEXCO, LLC, our marketing alliance with BP Chemicals.

       Our acrylic fibers facility currently markets products in North America through our internal sales staff and to international customers through non-affiliated agents. Acrylic fibers are priced based upon market conditions, which include, but are not limited to, raw materials costs, prices of competing and alternative products, and type of end use.

       We sell sodium chlorate primarily in Canada and the United States, generally under one to five-year supply contracts, most of which provide for minimum and maximum volumes or a percentage of requirements at market prices. In addition, most of our sodium chlorate sales contracts contain certain "meet or release" pricing clauses and some contain restrictions on the amount and timing of future price increases.

       We market chlorine dioxide generators worldwide to the pulp and paper industry. We sell the technology and equipment, which we design and purchase from our strategic alliance partners. In addition to being paid for the technology and equipment, we receive royalties based on the amount of chlorine dioxide produced by the generator, generally over a ten-year period.

       For information regarding our export sales and domestic and foreign operations, see Note 8 of the Notes to Consolidated Financial Statements included in this Form 10-K.


CONTRACTS

       Our key multi-year contracts, which collectively accounted for 26% of our fiscal 1999 revenues, are described below. BP Chemicals accounted for approximately 10% and 12% of our revenues in fiscal 1999 and 1998, respectively. No other single customer accounted for more than 10% of our revenues in the last three fiscal years.


Styrene-Bayer

       We are currently operating under a conversion agreement, effective through December 31, 2000, with Bayer Corporation, a subsidiary of Bayer AG. Under this agreement, we provide Bayer, subject to specified minimum and maximum quantities, with a major portion of Bayer's styrene requirements for its manufacture of styrene-containing polymers. This agreement permits Bayer to terminate its obligations upon twelve months' notice to us should Bayer sell its business that uses styrene or assign the agreement, subject to our consent, to any third-party purchaser of its business. During fiscal 1999, we delivered approximately 12% of our styrene production pursuant to this agreement.


Acrylonitrile-Solutia

       We have a multi-year conversion agreement with Solutia, formerly the chemical business of Monsanto Company, pursuant to which we delivered approximately 25% of our fiscal 1999 acrylonitrile production. Solutia is constructing a new acrylonitrile production facility in Chocolate Bayou, Texas, which is expected to have a rated annual production capacity of approximately 500 million pounds and which is currently expected to begin production in the third calendar quarter of 2000. In anticipation of the start-up of such facility, Solutia has elected to terminate our conversion agreement, effective September 1, 2000.


Acrylonitrile-Cytec

       In connection with the acquisition of our acrylic fibers facility from Cytec Industries Inc. on January 31, 1997, we assumed an existing supply contract for acrylonitrile pursuant to which our acrylic fibers facility purchases its requirements for acrylonitrile from Cytec. Upon the expiration of this supply contract on February 28, 2002, we expect to supply all of the acrylonitrile requirements of our acrylic fibers facility from our Texas City facility.


Acrylonitrile-BP Chemicals

       In 1988, we entered into a long-term production agreement with BP Chemicals, under which BP Chemicals contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at our Texas City acrylonitrile facility. Under this agreement, BP Chemicals has the option to take up to approximately one-sixth of our total acrylonitrile capacity. BP Chemicals furnishes the necessary raw materials and pays us a conversion fee for the amount of acrylonitrile it takes and reimburses us for a portion of the fixed costs related to acrylonitrile production at our Texas City facility. To protect BP Chemicals in the event we default under the production agreement, BP Chemicals has a first priority security interest in the third reactor and related equipment and in the first acrylonitrile produced in our three reactor units to the extent BP Chemicals is entitled to purchase acrylonitrile under this production agreement. This agreement was amended and restated during April of 1998 to, among other things, encourage increased manufacturing and technical cooperation. During fiscal 1999, we delivered approximately 11% of our acrylonitrile production to BP Chemicals pursuant to this agreement.

       The acrylonitrile reactor in which BP Chemicals invested capital incorporates certain BP Chemicals technological improvements under a separate license agreement. We have the right to incorporate these and any future improvements into our other two acrylonitrile reactors.

       In order to enhance the marketing of our acrylonitrile, we and BP Chemicals formed ANEXCO, LLC, an exclusive 50/50 joint venture to market acrylonitrile in Asia and South America. During fiscal 1999, we sold approximately 35% of our acrylonitrile production through ANEXCO.

Acetic Acid-BP Chemicals

       BP Chemicals has the exclusive right to purchase all of our acetic acid production until August of 2016. Under our agreement with BP Chemicals, which has been in effect since August of 1986, BP Chemicals is obligated to make certain unconditional monthly payments to us until August of 2006 and to reimburse us for our operating costs. In addition, we are entitled to receive a portion of the profits earned by BP Chemicals from the sale of the acetic acid we produce.


Methanol-BP Chemicals

       In August of 1996, we entered into a long-term production and sales agreement with BP Chemicals, under which BP Chemicals contributed a significant portion of the capital expenditures required for the construction of our methanol production facility at our Texas City facility and obtained the right to receive a substantial portion of our methanol production. The initial term of this agreement expires July 31, 2016. A portion of the output of the methanol facility is used in our acetic acid unit and the remainder is marketed by BP Chemicals in the merchant market and in BP Chemicals' worldwide acetic acid business.

       In April of 1999, we restarted our methanol facility, which we had shut down in August of 1998 for economic reasons. A significant disparity between domestic and foreign prices for natural gas, one of the primary raw materials for methanol, has put us and other domestic methanol producers at a disadvantage when compared to foreign competitors. One of the primary uses of methanol is in the production of MTBE, which is used in reformulated gasolines. The State of California has recently announced that MTBE must be phased out of reformulated gasoline used in California by December 31, 2002. In addition, in July of 1999, the Environmental Protection Agency announced that it would ask Congress to develop legislation aimed at phasing out MTBE from the existing reformulated-gas program, and to give States the authority to ban MTBE completely. These developments are likely to negatively impact the domestic methanol market. We are currently evaluating the best use of our methanol facility given the current and projected market conditions.


Plasticizers-BASF

       We sell all of our plasticizers production to BASF pursuant to a product sales agreement that has been in effect since August 1, 1986. In November of 1997, we signed a new agreement with BASF that expires at the end of 2007. BASF provides us with some of the required raw materials and markets the plasticizers we produce. BASF is obligated to make certain quarterly payments to us and reimburses us monthly for actual production costs. In addition, we are entitled to a share of the profits earned by BASF attributable to the plasticizers we produce.


RAW MATERIALS FOR PRODUCTS AND ENERGY RESOURCES

       For most of our products, the cost of raw materials, including utilities in the case of pulp chemicals, is far greater than all other production costs combined. Thus, an adequate supply of raw materials and utilities at reasonable prices is critical to the success of our business. Most of the raw materials we use are global commodities which are made by a large number of producers. Prices for many of these raw materials are subject to wide fluctuations for a variety of reasons beyond our control. Although we believe that we will continue to be able to secure adequate supplies of our raw materials and energy at acceptable prices to meet our requirements, there can be no assurance that we will be able to do so.


Petrochemicals

       Styrene. We manufacture styrene by converting ethylene and benzene into ethylbenzene, which we then process into styrene. Ethylene and benzene are both commodity petrochemicals. Prices for each can fluctuate widely due to significant changes in the availability of these products. We have had multi-year arrangements with three ethylene suppliers that provide our estimated requirements for purchased ethylene at generally prevailing and competitive market prices. Each of these arrangements expires between December of 1999 and February of 2000. However, we are currently negotiating to renew or replace these arrangements and expect to do so on terms that are, in the aggregate, at least as favorable as the current arrangements, although we can give no assurances to that effect. Our conversion agreements require that the other parties to these agreements furnish us with the ethylene and benzene necessary to fulfill our conversion obligations. Approximately 15% of our fiscal 1999 benzene requirements and approximately 15% of our fiscal 1999 ethylene requirements were furnished by customers pursuant to conversion arrangements.

       Acrylonitrile. We produce acrylonitrile by reacting propylene and ammonia. Propylene and ammonia are both commodity chemicals and the price for each can fluctuate widely due to significant changes in the availability of these products. The requisite propylene and ammonia for the acrylonitrile we produce under conversion agreements is furnished to us by the customers. We purchase the rest of the propylene and ammonia we need for acrylonitrile production. Approximately 47% of our fiscal 1999 propylene requirements and approximately 42% of our fiscal 1999 ammonia requirements were furnished by customers pursuant to conversion agreements. If various customers for whom we now manufacture acrylonitrile under conversion agreements were to cease furnishing their own raw materials and seek only to purchase acrylonitrile from us without supplying their own raw materials, our requirements for purchased propylene and ammonia could significantly increase.

       Acrylic Fibers. Acrylonitrile is the most significant raw material used in the production of acrylic fibers, representing approximately 50% of the total cash cost of production. Pursuant to our supply agreement with Cytec, which we assumed in connection with our purchase of the acrylic fibers facility from Cytec, our acrylic fibers facility is required to purchase all of its acrylonitrile requirements from Cytec until February 28, 2002. After this agreement expires, we expect to supply the acrylonitrile requirements of our acrylic fibers facility from our Texas City acrylonitrile facility.

       Acetic Acid. Acetic acid is manufactured primarily from carbon monoxide and methanol. We normally produce all of the methanol required by our acetic acid unit. However, we are currently exploring other uses of our methanol facility which could include the purchase of our methanol requirements from third parties. In 1996, Praxair Hydrogen Supply, Inc. constructed a partial oxidation unit at our Texas City facility that supplies us with all of the carbon monoxide we require for the production of acetic acid. This unit was recently expanded in conjunction with the expansion of our acetic acid unit.

       Methanol. We produce methanol primarily from natural gas and steam. We obtain our natural gas under supply contracts and on the spot market, typically at prevailing market prices, and we produce our own steam.

       Plasticizers. The primary raw materials for plasticizers are alpha-olefins and orthoxylene, which are supplied by BASF under our long-term conversion agreement.

       TBA. We produce TBA from hydrogen cyanide, isobutylene, sulfuric acid, and caustic soda. We use hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process. Flexsys supplies the isobutylene, sulfuric acid, and caustic soda needed in our TBA operations under our long-term conversion agreement.

       Sodium Cyanide. Sodium cyanide is manufactured from hydrogen cyanide and caustic soda. We use hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process. DuPont supplies the caustic soda under our long-term conversion agreement.


Pulp Chemicals

       Sodium Chlorate. Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride. The primary raw materials for the production of sodium chlorate are electricity, salt, and water. Of these, electric power typically represents approximately 65% of the variable cost of production of sodium chlorate. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. Electric power is purchased by each of our pulp chemicals facilities pursuant to contracts with local electric utilities. On average, we believe that our electrical power costs at our pulp chemical facilities are competitive with other producers in the areas in which we operate. We purchase most of the sodium chloride that we use in the manufacture of sodium chlorate under requirements contracts with major suppliers.

TECHNOLOGY AND LICENSING

Petrochemicals

       In 1986, Monsanto granted us a non-exclusive, irrevocable, and perpetual right and license to use Monsanto's technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition of our Texas City facility from Monsanto. We use these licenses in the production of styrene, acrylonitrile, methanol, TBA, acetic acid, and plasticizers. During 1991, BP Chemicals Ltd. ("BPCL") purchased the acetic acid technology from Monsanto, subject to existing licenses.

       On December 30, 1997, we entered into an Acetic Acid Technology Agreement with BP Chemicals and BPCL, pursuant to which BPCL granted us a non-exclusive, irrevocable, and perpetual right and license to use BPCL's acetic acid technology at our Texas City facility, including any new acetic technology developed by BPCL at its acetic acid facilities in England during the term of such agreement or pursuant to the research and development program provided by BPCL under the terms of such agreement. This agreement was recently amended to encompass the acetic acid technology of some of BPCL's affiliates.

       BPCL has also granted us a non-exclusive, irrevocable, and perpetual royalty-free license to use its acrylonitrile technology at our Texas City facility as part of the 1988 acrylonitrile expansion project. This license automatically terminates upon the termination of our acrylonitrile production agreement with BP Chemicals. We have agreed with BPCL to cross-license any technology or improvements relating to the manufacture of acrylonitrile at our Texas City facility.

       We believe that the manufacturing processes we utilize at our Texas City facility are cost effective and competitive. Although we do not engage in alternative process research with respect to our Texas City facility, we do monitor new technology developments and, when we believe it is necessary, we typically seek to obtain licenses for process improvements.

       We own substantially all of the technology used in our acrylic fibers operations. We license certain of our acrylic fibers manufacturing technology to producers worldwide. We hope to capitalize on increasing demand for this technology as developing countries seek to increase acrylic fibers production capacity. Approximately 15% of the world's total acrylic fibers capacity is based on our technology. The competitiveness of our acrylic fibers business with respect to our specialty textiles and technical fibers products, which are our higher margin products, is maintained, to a significant extent, through the exclusive ownership or use of our product and manufacturing technology. If our competitors gain access to the use of similar technology, or render our technology obsolete through the introduction of superior technology, our ability to compete would be materially affected in an adverse manner.


Pulp Chemicals

       We produce sodium chlorate using state-of-the-art metal cell technology. Our principal technology business is the design, sale, and technical service of custom-built patented chlorine dioxide generators. Our ERCO engineering group is involved in the technical support of our sales and marketing group through joint calling efforts which define the scope of a project, as well as producing technical schedules and cost estimates.

       We perform detailed design of chlorine dioxide generators, which are then fabricated by contractors. Plant installation, instrumentation testing, and generator start-up are supervised by our joint engineering/technical service team. Prior to 1996, we were involved in a number of patent disputes with Akzo Nobel, N.V. regarding chlorine dioxide technology. In 1996, we reached a settlement of these disputes that allows licensees of both companies to operate their respective chlorine dioxide generators within the broadest range of operating conditions.

       Our pulp chemicals research and development activities are carried out at our Toronto, Ontario laboratories. Activities include the development of new or improved chlorine dioxide generation processes and research into new technologies focusing on electrochemical and membrane technology related to chlorine dioxide, including improvement of quality and reduction of quantity of pulp mill effluents and treatment of municipal water supplies.

COMPETITION

       The industries in which we operate are highly competitive. Many of our competitors, particularly in the petrochemicals industry, are larger and have substantially greater financial resources than we have. Among our competitors are some of the world's largest chemical companies that, in contrast to us, have their own raw materials resources. In addition, a significant portion of our business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity could have a negative impact on our ability to maintain existing market share or maintain or increase profit margins, even during periods of increased demand for our products. You can find a list of our principal competitors in the "Product Summary" table.

       Historically, profitability of the petrochemicals industry has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. Our businesses are subject to changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions, either in the United States or worldwide, tend to reduce demand and put pressure on the margins for our products. Beginning in fiscal 1997, economic events in various Asian countries negatively impacted the demand growth for our products and, along with increases in supply, had a negative impact on sales volumes, prices, and margins. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations. During fiscal 1999, our export sales were approximately 28% of our total revenues. It is not possible to predict accurately how changes in raw materials costs, market conditions, or other factors will affect future sales volumes, prices, and margins for our products.


ENVIRONMENTAL MATTERS

General

       Our operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations, and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacture, handling, processing, distribution, and use of our chemical products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal, and other waste handling practices and equipment.

       We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice through participation in the Responsible Care initiatives as a part of membership in the Chemical Manufacturers Association in the United States and the Canadian Chemical Producers Association. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance in all material respects with all applicable environmental and health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, and the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

       Our operating expenditures for environmental matters, mostly waste management and compliance, were approximately $30 million for fiscal 1999 and $52 million for fiscal 1998. We also spent approximately $6 million for environmentally related capital projects in fiscal 1999 and $2 million for these types of capital projects in fiscal 1998. In fiscal 2000, we anticipate spending approximately $8 million for capital projects related to waste management and environmental compliance. There are no capital expenditures related to remediation of environmental conditions projected for fiscal 2000.

       In light of our historical expenditures and expected future results of operations, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental and health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred and may continue to incur liability for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities but can give no assurances that all potential liabilities arising out of our past or present operations have been identified or fully assessed or that the amount necessary to investigate and remediate such conditions will not be significant to us.

       We believe that we would be able to recover certain losses that may arise out of claims related to environmental conditions at each of our facilities that existed prior to their acquisition by us through contractual indemnities and/or statutory law and common law principles, although there can be no assurance that we would prevail against any prior owner of any of our facilities with respect to any such claim.


Petrochemicals

       Air emissions from our Texas City facility and our acrylic fibers facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide. The Texas Natural Resource Conservation Commission has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Our acrylic fibers facility is located in an area currently designated as being in attainment for ozone under the Clean Air Act. Our Texas City facility and our acrylic fibers facility are subject to the federal government's June 1997 National Ambient Air Quality Standards which lower the ozone and particulate matter threshold for attainment. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxide and particulate matter control costs, the amount and full impact of which cannot be determined at this time.

       To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991 and, in connection with the acquisition of our acrylic fibers facility, acquired a greenbelt area for our acrylic fibers facility. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community. These programs are part of our commitment to the Responsible Care initiatives of the Chemical Manufacturers Association, Inc.

       A December 1994 Florida Department of Environmental Protection waiver for use of an onsite nonhazardous landfill applies to our acrylic fibers facility. This waiver was obtained in connection with Cytec's July 1994 petition for a rulemaking to avoid a January 1995 rule prohibiting disposal of industrial waste in other than a Class I landfill. Upon consummation of the acquisition of the acrylic fibers business, we succeeded to the rights of Cytec under that petition and waiver. Should the petition be denied or the waiver be revoked, there are administrative options available to us. However, we do not believe the additional cost of sending all of our waste to an offsite facility would have a material adverse impact on us if that were required.

       A settlement agreement entered into by the Environmental Protection Agency, the Florida Department of Environmental Protection, and an environmental group may also potentially apply to our acrylic fibers facility. This settlement agreement imposes a no-migration standard for injection wells in underground drinking water zones without regard to actual risk considerations. We and several similarly situated companies have been contesting this settlement. An April of 1999 ruling by the United States Court of Appeals for the 11th Circuit may reduce the likelihood that the no-migration rule becomes enforceable, although we can give you no assurance in that regard. In the event that the no-migration rule becomes enforceable, we may incur material costs in redesigning our waste water handling systems.

       One of the primary uses of methanol is in the production of MTBE used in reformulated gasolines. The State of California has recently announced that MTBE must be phased out of reformulated gasoline used in California by December 31, 2002. In addition, in July of 1999, the Environmental Protection Agency announced that it would ask Congress to develop legislation aimed at phasing out MTBE from the existing reformulated-gas program, and to give States the authority to ban MTBE completely. These developments are likely to negatively impact the domestic methanol market.


Pulp Chemicals

       Our pulp chemicals business is sensitive to potential environmental regulations. On November 14, 1997, the Environmental Protection Agency enacted regulations that support substitution of chlorine dioxide for elemental chlorine in paper pulp bleaching processes to reduce the amount of absorbable organic halides and other chlorine derivatives in bleach plant effluent. Chlorine dioxide is produced from sodium chlorate, which is one of our pulp chemicals products. Therefore, regulations restricting, but not altogether banning, absorbable organic halides and other chlorine derivatives in bleach plant effluent have a favorable effect on our business.

       Conversely, a significant ban on all chlorine containing compounds could have a materially adverse effect on us. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation, but there can be no assurance that this regulation will be changed. In the event such a regulation is implemented, we would seek to sell the products we manufacture at our British Columbia facility to customers in other markets. We are not aware of any other laws or regulations in place in North America that would restrict the use of such products for other purposes.

       We acquired four of our Canadian pulp chemicals facilities from Tenneco Canada, Inc. in 1992. Groundwater data obtained during the acquisition of these facilities indicated elevated concentrations of certain chemicals in the soil and groundwater. Prior to completion of the acquisition, we conducted a focused baseline sampling of groundwater conditions beneath the facilities and confirmed the previous data. We have addressed or are addressing elevated soil or groundwater concentrations of chemicals that we have encountered from time to time at these facilities. We also reviewed air emissions sources during the acquisition of these facilities and considered all available dustfall and vegetation stress studies. This review indicated emission excursion episodes at specific locations in the scrubber systems at the Thunder Bay, Buckingham, and Vancouver facilities. The conditions at these three sites have been addressed and satisfactorily resolved. We believe that all four of these facilities are otherwise in compliance in all material respects with all permit requirements under applicable provincial law.


EMPLOYEES

       As of September 30, 1999, we had approximately 1,180 employees, including approximately 790 assigned to our petrochemicals operations and approximately 390 assigned to our pulp chemicals operations. Approximately 37% of our employees are covered by union agreements. The primary union agreement at our Texas City facility is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas, which covers all hourly employees at our Texas City facility. This agreement was renegotiated as of December 28, 1998 and will expire on May 1, 2002. Employees at our Vancouver facility are represented by the Pulp, Paper, and Woodworkers Union. The Vancouver labor agreement was renegotiated in November of 1997 and is subject to further renegotiation in November of 2000. Employees at our Buckingham facility are represented by either the Communications, Energy, and Paperworkers Union or an office and professional workers union. Both Buckingham labor agreements were renegotiated in November of 1997 and are subject to renegotiation in November of 1999. We are currently negotiating new Buckingham labor agreements. Approximately 75% of the employees at our Saskatoon facility are represented by the Communications, Energy, and Paperworkers of Canada. Our collective agreement with this union expires September 30, 2001. In April of 1998, production and maintenance workers at our Valdosta facility voted to be represented by the United Paper Workers International Union. However, on October 1, 1999, these workers voted to decertify that union. Although we believe our relationship with our employees is generally good, a strike by one or more of the unions representing our employees could have a material adverse effect on us.


INSURANCE

       We maintain full replacement value insurance coverage for property damage to all of our facilities and business interruption insurance. Nevertheless, a significant interruption in the operation of one or more of our facilities could have a material adverse effect on us. We also maintain other insurance coverages for various risks associated with our business. There can be no assurance that we will not incur losses beyond the limits of, or outside the coverage of, our insurance. From time to time various types of insurance for companies in the chemical industry have been very expensive or, in some cases, unavailable. There can be no assurance that in the future we will be able to maintain our existing coverage or that premiums will not increase substantially.

ITEM 2.  PROPERTIES

       Our Texas City facility is located approximately 45 miles south of Houston in Texas City, Texas, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. We have facilities to load our products in trucks, railcars, barges, and ocean-going tankers for shipment to customers. The site offers room for future expansion and includes a greenbelt around the northern edge of the plant site. We own or lease all of the real property which comprises our Texas City facility and all of the equipment and facilities located there, other than the sodium cyanide unit which is owned by DuPont, a cogeneration facility owned by a joint venture between us and Praxair Energy Resources, Inc., and the partial oxidation unit constructed at the site by Praxair Hydrogen Supply, Inc. In addition, Monsanto will own the DSIDA plant being constructed at our Texas City facility. We also own storage facilities, approximately 200 rail cars, and an acetic acid barge in connection with our petrochemicals business.

       Our acrylic fibers facility is located on 1,100 acres near Pensacola in Santa Rosa County, Florida. We own all of the real property on which our acrylic fibers facility is situated and own or lease all of the facilities and equipment located there. We have recently entered into an agreement for the construction of a co-generation facility at our acrylic fibers facility that will be owned by Polsky Energy Corporation.

       Our pulp chemicals business includes five manufacturing facilities in Canada and our Valdosta, Georgia facility. We own the property on which our Buckingham, Quebec and Vancouver, British Columbia manufacturing facilities are located, with each site comprising approximately 20 acres. We also own the property on which our Saskatoon manufacturing facility is located, which consists of approximately 270 acres. We lease the property for our Thunder Bay, Ontario, and Grande Prairie, Alberta manufacturing facilities. Our Valdosta facility was constructed in conjunction with, and is leased from, the Valdosta-Lowndes County Industrial Authority. We also lease approximately 487 rail cars in connection with our pulp chemicals business. Headquarters for our pulp chemicals operations are located in Toronto, Ontario in an office building that we lease.

       We lease our principal executive offices, located in Houston, Texas.

       We believe our properties and equipment are sufficient to conduct our business.

ITEM 3. LEGAL PROCEEDINGS

Ammonia Release

       On May 8, 1994, an ammonia release occurred at our Texas City facility while a reactor in our acrylonitrile unit was being restarted after a shutdown for routine maintenance. Approximately 52 lawsuits and interventions involving approximately 6,000 plaintiffs were filed against us seeking an unspecified amount of money for alleged damages from the ammonia release. Many of these lawsuits were filed in April and early May of 1996.

       Approximately 2,600 of the plaintiffs agreed to submit their damage claims to binding arbitration. A two-week evidentiary hearing was conducted in July of 1996 before an arbitration panel to determine the amount of damages. On May 1, 1997, the panel awarded the plaintiffs an amount of damages which was well within the limits of our insurance coverage.

       Thirty-nine of the plaintiffs tried their cases to a jury in Harris County District Court. After approximately five months of trial, the jury returned a verdict on September 2, 1997. The total amount awarded for all 39 plaintiffs was well within the limits of our insurance coverage.

       Over 5,900 of these claims have now been resolved or are pending final resolution, and we continue to vigorously defend against the claims of the approximately 20 remaining plaintiffs. We are engaged in ongoing settlement discussions with the remaining plaintiffs. We believe that all or substantially all of our future out-of-pocket costs and expenses, including settlement payments and judgments, relating to these claims will be covered by our liability insurance policies.

       We do not believe the claims and litigation arising out of this incident will have a material adverse effect on us, although we cannot give any assurances to that effect.

The following ammonia lawsuits are outstanding:


       1. Otis Pointer Jr., individually and on behalf of all others similarly situated, v. Sterling Chemicals, Inc., Paul Saunders, and an unknown chemical operator; Cause No. 94CV0514; In the 56th Judicial District Court of Galveston County, Texas.
       2. Lilly Gordon, et al. v. Sterling Chemicals, Inc.; Cause No. 95-36592; In the 281st Judicial District Court of Harris County, Texas.

The following ammonia lawsuits were settled or dismissed after September 30, 1998:

       1. Holly Benefiel, et al. v. Sterling Chemicals, Inc.; Cause No. 95CV0246; In the 56th Judicial District Court of Galveston County, Texas.
       2. Versell Allums, et al. v. Sterling Chemicals, Inc., Paul Saunders, and an unknown chemical operator; Cause No. 95CV1017; In the 10th Judicial District Court of Galveston County, Texas.
       3. Lee Arvie, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0431; In the 56th Judicial District Court of Galveston County, Texas.
       4. Nita Moore, et al. v. Sterling Chemicals, Inc.; Cause No. 96-22420; In the 270th Judicial District Court of Harris County, Texas.
       5. Gloria Cotton, et al. v. Sterling Chemicals, Inc.; Cause No. 96CV0446; In the 122nd Judicial District Court of Galveston County, Texas.
       6. Timothy McClurkin, Sr. v. Sterling Chemicals, Inc.; Cause No. 96CV0451; In the 56th Judicial District Court of Galveston County, Texas.
       7. Allen E. Kitchens v. Sterling Chemicals, Inc., et al.; Cause No. 43,352; In the Galveston County Court, Galveston County, Texas.

Nickel Carbonyl Release

       On July 30, 1997, as our methanol unit at our Texas City facility was being shut down for repair, nickel carbonyl was formed when carbon monoxide reacted with nickel catalyst in the unit's reformer. After isolating the nickel carbonyl within the methanol unit, we worked with the permission and guidance of the Texas Natural Resources Conservation Commission to destroy the nickel carbonyl by incineration on-site.

       Prior to its incineration, several of our employees and contractor employees may have been exposed to nickel carbonyl in the methanol unit. Two lawsuits and two interventions involving approximately 306 plaintiffs were filed against us seeking an unspecified amount for alleged damages from the nickel carbonyl release. Since the filing of the lawsuits, approximately 14 plaintiffs' claims (including one intervenor) have been resolved, some of which are subject to the completion of documentation, and we continue to vigorously defend against the claims of the approximately 292 remaining plaintiffs. Additional claims and litigation against us relating to this incident may ensue. We believe that all or substantially all of our future out-of-pocket costs and expenses, including settlement payments and judgments, relating to these lawsuits will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on us, although we cannot give any assurances to that effect.

Ethylbenzene Release

       On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at our Texas City facility. The released chemicals included ethylbenzene, benzene, polyethylbenzene, and hydrochloric acid. We do not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities. There are no lawsuits pending against us based on this release, but we have received, and in some instances resolved, claims from individuals for alleged damage from this incident. We believe that our general liability insurance coverage is sufficient to cover all costs and expenses, including settlement payments and judgements, related to this incident in excess of the deductible.

Other Claims

       We are subject to various other claims and legal actions that arise in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for our common stock, par value $.01 per share, although our common stock is traded on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "STXX." The following table sets forth the high and low bid information of our common stock as reported on the OTC Electronic Bulletin Board for the fiscal years ended September 30, 1999 and 1998.

                    First         Second      Third      Fourth
                   Quarter        Quarter    Quarter    Quarter
                   -------        -------    -------    -------
1999 High            $7           $7 1/4       $7        $5 3/4
     Low             $4           $3 1/2       $5        $2 5/8

1998 High            $13          $12          $9 1/2    $9 1/8
     Low             $11          $8           $8        $7


      As of December 6, 1999, there were approximately 481 record holders of our common stock.

      We have not paid dividends on our common stock in any of the last three fiscal years and do not anticipate paying dividends in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions, and such other factors that our Board of Directors deems relevant. The payment of dividends on our common stock is also restricted by the terms of the indenture governing our 13 1/2% Senior Secured Discount Notes due 2008 and the terms of both series of our outstanding preferred stock. In addition, our subsidiaries (including Chemicals) are parties to various debt agreements that limit their ability to provide funds to us by way of dividends, distributions, and advances.

ITEM 6. SELECTED FINANCIAL DATA OF HOLDINGS

      The following table sets forth selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes in Item 8 of this Form 10-K.

                                                                        YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------------------
                                                 1999            1998            1997(1)          1996(2)            1995
                                             -----------      -----------      -----------      -----------      -----------
OPERATING DATA:                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

   Revenues                                  $   720,752      $   822,590      $   908,787      $   790,465      $ 1,030,198


   Gross profit                                   38,158           77,267           85,522          102,168          263,083

   Net income (loss) attributable to
   common stockholders(3)                       (112,712)         (48,579)         (28,965)          31,604          150,049

   Net cash provided by (used in)
   operating activities                          (13,890)          45,884           47,314           63,601          191,838

   Net cash used in investing activities         (25,957)         (26,622)        (196,351)         (95,957)         (53,962)

   Net cash provided by (used in)
   financing activities                           43,274          (15,238)         151,610            7,190         (109,017)

   EBITDA(4)                                      54,134           88,753          107,318          121,200          281,480

PER SHARE DATA:

   Net income (loss) per common
   share                                           (8.94)           (3.99)           (2.58)            0.62             2.70
   Cash dividends                                     --               --               --               --               --

BALANCE SHEET DATA:

   Working capital                           $   102,478      $    91,910      $   120,104      $    76,933      $    74,620

   Total assets                                  775,099          765,956          878,971          689,684          609,939

   Long-term debt (excluding current
   maturities)                                   964,555          873,616          876,281          714,632          103,581

   Redeemable preferred stock                     20,932           18,249           15,793               --               --

   Stockholders' equity (deficiency in
   assets)                                      (455,387)        (348,179)        (288,528)        (272,439)         239,318

      (1) During fiscal 1997 we acquired our acrylic fibers facility and our Saskatoon facility. See Note 7 of Notes to Consolidated Financial Statements for a discussion of these acquisitions.

      (2) In August of 1996 we recapitalized.

      (3) During fiscal 1999, we recorded pre-tax charges of $4 million for costs associated with workforce reductions, $7 million related to early retirement programs and benefit changes, and $26 million related to the impairment of our methanol production assets. During fiscal 1998, we recorded a pre-tax charge of $6 million for costs associated with workforce reductions.

      (4) EBITDA (earnings before interest, taxes, depreciation, amortization, stock appreciation rights ("SARs"), certain merger-related expenses, impairment of assets, and certain non-cash charges related to an early retirement program and benefit changes) is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. It is not intended as an alternative measure of performance to net income (loss). Because EBITDA excludes some, but not all, items that affect net income (loss) and may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies. SARs expense (income) was

$8,540,000 and $(2,767,000) for the years ended September 30, 1996 and 1995, respectively. Certain merger-related expenses were $3,633,000 for the year ended September 30, 1996. Certain non-cash charges related to an early retirement program and benefit changes were $6,781,000 for the year ended September 30, 1999. Non-cash charges related to the impairment of our methanol production assets was $26,368,000 for the year ended September 30, 1999.

SELECTED FINANCIAL DATA FOR CHEMICALS

       The following table sets forth selected financial data with respect to Chemicals' consolidated financial condition and consolidated results of operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Chemicals' Consolidated Financial Statements and related notes in Item 8 of this Form 10-K. All issued and outstanding shares of Chemicals are held by Holdings, and accordingly, per share data is not presented.

                                                                                                  PERIOD FROM
                                                  YEAR ENDED SEPTEMBER 30,                        MAY 14, 1996
                                         ------------------------------------------           (DATE OF INCEPTION)
                                            1999            1998           1997(1)          TO SEPTEMBER 30, 1996(2)
                                         ----------      ----------      ----------         ------------------------
OPERATING DATA:                                               (Dollars in Thousands)
   Revenues                              $  720,752      $  822,590      $  908,787               $   83,410
   Gross profit                              38,158          77,267          85,522                   (1,659)
   Net income (loss)                        (94,722)        (33,669)        (14,851)                     174


BALANCE SHEET DATA:
   Working capital                       $  104,006      $   91,997      $  119,829               $   77,299
   Total assets                             752,106         762,503         875,317                  685,451
   Long-term debt
      (excluding current maturities)        816,927         745,709         768,870                  619,875
   Stockholder's equity
      (deficiency in assets)               (309,590)       (220,445)       (175,587)                (184,302)


       (1) During fiscal 1997, we acquired our acrylic fibers facility and our Saskatoon facility. See Note 7 of Notes to Consolidated Financial Statements for a discussion of these acquisitions.

       (2) In August of 1996 we recapitalized. Prior to August 21, 1996, Chemicals had no operating activities, other than those related to merger activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       We are a holding company whose only material asset is our investment in Chemicals, our primary operating subsidiary. Chemicals owns substantially all of our consolidated operating assets. Other than additional interest expense associated with our 13 1/2% Notes, our results of operations are essentially the same as Chemicals.

       The primary markets in which we compete, especially styrene and acrylonitrile, are cyclical and are sensitive to factors such as:

       o      changes in the balance between supply and demand;

       o      the price of raw materials; and

       o      the level of general worldwide economic activity.

Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in overcapacity and declining prices and profit margins. Large global capacity additions of styrene and acrylonitrile were completed during 1997 and 1998. In addition, events in the financial markets in certain Asian countries impacted the demand growth for our products, particularly styrene and acrylonitrile, resulting in a negative impact on sales volumes, prices, and margins in fiscal 1998 and fiscal 1999.

       Styrene prices are cyclical and sensitive to overall supply relative to demand and the level of general business activity. During 1994 and the first half of 1995, the styrene industry ran at high utilization rates resulting from demand growth from worldwide economic expansion, which in turn resulted in high styrene prices and margins. During the second half of 1995, styrene prices decreased significantly as demand growth weakened. Increased capacity additions, particularly in Asia, resulted in lower styrene prices and margins beginning in 1996 and continuing to date. Economic events in various Asian countries in 1997 and 1998 reduced demand growth for styrene and contributed further to the declines. Global production capacity for styrene is estimated at approximately 45 billion pounds, including approximately eight billion pounds of net capacity which was added by competitors in 1997, 1998, and 1999. The average sales prices we received for our styrene declined by approximately 41% from fiscal 1995 to fiscal 1996, approximately 2% from fiscal 1996 to fiscal 1997, and approximately 17% from fiscal 1997 to fiscal 1998. However, the average prices we received for our styrene was approximately the same in fiscal 1998 and fiscal 1999. During the first quarter of fiscal 2000, styrene prices have increased significantly from levels experienced in fiscal 1999 due to a combination of increased demand from Asia and operating problems at several styrene plants. We cannot, however, be sure that these increases can be sustained or whether prices and margins will increase or decrease in the future.

       The acrylonitrile market exhibits characteristics in capacity utilization, selling prices, and profit margins similar to those of styrene. Moreover, as a result of our high percentage of export acrylonitrile sales, demand for our acrylonitrile is significantly influenced by export customers, particularly those that supply acrylic fibers to China. During 1995, strong demand for acrylic fibers and ABS resins, particularly in China, increased demand for acrylonitrile resulting in high prices and margins. Acrylonitrile demand began to weaken in late 1995 for the same reasons that caused the deterioration in the styrene market. Increased acrylonitrile capacity, primarily in Asia, and weakened demand growth in Asian markets resulted in lower acrylonitrile prices and margins beginning in fiscal 1996 and continuing through fiscal 1999. Global production capacity for acrylonitrile is estimated at over 12 billion pounds, including approximately one billion pounds which was added by competitors in 1997 and 1998. In addition, Solutia is constructing a new acrylonitrile production facility in Chocolate Bayou, Texas which is expected to have a rated annual production capacity of approximately 500 million pounds and is expected to begin production in the third calendar quarter of 2000. The average acrylonitrile sales prices we received declined by approximately 29% from fiscal 1995 to fiscal 1996, approximately 3% from fiscal 1996 to fiscal 1997, approximately 29% from fiscal 1997 to fiscal 1998, and approximately 32% from fiscal 1998 to fiscal 1999.

       The sodium chlorate market has historically experienced cycles in capacity utilization, selling prices, and profit margins. Since the mid-1980s, North American demand for sodium chlorate has grown at an average annual rate of approximately 9% as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine in bleaching applications. During fiscal 1998 and fiscal 1999, demand for sodium chlorate did not increase at historical rates as a result of weak market conditions and lower operating rates in the pulp and paper industry. Our average sodium chlorate prices decreased by approximately 5% from fiscal 1996 to fiscal 1997, approximately 7% from fiscal 1997 to fiscal 1998, and approximately 8% from fiscal 1998 to fiscal 1999.

       We market substantial volumes of petrochemicals and generate substantial revenues under our conversion and long-term agreements. The approximate percentages of our total petrochemicals sales volumes and revenues from our conversion and long-term agreements in the last three fiscal years are shown in the following table:

                                                           1997     1998  1999
                                                           -----   -----  -----
       Percentage of total sales volumes..................  51%     52%    56%
       Percentage of total revenues.......................  33%     38%    41%

Under our conversion agreements, the customer furnishes some or all of the raw materials, which we process into other petrochemicals in exchange for a fee designed to cover our fixed and variable costs of production. These conversion agreements help us to maintain lower levels of working capital and, in some cases, to gain access to certain improvements in manufacturing process technology. We believe that our petrochemicals conversion agreements:

       o      help us optimize capacity utilization rates;

       o      help us lower our selling, general, and administrative expenses;
              and

       o insulate us to some extent from the effects of declining markets and increases in raw materials prices.


LIQUIDITY AND CAPITAL RESOURCES

Long-Term Debt

       As of September 30, 1999, our long-term debt, including current maturities, totaled approximately $969 million and consisted of:

       o      Chemicals' two secured revolving credit facilities;

       o two secured term loans under a credit facility at our Saskatoon subsidiary;

       o Chemicals' 11 1/4% Senior Subordinated Notes, 11 3/4% Senior Subordinated Notes, and 12 3/8% Senior Secured Notes; and

       o      Holdings' 13 1/2% Senior Secured Discount Notes.

       On July 23, 1999, Chemicals completed a refinancing of all senior debt outstanding under its old senior credit facility by issuing its 12 3/8% Notes and establishing a revolving credit facility secured by its and some of its subsidiaries' fixed assets and certain other assets and a revolving credit facility secured by its and some of its subsidiaries' working capital. The two revolving credit facilities provide an aggregate borrowing capacity of $155 million. All indebtedness under the old senior credit facility was repaid and the old senior credit facility was terminated upon consummation of the refinancing. The refinancing increased our liquidity by eliminating near-term debt amortization and financial covenants associated with the old senior credit facility, as well as by increasing revolving credit availability. Although no assurances can be given, we believe the additional liquidity provided by the refinancing, when combined with cash flows from operations and other sources of available capital, will be sufficient to enable us to operate through the current cyclical downturn in the markets for our primary petrochemicals products. This belief is largely based upon assumptions regarding the condition of the markets of our primary products over the next 18-24 months, which assumptions are based in part on published reports of industry experts. If these assumptions prove to be incorrect, there is a strong possibility that we would be unable to fund our operations and meet our debt service requirements over an extended period. Additional information regarding our liquidity, both short-term and long-term, appear below in "Certain Known Events, Trends, Uncertainties, and Risk Factors."

      The 12 3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of that subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of that subsidiary.

However, the 12 3/8% Notes, and each subsidiary's guarantee, is subordinated to the extent of the collateral securing our secured revolving credit facilities. The 12 3/8% Notes and the subsidiary guarantees are secured by:

       o a second priority lien on all of Chemicals' United States production facilities and related assets,
       o a second priority pledge of all of the capital stock of each subsidiary guarantor, and
       o a first priority pledge of 65% of the stock of certain of our subsidiaries incorporated outside of the United States.

       Under the secured revolving credit facilities, Chemicals and each of its direct and indirect United States subsidiaries, other than Sterling Chemicals Acquisitions, Inc., are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The secured revolving credit facilities consist of:

       o a $70,000,000 revolving credit facility secured by a first priority lien on all of our United States production facilities and related assets, all of Chemicals' capital stock, and all of the capital stock of each co-borrower and a second priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and each co-borrower; and

       o an $85,000,000 revolving credit facility secured by a first priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and each co-borrower.

       Available credit under the current assets revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42,500,000. In addition, the borrowing base for the current assets revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

       The commitments for each of the secured revolving credit facilities will be permanently reduced to the extent required under the credit agreement upon prepayments made out of specific sources of funds, including assets sales by Chemicals and the co-borrowers and certain equity issuances by Holdings.

       The indentures governing the 13 1/2% Notes, the 12 3/8% Notes, the
11 3/4% Notes, and the 11 1/4% Notes and our credit agreement contain numerous covenants, including, but not limited to, restrictions on our ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. In addition, these indentures and the credit agreement specify various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, none of these indentures or the credit agreement require us to satisfy any financial ratios or maintenance tests.

       The indentures governing the 12 3/8% Notes, the 11 1/4% Notes, and the 11 3/4% Notes and the credit agreement contain provisions which restrict the payment of advances, loans, and dividends from Chemicals to Holdings. The most restrictive of these covenants limits those payments during fiscal 2000 to approximately $2.0 million, plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement.

       At September 30, 1999, the total credit available under the secured revolving credit facilities was $155 million and approximately $55 million was drawn under the fixed assets revolver. Therefore, at September 30, 1999, we had additional borrowing capacity of approximately $100 million.


Standby Equity Commitments

       In December of 1998, we entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs, and Koch Capital Services, Inc. Pursuant to the terms of the Standby Purchase Agreements, the purchasers committed to purchase up to 2.5 million shares of our common stock, at a price of $6.00 per share, if, as, and when requested by us at any time or from time to time prior to December 15, 2001. Under each of the Standby Purchase Agreements, we may only require the purchasers to purchase these shares if we believe that such capital is necessary to maintain, reestablish, or enhance our borrowing ability under our revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the purchasers to enter into the Standby Purchase Agreements, we issued warrants to purchase an aggregate of 300,000 shares of our common stock to the purchasers at an exercise price of $6.00 per share. Under the Standby Purchase Agreements, we are obligated to issue additional warrants to purchase up to 300,000 additional shares of our common stock to the purchasers if, as, and when they purchase shares of our common stock under the Standby Purchase Agreements.

Saskatoon Facility

       In July of 1997, Sterling Pulp Chemicals (Sask) Ltd., our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions. The indebtedness under the Saskatoon credit agreement is secured by substantially all of the assets of this subsidiary, including the Saskatoon facility. The Saskatoon credit agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility. A mandatory prepayment in the amount of approximately Cdn. $2 million will be made in the first quarter of fiscal 2000 pursuant to this obligation.

       The Saskatoon credit agreement provides a revolving credit facility of Cdn. $8 million to be used by the Saskatoon subsidiary solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of September 30, 1999. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet the Saskatoon subsidiary's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

       Because of restrictions in the Saskatoon credit agreement, we will generally not have access to the cash flows of our Saskatoon subsidiary. In addition, because of its designation as an "Unrestricted Subsidiary" under the credit agreement and the indentures for the 13 1/2% Notes , the 12 3/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes, , the Saskatoon subsidiary's results are not considered in determining compliance with the covenants contained therein.

       The Saskatoon credit agreement contains provisions which restrict the payment of advances, loans, and dividends from our Saskatoon subsidiary to us or Chemicals. The most restrictive of these covenants limits such payments during fiscal 2000 to approximately $1 million, plus any amounts due to us from our Saskatoon subsidiary under the intercompany tax sharing agreement.


Working Capital

       Working capital at September 30, 1999 was $102 million, an increase of $11 million from September 30, 1998. This increase was the result of the following changes:

               Current Assets                         Current Liabilities
               --------------                         -------------------
                (In Millions)                            (In Millions)
Cash and cash equivalents      $   4     Accounts payable                   $  (26)
Inventories                       (3)    Accrued liabilities                    (8)
Accounts receivable               27     Current portion long-term debt          5
                                                                            ------
Deferred income tax benefit       12
Other                             --                                        $  (29)
                               -----
                               $  40

( ) - Decrease in assets, increase in liabilities


Cash Flow

       Net cash used in our operations was $14 million in fiscal 1999, a decrease of $60 million from the net cash provided from our operations in fiscal 1998. This decrease in net cash resulted primarily from a decrease in earnings between the same periods and slightly higher working capital requirements. Net cash flow used in our investing activities was $26 million in fiscal 1999 compared to $27 million in fiscal 1998. Net cash flow provided by our financing activities was $43 million in fiscal 1999 compared to net cash flows used in our financing activities of $15 million in fiscal 1998. This increase in cash provided by financing activities was primarily due to the increase in borrowings under our secured revolving credit facilities.


Capital Expenditures

       Our capital expenditures were $30 million in fiscal 1999, $27 million in fiscal 1998, and $43 million in fiscal 1997. Our capital expenditures in 1999 were primarily related to the acetic acid expansion, our project to reduce the levels of phenylacetylene, or "PA," in the styrene produced at our Texas City facility, and routine safety, environmental, and replacement capital. Our fiscal 1998 capital expenditures were primarily related to routine safety, environmental, and replacement capital. Our fiscal 1997 capital expenditures were primarily for construction costs related to our methanol unit and our Valdosta facility, along with the distributive control systems upgrades at our acrylonitrile unit. In addition, we incurred capital expenditures in fiscal 1997 for process modernization in styrene and acrylonitrile and for routine safety, environmental, and replacement capital.

       Capital expenditures are expected to be approximately $30 to $40 million in fiscal 2000, with about $20 to $25 million dedicated to our petrochemicals business and $10 to $15 million dedicated to our pulp chemicals business. These capital expenditures will be primarily for process enhancements for styrene, the DSIDA project, and routine safety, environmental, and replacement capital.

       Our capital expenditures for environmentally-related prevention, containment, and process improvements were $6 million and $2 million for fiscal years 1999 and 1998, respectively. We do not anticipate a material increase in these types of expenditures during fiscal 2000, although no assurances can be given to that effect. During fiscal years 1999 and 1998, we did not incur any other infrequent or non-recurring material environmental expenditures which were required under existing environmental regulations. See "Certain Known Events, Trends, Uncertainties, and Risk Factors - Environmental and Safety Matters."


NEW ACCOUNTING STANDARDS

       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," established standards for reporting and displaying of comprehensive income and its components. Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," establishes revisions to employers' disclosure about pension and other post retirement benefit plans. We adopted these statements as of October 1, 1998.

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We are evaluating the accounting impact and disclosures that will be required when this statement is adopted in the first quarter of fiscal 2001.

CERTAIN KNOWN EVENTS, TRENDS, UNCERTAINTIES, AND RISK FACTORS


       The amount of our outstanding indebtedness is substantial and may limit our ability to fund future working capital needs and increase our exposure during adverse economic conditions. Additionally, our debt level could prevent us from fulfilling our obligations under our indebtedness.

       Our substantial indebtedness of $969 million and deficiency in assets of $455 million at September 30, 1999 could have important negative consequences. For example, it could:

       o make it more difficult for us to satisfy our obligations with respect to all of our indebtedness;

       o make us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

       o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate requirements;

       o limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

       o impact the availability of raw materials and financial terms of our business with suppliers;

       o place us at a competitive disadvantage compared to our competitors that have less debt; and

       o      limit our ability to borrow additional funds.

The covenants in our debt instruments restrict our flexibility.

       The covenants in our indentures and the credit agreement restrict our ability to:

       o      incur indebtedness;

       o      pay dividends and make other restricted payments or investments;

       o      sell assets;

       o      engage in certain mergers and acquisitions; and

       o      refinance existing indebtedness.


Despite current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks described above.

       The terms of the agreements governing our indebtedness restrict but do not prohibit us from incurring more debt. As of September 30, 1999, we had additional borrowing capacity under our secured revolving credit facilities of up to approximately $100 million. If new debt is added to our current debt levels, the related risks that we now face could increase.


Factors beyond our control may impact our ability to meet our debt service requirements.

       Our ability to meet our debt service requirements will depend on our future performance, which in turn is dependent upon conditions in the markets for our products, the economy generally, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured revolving credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our various lenders will be permitted to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments.


Chemicals may be unable to pay dividends to Holdings, which may prevent Holdings from fulfilling its obligations under its 13 1/2% Notes and may lead to a change in control.

       The dividend restrictions in the indentures governing the 12 3/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes allow Chemicals to pay dividends to Holdings in connection with our required interest payments on the 13 1/2% Notes only if the ratio of the consolidated EBITDA of Chemicals and certain of its subsidiaries to their interest expense is 2.0 to 1.0 or greater, on a trailing four quarter basis, after giving pro-forma effect to the dividend. Holdings currently has no source of funds other than dividends and must make the first interest payment on the 13 1/2% Notes on February 15, 2002. For the four quarters ended September 30, 1999, the consolidated EBITDA coverage ratio under these indentures was 0.4 to 1.0, significantly below the required ratio. All of the capital stock of Chemicals is pledged to secure the 13 1/2% Notes and the new fixed assets revolver. An event of default under the indenture for the 13 1/2% Notes or the new fixed assets revolver may prompt those lenders to foreclose upon Chemicals' stock. Among other things, that foreclosure would likely constitute a change of control under the indenture for the 13 1/2% Notes and the credit agreement. In the event that the consolidated EBITDA coverage ratio is insufficient to make the required dividends, we would need to pursue other permissible methods of distributing cash to or otherwise acquiring cash for Holdings. However, the number of permissable methods is limited in scope and amount and no assurances can be given that any such permissible methods will be available or sufficient at that time.

We may be unable to repurchase the notes upon a change of control, and a change of control may trigger defaults under our debt instruments.

       Upon the occurrence of specific kinds of change of control events, Holdings and Chemicals are required to offer to repurchase all of their respective notes. It is possible that we will not have sufficient funds at the time of a change of control to make the required repurchases. In addition, provisions in the credit agreement prohibit these repurchases. Further, specific kinds of change of control events would constitute an event of default under the credit agreement. An event of default under the credit agreement, unless cured or waived, would also be an event of default under each of the indentures. Some important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control event and would not trigger the required offer to repurchase under these indentures.


The industries in which we participate are cyclical and many of our major products are currently experiencing significantly depressed market conditions, which has negatively affected our business and may make it difficult for us to repay our debts.

       The markets for our petrochemicals and pulp chemicals products are cyclical, and prices typically vary in response to changes in overall supply relative to demand and the level of general business activity. As prices decline, our profit margins generally decrease, which adversely affects our business and our ability to pay interest and principal on our indebtedness. Large global capacity additions of styrene and acrylonitrile were completed in 1997 and 1998. For styrene, approximately five billion pounds of net new capacity was added and, for acrylonitrile, approximately one billion pounds of net new capacity was added. In addition, Solutia is constructing a new acrylonitrile production facility which is expected to have a rated annual production capacity of approximately 500 million pounds and begin production in the third calendar quarter of 2000. Further capacity additions for both styrene and acrylonitrile are planned in fiscal 2000 and later years. Further, reduced operating rates at pulp mills have reduced the rate of growth in demand for our pulp chemicals products and services. The resulting impact on prices and margins negatively impacted our results in fiscal 1997, 1998, and 1999, and could negatively impact our results in the future. Although recently there has been some improvement in the market for styrene, conditions can change quickly and we can give no assurances that this improvement can be sustained or whether it will improve or worsen in the future. If the markets for our primary products do not improve significantly, we may be unable to fulfill our obligations to repay the principal on our indebtedness when that indebtedness matures. We may need to refinance all or a portion of our indebtedness on or before maturity, but we may be unable to do so on commercially reasonable terms or at all. If market conditions for our products decline significantly from current levels, we may be unable to make scheduled interest payments on our indebtedness.


The petrochemicals, acrylic fibers, and pulp chemicals industries are highly competitive.

       Many of our competitors, particularly in the petrochemicals industry, are larger and have substantially greater financial resources than we have. We compete with some of the world's largest chemical companies, many of whom, in contrast to us, supply much of their own raw materials requirements. In addition, a significant portion of our business is based upon widely available technology. The entrance of new competitors into the industry or the addition by existing competitors of new capacity may reduce our ability to maintain profit margins or preserve our market share, even during periods of increased demand for our products.


Our business may be adversely affected if we are unable to obtain raw materials from third-party suppliers at reasonable prices.

       For most of our products, the combined cost of raw materials, including utilities in the case of pulp chemicals, is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices is critical to the success of our business. If we are unable to obtain raw materials at reasonable prices, our results of operations would be negatively impacted by an increase in our costs or a decrease in our capacity or both. Most of the raw materials we use are supplied by others, and many of them are subject to wide price fluctuations for a variety of reasons beyond our control. For example, changes in the availability of these products may result from major capacity additions or significant facility operating problems. We can give no assurances that we will continue to be able to secure adequate supplies of any of our raw materials at reasonable prices.


Our industry is subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

       Our operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations, and permit requirements. This regulation, and the potential for further expanded regulation, may increase our costs and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and thereby negatively affect our business. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of our products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal, and other waste handling practices and equipment. For these reasons, we are uncertain as to the amount of our future environmental expenditures and liabilities.

The regulatory outlook for our pulp chemicals business is uncertain.

       Our pulp chemicals business is sensitive to environmental regulations. Regulations restricting, but not altogether banning, absorbable organic halides and other chlorine derivatives in bleach plant effluent have a favorable effect on our pulp chemicals business. Several pending lawsuits are challenging an important group of these regulations known as the "Cluster Rules." Although we believe that the Cluster Rules will ultimately be upheld in this litigation, we cannot be sure that they will. Even if the Cluster Rules are upheld, the existence of these actions adds uncertainty as to the rate of implementation of the Cluster Rules, which may negatively affect the performance of our pulp chemicals business. Conversely, any significant ban on all chlorine-containing compounds in the pulp bleaching process could have a material adverse effect on our financial condition and results of operations. British Columbia has adopted regulations that require the elimination of the use of all chlorine products, including chlorine dioxide, in the pulp bleaching process by the year 2002, although the pulp and paper industry is working to change this regulation.

We are subject to many operating risks, some of which may not be covered by insurance.

       A business risk inherent in all chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While we attempt to operate our facilities responsibly and in compliance in all material respects with all applicable environmental and health and safety requirements, we may face expenses and liabilities as a result of our past or future operations. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses, and we maintain insurance at levels that we believe are typical for our industry. A major incident or other event at any of our facilities, however, could result in liabilities in excess of our insurance coverages or uncovered liabilities or claims beyond the financial ability of the insurance carrier to pay.


Current and future legal proceedings may have unfavorable outcomes.

       We are currently a party to several legal proceedings, and additional legal proceedings could be filed against us in the future. We are not able to predict the final outcome of the current proceedings, and we cannot guarantee that the ultimate resolution of current or future proceedings will not have a material adverse effect on us. For more information, see Note 6 of the Notes to Consolidated Financial Statement included in this Form 10-K.


We depend upon the continued operation of our Texas City facility.

       All of the petrochemicals we manufacture, including all of our styrene, acrylonitrile, and acetic acid, are produced at our Texas City facility. Significant unscheduled downtime at our Texas City facility could have a material adverse affect on our results. Downtime can occur for a variety of reasons, including equipment breakdowns, interruptions in the supply of raw materials, power failures, natural forces, or other normal hazards associated with the production of petrochemicals. Although we maintain business interruption insurance that we consider to be adequate under the circumstances, we cannot guarantee that a significant interruption in the operation of our Texas City facility would be covered by this insurance or would not otherwise have a material adverse effect on us.


We may have difficulty forming strategic joint ventures.

       An element of our long-term business strategy is to pursue attractive strategic joint ventures. However, restrictions under the indentures and the credit agreement limit our ability to do so, such as restrictions on our ability to sell assets, incur indebtedness, create liens, and make investments and other restricted payments.

We depend upon our long-term contracts and significant customers.

       We sell significant portions of our acrylonitrile, methanol, and styrene production and all of our acetic acid and plasticizers production under long-term contracts. These contracts are intended to provide stability in the event that the demand for or prices of these products decline significantly, but also limit our ability to take full advantage of attractive market conditions during periods of higher prices for these products. During fiscal 1999, a significant portion of the production from our Texas City facility was dedicated to multi-year contracts with Solutia, Bayer AG, BP Chemicals, and BASF. If the markets for these products are depressed, the loss of one or more of these customers or a material reduction in the amount of product purchased by one or more of them could have a material adverse effect on us. Solutia is building an acrylonitrile manufacturing facility in Chocolate Bayou, Texas and, in anticipation of the completion of this facility, has elected to terminate its acrylonitrile purchase agreement with us effective September 1, 2000. We do not believe this termination will have a material adverse effect on us, although we can give no assurance to that effect.


The success of our acrylic fibers business is dependent on our proprietary technology.

      The competitiveness of our acrylic fibers operations with respect to its specialty textiles and technical fibers products, our higher margin acrylic fibers products, is maintained, to a significant extent, through the exclusive ownership or use of certain product and manufacturing technology. If competitors of our acrylic fibers operations gain access to the use of similar technology, or render our technology obsolete through the introduction of superior technology, our acrylic fibers operations would be materially adversely affected.


We face risks related to our foreign operations that may negatively affect our business.

       Approximately 26% of our fiscal 1999 revenues were derived from our Canadian-based pulp chemicals business and approximately 28% were derived from export sales of our products. Our international operations and exports to foreign markets make us subject to a number of special risks such as:

       o      currency exchange rate fluctuations;

       o      foreign economic conditions;

       o      trade barriers;

       o      exchange controls;

       o      national and regional labor strikes;

       o      political risks and risks of increases in duties;

       o      taxes;

       o      governmental royalties; and

       o changes in laws and policies governing operations of foreign-based companies.

The occurrence of any one or a combination of these factors may increase our costs or have other negative effects on our business. In addition, earnings of foreign subsidiaries and intercompany payments are subject to foreign income tax rules that may reduce cash flow available to meet our required debt service and other obligations.

       As we derive most of our pulp chemicals revenues from production and sales by our subsidiaries within Canada, we have organized our subsidiary structure and our operations in part based on assumptions regarding various Canadian tax laws, currency exchange laws, capital repatriation laws, and other relevant laws. While we believe that these assumptions are correct, we cannot guarantee that Canadian taxing or other authorities will reach the same conclusion. If our assumptions are incorrect, or if the Canadian government changes or modifies such laws or the current interpretations thereof, we may suffer material adverse tax and financial consequences.

       A portion of our expenses and sales are denominated in Canadian dollars and, accordingly, our revenues, cash flows, and earnings may be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar, which may also have material adverse tax consequences. These currency fluctuations could have a material adverse impact on us as increases in the value of the Canadian dollar relative to the United States dollar have the effect of increasing the United States dollar equivalent of cost of goods sold and other expenses with respect to our Canadian production facilities. We have historically entered into forward foreign exchange contracts to hedge our exposure, although we do not engage in currency speculation. While these hedges limit our exposure to relative increases in the value of the Canadian dollar, they also limit the benefits that we may realize from relative decreases in that value. The last of our existing forward exchange contracts expires in March of 2000, and we do not currently intend to enter into any additional forward exchange contracts.


Our right to directly participate in the earnings of our subsidiaries is limited by our organizational structure and our debt instruments.

     All of our operations are conducted, and all of our assets are owned, by our subsidiaries (including Chemicals). Our right, and thus the right of our stockholders, to participate in any distribution of earnings or assets of our subsidiaries is subject to the claims of creditors of our subsidiaries. In addition, our subsidiaries are parties to various debt documents and other agreements that limit their ability to incur additional indebtedness and to provide funds to us by way of dividends, distributions, and advances. A substantial portion of Chemicals' operations are conducted, and a substantial portion of Chemicals' assets are owned, by its subsidiaries. The right of Chemicals, and thus our right to participate in any distribution of earnings or assets of Chemicals' subsidiaries is subject to the claims of creditors of such subsidiaries. Chemicals' subsidiaries are parties to various debt documents and other agreements that limit their ability to incur additional indebtedness and to provide funds to Chemicals by way of dividends, distributions, and advances.


We are subject to risks related to the Year 2000 that could negatively impact our business.

       Some computer systems and other equipment with computer chips store dates as two digits rather than four to define the applicable year. For example, these computer systems would store the year "1999" as "99." Any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may interpret the digits "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing serious disruption of operations. We went through the process of using both internal and external resources to address the Year 2000 issue. We recently completed a comprehensive project intended to upgrade our information technology systems, which include our computer systems and software, and our non-information technology systems, which include our process control systems and other equipment that utilize embedded chips to control various functions, to systems that will consistently and properly recognize the Year 2000 and subsequent years.

       We have conducted an inventory of our hardware and software and made a preliminary assessment of the Year 2000 compliance of our business and process control systems. We believe this assessment helped determine which of our business and process control systems are critical to our business, and those systems which we deemed to be critical were assigned a higher priority in our Year 2000 remediation effort. In this phase of the project, we discovered some Year 2000 deficiencies in our business systems and initiated plans to rectify these issues in the remediation and replacement phase of the project. The preliminary assessment of our process control systems did not detect any material Year 2000 difficulties. We then engaged a nationally recognized independent consultant to perform a more detailed survey of all of our business and process control systems, including critical and non-critical systems, to confirm the absence of any additional material Year 2000 deficiencies. This survey has been completed and did not reveal any additional material Year 2000 deficiencies.

       In the second phase of our Year 2000 project, we believe we have taken the necessary steps to rectify all material Year 2000 deficiencies. A major component of this effort involved the replacement of all critical business systems which may not be Year 2000 compliant with new business systems intended to be Year 2000 compliant. All of these projects were completed by October of 1999. If we determine that any additional systems under review have material Year 2000 deficiencies, we plan to take appropriate remedial action. At this time, the instrumentation in the laboratory at our Texas City facility requires significant remediation or replacement. However, this instrumentation can be successfully operated with minimal manual intervention. Even without remediation or replacement, this instrumentation would not jeopardize the successful operation of our Texas City facility.

       The final phase of our Year 2000 project involved testing all critical systems to confirm that these systems will react properly to the advent of the Year 2000. We have conducted tests on all of our current information technology and non-information technology systems that were not identified as having Year 2000 deficiencies. In addition, we conducted tests on all newly installed and updated systems to determine if they are Year 2000 compliant. All of this testing was recently completed and indicated no material problems.

       The total estimated expense for our Year 2000 compliance projects is approximately $11 to $13 million, of which we have incurred approximately $9 million through September 30, 1999. We have been funding and will continue to fund this expense out of our operating cash flows or borrowings under our secured revolving credit facilities.

       Irrespective of our efforts, some Year 2000 problems, such as processing failures, error messages, or incorrect data may still occur in some of our computer systems if we receive programs or data from third parties who are not Year 2000 compliant. Moreover, our business may be disrupted in other ways by Year 2000 problems of third parties, which may affect, for example, our ability to obtain needed materials or deliver our products. We endeavored to determine whether our significant vendors, customers, and others with whom we deal are Year 2000 compliant and requested that such persons complete and return surveys with respect to their Year 2000 issues. We did not receive any survey response that indicated that any of these persons have any specific Year 2000 problems. However, we cannot be sure that a Year 2000 problem will not occur for us as a result of a Year 2000 problem of one of our vendors or customers or some other person with whom we deal.

       While our principal Year 2000 compliance projects have been completed, it is possible that our compliance efforts may be ineffective. A failure to properly and timely correct any Year 2000 deficiencies would affect us on several levels. If our Year 2000 remediation efforts were to prove unsuccessful, we might be unable to operate one or more of our manufacturing facilities, take orders, sell products, or otherwise generally conduct our business. Since our business is characterized by large volume sales to a relatively limited number of customers, we believe that, with the engagement of additional personnel, orders could be processed and deliveries completed through manual means. In preparation for this type of scenario, we have outlined a contingency plan to guide the hiring and training of additional personnel and the processing of paperwork manually.

       Although we believe that we have taken the appropriate courses of action to ensure that we are Year 2000 compliant, we cannot be sure that the actions discussed above will have the anticipated results or that Year 2000 problems will not have a material adverse effect on our financial condition or results of operations. Specific factors that might affect the success of our Year 2000 efforts and the occurrence of Year 2000 disruption or expense include:

       o our failure or the failure of our consultant to properly identify deficient systems;

       o the failure of the selected remedial action to adequately address any deficiencies;

       o unforeseen expenses related to the remediation of existing systems or the transition to replacement systems; and

       o the failure of third parties to become compliant or to adequately notify us of potential non-compliance.


Labor Relations

       Approximately 37% of our employees are covered under various union contracts. Approximately 21% of our employees are covered by one union contract at our Texas City facility, which expires on May 1, 2002.

       Although we believe our relationship with our employees is generally good, a strike by one or more of the unions representing our employees could have a material adverse effect on our financial condition, results of operations, or cash flows.

RESULTS OF OPERATIONS

       The following table sets forth revenues, gross profit, and operating income (loss) for our segments for the years ended September 30, 1999, 1998, and 1997.

                                             YEAR ENDED SEPTEMBER 30,
                                           -----------------------------
                                             1999      1998       1997
                                           --------  --------   --------
                                               (Dollars in Millions)
REVENUES:
Petrochemicals...........................  $    531  $    622   $    728
Pulp Chemicals...........................       190       201        181
                                           --------  --------   --------
                                           $    721  $    823   $    909
                                           ========  ========   ========

GROSS PROFIT:
Petrochemicals...........................  $     --  $     31   $     33
Pulp Chemicals...........................        38        46         53
                                           --------  --------   --------
                                           $     38  $     77   $     86
                                           ========  ========   ========

OPERATING INCOME (LOSS):
Petrochemicals...........................  $   (64)  $     (3)  $     11
Pulp Chemicals...........................       27         36         46
                                           --------  --------   --------
                                           $   (37)  $     33   $     57
                                           =======   ========   ========

COMPARISON OF FISCAL 1999 TO FISCAL 1998

            Our revenues were approximately $721 million in fiscal 1999, a decrease of approximately 12% from our revenues of approximately $823 million in fiscal 1998. This decrease in our revenues resulted primarily from lower acrylonitrile, sodium chlorate, and methanol sales prices and reduced acrylonitrile sales volumes, partially offset by increased styrene sales volumes. We recorded a net loss of approximately $112.7 million, or $8.94 per share, for fiscal 1999 compared to a net loss of approximately $48.6 million, or $3.99 per share, that we recorded for fiscal 1998. This increase in net loss resulted primarily from:

       o      reduced acrylonitrile, sodium chlorate, and methanol margins;

       o      decreased acrylonitrile sales volumes;

       o      turnarounds of our styrene and acetic acid facilities;

       o      weak markets in acrylic fibers;

       o expense of $26.4 million related to the impairment of our methanol production assets;

       o increased costs associated with early retirement programs, benefit changes, and workforce reductions; and

       o an extraordinary loss related to unamortized debt issue costs as a result of the refinancing completed on July 23, 1999.


Revenues, Gross Profit, and Operating Income (Loss)

       Petrochemicals. Revenues from our petrochemicals operations were approximately $531 million in fiscal 1999, a decrease of approximately 15% from our fiscal 1998 revenues from our petrochemicals operations of approximately $622 million. This decrease in revenues resulted primarily from reduced acrylonitrile, acrylic fibers, and methanol sales prices and decreased acrylonitrile sales volumes. The economic conditions in Asia negatively impacted market conditions in fiscal 1999, particularly for our styrene, acrylonitrile, and acrylic fibers products. Our petrochemicals operations recorded operating losses of approximately $64 million for fiscal 1999, compared to operating losses of approximately $3 million from our petrochemicals operations for fiscal 1998. The increased losses resulted primarily from weaker operational performance in acrylonitrile, acrylic fibers, and methanol and the expense related to the impairment of our methanol plant.

       Revenues from our styrene operations were approximately $246 million in fiscal 1999, an increase of approximately 4% from our fiscal 1998 revenues from our styrene operations of approximately $237 million. Sales prices for our styrene was approximately the same in fiscal 1999 and fiscal 1998. In addition, sales volume of our styrene increased approximately 3% for fiscal 1999 from sales volumes of our styrene for fiscal 1998. The increase in sales volumes of our styrene resulted primarily from improved market conditions in the fourth quarter of fiscal 1999, particularly in Asia. During fiscal 1999, prices for benzene, one of the primary raw materials for styrene, were approximately 7% lower than the prices we paid for benzene in fiscal 1998 and prices for ethylene, the other primary raw material for styrene, were approximately 6% higher than the prices we paid for ethylene in fiscal 1998. Margins on our styrene sales during fiscal 1999 increased from margins on our styrene sales during fiscal 1998, due to the aforementioned reasons.

       Revenues from our acrylonitrile and derivatives operations, including sodium cyanide and TBA, were approximately $93 million in fiscal 1999, a decrease of approximately 30% from our fiscal 1998 revenues from these operations of approximately $132 million. Sales prices for our acrylonitrile decreased approximately 32% in fiscal 1999 from sales prices for our acrylonitrile in fiscal 1998. This decrease in sales prices resulted primarily from weaker market conditions, particularly in Asia. Sales volume of our acrylonitrile decreased approximately 18% in fiscal 1999 from sales volumes of our acrylonitrile in fiscal 1998. During fiscal 1999, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 25% lower than the prices we paid for propylene in fiscal 1998 and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 9% lower than the prices we paid for ammonia in fiscal 1998. Margins on our acrylonitrile sales during fiscal 1999 decreased from the margins on our acrylonitrile sales during fiscal 1998, primarily as a result of lower acrylonitrile sales prices, which more than offset our lower raw materials costs.

       Revenues from our acrylic fibers operations in fiscal 1999 were approximately $67 million, a decrease of approximately 33% from our fiscal 1998 revenues from our acrylic fibers operations of approximately $100 million. Sales prices and volumes for our acrylic fibers decreased 10% and 25%, respectively, in fiscal 1999 compared to fiscal 1998. In addition, our acrylic fibers operations' performance in fiscal 1999 continued to be negatively impacted by weak market conditions and imports from European suppliers.

       Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were approximately $126 million for fiscal 1999, a decrease of approximately 17% from our fiscal 1998 revenues from our other petrochemicals operations of approximately $152 million. This decrease in revenues resulted primarily from a 24% decrease in methanol sales prices which resulted from overcapacity in the global methanol market. Our other petrochemicals products reported a decrease in operating earnings in fiscal 1999 compared to fiscal 1998. This decrease in operating earnings was primarily due to weaker margins in methanol.

       Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $190 million for fiscal 1999, a decrease of approximately 5% from our fiscal 1998 revenues from our pulp chemicals operations of approximately $201 million. This decrease in revenues resulted primarily from the approximately 8% decrease in sales prices for our sodium chlorate in fiscal 1999 compared to sales prices for our sodium chlorate in fiscal 1998. This decrease in sales prices of sodium chlorate resulted primarily from the increase in North American sodium chlorate capacity and generally weak market conditions in the pulp and paper industry. Our pulp chemicals operations recorded operating earnings of approximately $27 million in fiscal 1999, a decrease of approximately 25% from our fiscal 1998 operating earnings from our pulp chemicals operations of approximately $36 million. This decrease in operating earnings resulted primarily from reduced sodium chlorate sales prices in fiscal 1999, which were partially offset by slightly increased sodium chlorate sales volumes.


Selling, General, and Administrative Expenses

       Our SG&A expenses in fiscal 1999 and fiscal 1998 remained constant at approximately $38 million. Our SG&A expenses were impacted favorably in fiscal 1999 by cost reduction programs. However, these positive impacts were offset by increased costs in fiscal 1999 for upgrades of certain of our information technology systems, including year 2000 compliance activities.


Other Expense

       We had other expense of approximately $11 million in fiscal 1999 from our one-time non-cash charges related to early retirement programs and benefit changes and workforce reductions. We had other expense of approximately $6 million in fiscal 1998 which was primarily related to the voluntary severance programs we offered in January and April of 1998 at our Texas City facility.


Interest and Debt Related Expenses

       Our interest and debt related expenses for fiscal 1999 and fiscal 1998 remained constant at approximately $104 million.


Benefit for Income Taxes

       Our benefit for income taxes in fiscal 1999 was approximately $35 million, with an effective tax rate of approximately 25%, whereas our benefit for income taxes was approximately $26 million, with an effective tax rate of approximately 36%, in fiscal 1998. This increase in our benefit for income taxes resulted primarily from our pre-tax loss of approximately $141 million in fiscal 1999, compared to a pre-tax loss of approximately $72 million in fiscal 1998.


Extraordinary Item

       We had a $4 million after-tax ($6 million pre-tax) extraordinary item in fiscal 1999 related to unamortized debt issue costs which were expensed in fiscal 1999 as a result of the refinancing completed in July of 1999.


COMPARISON OF FISCAL 1998 TO FISCAL 1997

            Our revenues were approximately $823 million in fiscal 1998, a decrease of approximately 9% from our revenues of approximately $909 million in fiscal 1997. This decrease in our revenues resulted primarily from lower styrene, acrylonitrile, and methanol sales prices and reduced styrene sales volumes, partially offset by a full year of operations from our acrylic fibers facility and our Saskatoon facility, each of which was acquired by us during fiscal 1997. Revenues excluding the impact of the acquisitions of our acrylic fibers facility and our Saskatoon facility would have been $676 million in fiscal 1998 and $807 million in 1997. We recorded a net loss of approximately $48.6 million, or $3.99 per share, for fiscal 1998, compared to a net loss of approximately $29.0 million, or $2.58 per share, that we recorded for fiscal 1997. This increase in net loss resulted primarily from:

       o reduced styrene, acrylonitrile, sodium chlorate, and methanol margins;

       o      decreased styrene sales volumes;

       o      weak markets in acrylic fibers;

       o increased interest expense resulting from financings related to the acquisitions of our acrylic fibers facility and our Saskatoon facility and the issuance of our 11 1/4% Senior Subordinated Notes, the proceeds of which were used to prepay outstanding indebtedness under our then existing senior credit facility;

       o      increased SG&A expense; and

       o      costs associated with workforce reductions.


Revenues, Gross Profit, and Operating Income (Loss)

       Petrochemicals. Revenues from our petrochemicals operations were approximately $622 million in fiscal 1998, a decrease of approximately 15% from our fiscal 1997 revenues from our petrochemicals operations of approximately $728 million. This decrease in revenues resulted primarily from reduced styrene, acrylonitrile, and methanol sales prices and decreased styrene sales volumes. The economic conditions in Asia negatively impacted market conditions in the fiscal 1998 period, particularly for our styrene, acrylonitrile, and acrylic fibers products. Our petrochemicals operations recorded operating losses of approximately $3 million for fiscal 1998, whereas our petrochemicals operations recorded operating income of approximately $11 million for fiscal 1997. This difference resulted primarily from weaker operational performance in styrene, acrylonitrile, and methanol, partially offset by stronger performance in acetic acid.

       Revenues from our styrene operations were approximately $237 million in fiscal 1998, a decrease of approximately 24% from our fiscal 1997 revenues from our styrene operations of approximately $310 million. Sales prices for our styrene decreased approximately 17% in fiscal 1998 from sales prices for our styrene in fiscal 1997. In addition, sales volume of our styrene decreased approximately 16% for fiscal 1998 from sales volumes of our styrene for fiscal 1997. These decreases in sales prices and volumes of our styrene resulted primarily from weaker market conditions, particularly in Asia. During fiscal 1998, prices for benzene, one of the primary raw materials for styrene, were approximately 14% lower than the prices we paid for benzene in fiscal 1997 and prices for ethylene, the other primary raw material for styrene, were approximately 25% lower than the prices we paid for ethylene in fiscal 1997. Margins on our styrene sales during fiscal 1998 decreased from margins on our styrene sales during fiscal 1997, primarily as a result of lower sales prices, which more than offset our lower raw materials costs.

       Revenues from our acrylonitrile operations were approximately $112 million in fiscal 1998, a decrease of approximately 23% from our fiscal 1997 revenues from our acrylonitrile operations of approximately $146 million.

Sales prices for our acrylonitrile decreased approximately 29% in fiscal 1998 from sales prices for our acrylonitrile in fiscal 1997. This decrease in sales prices resulted primarily from weaker market conditions, particularly in Asia. Sales volume of our acrylonitrile increased approximately 2% in fiscal 1998 from sales volumes of our acrylonitrile in fiscal 1997. During fiscal 1998, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 28% lower than the prices we paid for propylene in fiscal 1997 and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 25% lower than the prices we paid for ammonia in fiscal 1997. Margins on our acrylonitrile sales during fiscal 1998 decreased from the margins on our acrylonitrile sales during fiscal 1997, primarily as a result of lower acrylonitrile sales prices, which more than offset our lower raw materials costs.

       Revenues from our acrylic fibers operations in fiscal 1998 were approximately $100 million. We acquired the business on January 31, 1997 and recorded revenues of approximately $92 million in fiscal 1997. The performance of our acrylic fibers operation in fiscal 1998 was negatively impacted by weak market conditions, particularly in Asia, and imports from European suppliers.

       Revenues from our other petrochemicals operations, including acetic acid, plasticizers, methanol, TBA, and sodium cyanide, were approximately $173 million for fiscal 1998, a decrease of approximately 5% from our fiscal 1997 revenues from our other petrochemicals operations of approximately $181 million. This decrease in revenues resulted primarily from a 16% decrease in methanol sales prices which resulted from overcapacity in the global methanol market, which was partially offset by better operating performance of our acetic acid operations. Our other petrochemicals products reported an increase in operating earnings in fiscal 1998 compared to fiscal 1997. This increase in operating earnings was primarily due to better operating performance in acetic acid, partially offset by weaker pricing in methanol.

       Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $201 million for fiscal 1998, an increase of approximately 11% from our fiscal 1997 revenues from our pulp chemicals operations of approximately $181 million. This increase in revenues resulted primarily from the approximately 12% increase in our sales volume of sodium chlorate in fiscal 1998 from our sales volume of sodium chlorate in fiscal 1997. Our increase in sales volume of sodium chlorate resulted primarily from the additional volumes we had available for sale after the acquisition of our Saskatoon facility in July of 1997 and the startup of our Valdosta facility in December of 1996. Average sales prices for our sodium chlorate declined approximately 7% in fiscal 1998 compared to the average sales prices for our sodium chlorate in fiscal 1997. This decline in our sodium chlorate sales prices was primarily due to decreased demand for sodium chlorate resulting from lower pulp mill operating rates, partially due to the economic environment in various countries in Asia. Our pulp chemicals operations recorded operating earnings of approximately $36 million in fiscal 1998, a decrease of approximately 22% from our fiscal 1997 operating earnings from our pulp chemicals operations of approximately $46 million. This decrease in operating earnings resulted primarily from reduced sodium chlorate sales prices and higher energy costs in fiscal 1998, which were partially offset by increased sodium chlorate sales volumes.


Selling, General, and Administrative Expenses

       Our SG&A expenses in fiscal 1998 were approximately $39 million, whereas we had SG&A expenses of approximately $28 million in fiscal 1997. This increase in our SG&A expenses resulted primarily from the additional SG&A expenses associated with our new acrylic fibers facility, our new Saskatoon facility, increased corporate development activities, and costs associated with upgrades of certain of our information technology systems, including Year 2000 compliance activities.


Other Expense

       We had other expense of approximately $6 million in fiscal 1998 which was primarily related to the voluntary severance programs we offered in January and April of 1998 at our Texas City facility. We did not have any other expense during fiscal 1997.


Interest and Debt Related Expenses

       Our interest and debt related expenses for fiscal 1998 were approximately $16 million higher than our interest and debt related expenses for fiscal 1997. This increase in our interest and debt related expenses was primarily due to the acquisitions of our acrylic fibers business and our Saskatoon facility and the issuance of our 11 1/4% Senior Subordinated

Notes. The proceeds of the sale of our 11 1/4% Senior Subordinated Notes were used to prepay outstanding indebtedness under our then existing senior credit facility.


Benefit for Income Taxes

       Our benefit for income taxes in fiscal 1998 was approximately $26 million, with an effective tax rate of approximately 36%, whereas our benefit for income taxes was approximately $7 million, with an effective tax rate of approximately 23%, in fiscal 1997. This increase in our benefit for income taxes resulted primarily from our pre-tax loss of approximately $72 million in fiscal 1998, compared to a pre-tax loss of approximately $31 million in fiscal 1997.


Extraordinary Item

       We had a $4 million after-tax ($6 million pre-tax) extraordinary item in fiscal 1997 related to unamortized debt issue costs which were expensed in April of 1997 as a result of the partial prepayment of the indebtedness under our then existing senior credit facility.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major financial market risk exposure is changing interest rates, primarily in the United States. Interest rate swaps may be used to adjust interest rate exposure, when appropriate, based upon market conditions. A portion of our borrowings and transactions are denominated in foreign currencies which exposes us to market risk associated with exchange rate movements. We have historically entered into forward foreign exchange contracts to hedge our exposure, although we do not engage in currency speculation. While these hedges limit our exposure to relative increases in the value of the Canadian dollar, they also limit the benefits that we may realize from relative decreases in that value. The last of our existing forward exchange contracts expires in March of 2000, and we do not currently intend to enter into any additional forward exchange contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. All items described are non-trading and are stated in United States dollars.

                                                                                                              FAIR VALUE
EXPECTED MATURITY DATES                                                                                       SEPTEMBER
(IN THOUSANDS)                  2000       2001       2002       2003       2004     THEREAFTER     TOTAL      30, 1999
                              --------   --------   --------   --------   --------   ----------    --------   ----------

DEBT
United States $ denominated   $  2,196   $    583   $  1,530   $ 23,317   $ 52,827   $  877,063    $957,516   $  671,302
   Average interest rates
     - fixed                        --         --         --         --         --         12.2%
   Average interest rates
     - variable                     (c)        (c)        (c)     (a)(c)     (a)(c)       (a)(c)
Interest rate swaps(b)        $ 31,250   $ 13,393   $     --         --         --           --               $      500
Canadian $ denominated        $  2,050   $  2,040   $  3,196   $  3,999   $     --   $       --    $ 11,285   $   11,285
   Average interest rates
     - variable                     (c)        (c)        (c)        (c)                     --

FIRM COMMITMENTS,
FORWARD CONTRACTS
Contract notional amount
  - United States $ sold(b)   $  6,000   $     --         --         --         --           --    $  6,000   $      300
    Average contractual
     exchange rate                1.40         --         --         --         --           --

(a) Borrowings under our fixed assets revolver bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" plus 3.75% or the "Alternate Base Rate" plus 2.25%. Borrowings under our current assets revolver bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.00% or the Alternate Base Rate plus 1.50%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2%. At September 30, 1999, the weighted average interest rate in effect for our fixed assets revolver was 9.3%.

(b) Expected maturity amounts represent notional amounts. Fair value of September 30, 1999 represents unrealized loss.

(c) The Saskatoon tranche A term loan, which is denominated in Canadian dollars, and the Saskatoon revolver borrowings bear interest, at Saskatoon's option, at an annual rate of either the "Bankers Acceptance Rate" or the "Base Rate" plus an "Applicable Margin" ranging from 1% to 2.5% depending upon Saskatoon's "Leverage Ratio". The Saskatoon tranche B term loan, which is denominated in United States dollars, bears interest, at Saskatoon's option, at an annual rate of either the "Eurodollar Rate" or the "Base Rate" plus an Applicable Margin ranging from 0% to 2.5% depending upon Saskatoon's Leverage Ratio. The "Base Rate" for the tranche A term loan and the Saskatoon revolver is equal to the greater of the Prime Rate for Canadian Dollar commercial loans made in Canada, as announced from time to time by the agent bank, or the rate for Canadian Dollar Bankers Acceptances accepted by the agent with a term to maturity of 30 days plus 1%. The "Base Rate" for the tranche B term loan is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1%. At September 30, 1999, the interest rates in effect for the Saskatoon tranche A and tranche B term loans were 7.5% and 8.5%, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

STERLING CHEMICALS HOLDINGS, INC. AND STERLING CHEMICALS, INC.

Sterling Chemicals Holdings, Inc. Consolidated Statements of Operations for the years ended September
   30, 1999, 1998, and 1997.................................................................................      41

Sterling Chemicals Holdings, Inc. Consolidated Balance Sheets as of September 30, 1999 and 1998.............      42

Sterling Chemicals Holdings, Inc. Consolidated Statements of Changes in Stockholders' Equity
   (Deficiency in Assets) for the years ended September 30, 1999, 1998, and 1997............................      43

Sterling Chemicals Holdings, Inc. Consolidated Statements of Cash Flows for the years ended
   September 30, 1999, 1998, and 1997.......................................................................      44

Sterling Chemicals, Inc. Consolidated Statements of Operations for the years ended September 30, 1999,
     1998, and 1997.........................................................................................      45

Sterling Chemicals, Inc. Consolidated Balance Sheets as of September 30, 1999 and 1998......................      46

Sterling Chemicals, Inc. Consolidated Statements of Changes in Stockholder's Equity (Deficiency in
   Assets) for the years ended September 30, 1999, 1998, and 1997 ..........................................      47

Sterling Chemicals, Inc. Consolidated Statements of Cash Flows for the years ended September 30, 1999,
    1998, and 1997..........................................................................................      48

Notes to Consolidated Financial Statements..................................................................      49

Independent Auditors' Reports...............................................................................      73

STERLING CHEMICALS U.S. SUBSIDIARIES

Sterling Chemicals U.S. Subsidiaries Combined Statements of Operations for the years ended
   September 30, 1999, 1998, and 1997.......................................................................      75

Sterling Chemicals U.S. Subsidiaries Combined Balance Sheets as of September 30, 1999 and 1998..............      76

Sterling Chemicals U.S. Subsidiaries Combined Statements of Changes in Stockholder's Equity for the
   years ended September 30, 1999, 1998, and 1997...........................................................      77

Sterling Chemicals U.S. Subsidiaries Combined Statements of Cash Flows for the years ended
   September 30, 1999, 1998, and 1997.......................................................................      78

Notes to Combined Financial Statements......................................................................      79

Independent Auditors' Report................................................................................      90

STERLING PULP CHEMICALS, LTD.

Sterling Pulp Chemicals, Ltd. Statements of Operations for the years ended September 30, 1999, 1998,
   and 1997.................................................................................................      91

Sterling Pulp Chemicals, Ltd. Balance Sheets as of September 30, 1999 and 1998..............................      92

Sterling Pulp Chemicals, Ltd. Statements of Changes in Stockholder's Equity for the years ended
   September 30, 1999, 1998, and 1997.......................................................................      93

Sterling Pulp Chemicals, Ltd. Statements of Cash Flows for the years ended September 30, 1999, 1998,
   and 1997.................................................................................................      94

Notes to Financial Statements...............................................................................      95

Independent Auditors' Report................................................................................     104

Report of Management.......................................................................................      105

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                   ---------------------------------------
                                                                     1999           1998           1997
                                                                   ---------      ---------      ---------
Revenues .....................................................     $ 720,752      $ 822,590      $ 908,787
Cost of goods sold ...........................................       682,594        745,323        823,265
                                                                   ---------      ---------      ---------
Gross profit .................................................        38,158         77,267         85,522

Selling, general, and administrative expenses ................        37,649         38,515         28,053
Impairment of assets .........................................        26,369             --             --
Other expense ................................................        10,832          5,962             --
Interest and debt related expenses, net of interest income ...       104,061        104,455         88,901
                                                                   ---------      ---------      ---------
Loss before taxes and extraordinary item .....................      (140,753)       (71,665)       (31,432)
Benefit  for income taxes ....................................       (34,936)       (25,546)        (7,296)
                                                                   ---------      ---------      ---------
Loss before extraordinary item ...............................      (105,817)       (46,119)       (24,136)
Extraordinary item, loss on early extinguishment of debt,
    net of tax ...............................................         4,212             --          3,924
                                                                   ---------      ---------      ---------
Net loss .....................................................      (110,029)       (46,119)       (28,060)
Preferred stock dividends ....................................         2,683          2,460            905
                                                                   ---------      ---------      ---------
Net loss attributable to common stockholders .................     $(112,712)     $ (48,579)     $ (28,965)
                                                                   =========      =========      =========
Per share data:
Loss before extraordinary item ...............................     $   (8.60)     $   (3.99)     $   (2.23)
Extraordinary item ...........................................         (0.34)            --          (0.35)
                                                                   ---------      ---------      ---------
Loss per common share ........................................     $   (8.94)     $   (3.99)     $   (2.58)
                                                                   =========      =========      =========


         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30,
                                                                               ------------------------
                                                                                  1999           1998
                                                                               ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents .............................................     $  14,921      $  11,168
   Accounts receivable ...................................................       141,059        114,571
   Inventories ...........................................................        70,464         73,225
   Prepaid expenses ......................................................        16,236         15,571
   Deferred income tax benefit ...........................................        16,888          5,140
                                                                               ---------      ---------
     Total current assets ................................................       259,568        219,675

Property, plant, and equipment, net ......................................       402,723        450,315
Deferred income tax benefit ..............................................        26,158             --
Other assets .............................................................        86,650         95,966
                                                                               ---------      ---------
     Total assets ........................................................     $ 775,099      $ 765,956
                                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ......................................................     $  72,961      $  46,983
   Accrued liabilities ...................................................        79,883         71,873
   Current portion of long-term debt .....................................         4,246          8,909
                                                                               ---------      ---------
     Total current liabilities ...........................................       157,090        127,765

Long-term debt ...........................................................       964,555        873,616
Deferred income tax liability ............................................         8,815         11,123
Deferred credits and other liabilities ...................................        76,893         80,289
Common stock held by ESOP ................................................         2,946          5,938
Less: unearned compensation ..............................................          (745)        (2,845)
Redeemable preferred stock ...............................................        20,932         18,249
Commitments and contingencies (Note 6) ...................................            --             --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized,
     12,305,000 shares issued and 12,097,000 outstanding at
     September 30, 1999; and 12,273,000 shares issued and
     12,073,000 outstanding at September 30, 1998 ........................           123            123
   Additional paid-in capital ............................................      (542,712)      (542,701)
   Retained earnings .....................................................       118,490        229,590
   Accumulated other comprehensive income ................................       (28,768)       (32,680)
   Deferred compensation .................................................           (58)          (111)
                                                                               ---------      ---------
                                                                                (452,925)      (345,779)
   Treasury stock, at cost, 208,000 and 200,000 shares at
     September 30, 1999 and 1998, respectively ...........................        (2,462)        (2,400)
                                                                               ---------      ---------
       Total stockholders' equity (deficiency in assets) .................      (455,387)      (348,179)
                                                                               ---------      ---------
         Total liabilities and stockholders' equity
            (deficiency in assets)........................................     $ 775,099      $ 765,956
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

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                             (AMOUNTS IN THOUSANDS)

                                                                                  ACCUMULATED
                                                         ADDITIONAL                 OTHER
                                        COMMON STOCK      PAID-IN     RETAINED   COMPREHENSIVE    DEFERRED    TREASURY
                                    SHARES     AMOUNT     CAPITAL     EARNINGS      INCOME      COMPENSATION    STOCK       TOTAL
                                   ---------  ---------  ----------   ---------  -------------  ------------  ---------   ---------
Balance, September 30, 1996 .....     10,599  $     106   $(560,077)  $ 306,656    $ (19,124)   $      --     $      --   $(272,439)
Comprehensive loss:
Net loss ........................         --         --          --     (28,060)          --           --            --
Other comprehensive loss,
  net of tax:
  Cumulative translation
    adjustments .................         --         --          --          --       (1,969)          --            --
  Pension adjustment ............         --         --          --          --          (31)          --            --
     Comprehensive loss .........         --         --          --          --           --           --            --     (30,060)
Common stock issued in
  connection with AFB
  Acquisition, net ..............        778          8       9,331          --           --           --            --       9,339
Preferred stock dividends .......         --         --          --        (905)          --           --            --        (905)
Employee stock purchase .........        (44)        --        (531)         --           --           --            --        (531)
Treasury stock purchases ........       (228)        --          --          --           --           --        (2,730)     (2,730)
Common stock issued in
  connection with the
  Saskatoon Acquisition,
  net ...........................        609          6       6,379          --           --           --            --       6,385
Stock warrants ..................         --         --       2,413          --           --           --            --       2,413
                                   ---------  ---------   ---------   ---------    ---------    ---------     ---------   ---------
Balance, September 30, 1997 .....     11,714        120    (542,485)    277,691      (21,124)          --        (2,730)   (288,528)
Comprehensive loss:
Net loss ........................         --         --          --     (46,119)          --           --            --
Other comprehensive loss, net
  of tax:
  Cumulative translation
    adjustments .................         --         --          --          --      (11,466)          --            --
  Pension adjustment ............         --         --          --          --          (90)          --            --
     Comprehensive loss .........         --         --          --          --           --           --            --     (57,675)
Common stock issued in
  connection with the
  exercise of warrants ..........        345          3          --          --           --           --            --           3
Preferred stock dividends .......         --         --          --      (2,460)          --           --            --      (2,460)
Treasury shares issued as
  restricted stock ..............         23         --         (48)         --           --         (222)          270          --
Treasury shares issued to ESOP...         --         --        (168)         --           --           --           168          --
Revaluation of ESOP shares to
  independently appraised
  market value ..................         --         --          --         478           --           --            --         478
Amortization of deferred
  compensation ..................         --         --          --          --           --          111            --         111
Treasury stock purchases ........         (9)        --          --          --           --           --          (108)       (108)
                                   ---------  ---------   ---------   ---------    ---------    ---------     ---------   ---------
Balance, September 30, 1998 .....     12,073        123    (542,701)    229,590      (32,680)        (111)       (2,400)   (348,179)
Comprehensive loss:
Net loss ........................         --         --          --    (110,029)          --           --            --
Other comprehensive income
  (loss), net of tax:............
  Cumulative translation
    adjustments .................         --         --          --          --        3,972           --            --
  Pension adjustment ............         --         --          --          --          (60)          --            --
     Comprehensive loss .........         --         --          --          --           --           --            --    (106,117)
Common stock issued in
  connection with the
  exercise of warrants ..........         32         --          --          --           --           --            --          --
Preferred stock dividends .......         --         --          --      (2,683)          --           --            --      (2,683)
Treasury shares issued
  as restricted stock ...........          1         --         (11)         --           --           (7)           18          --
Revaluation of ESOP shares to
  independently appraised
  market value ..................         --         --          --       1,612           --           --            --       1,612
Amortization of deferred
  compensation ..................         --         --          --          --           --           60            --          60
Treasury stock purchases ........         (9)        --          --          --           --           --           (80)        (80)
                                   ---------  ---------   ---------   ---------    ---------    ---------     ---------   ---------
Balance, September 30, 1999 .....     12,097  $     123   $(542,712)  $ 118,490    $ (28,768)   $     (58)    $  (2,462)  $(455,387)
                                   =========  =========   =========   =========    =========    =========     =========   =========


         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED SEPTEMBER 30,
                                                                     ---------------------------------------
                                                                       1999           1998           1997
                                                                     ---------      ---------      ---------
Cash flows from operating activities:
Net loss .......................................................     $(110,029)     $ (46,119)     $ (28,060)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization .............................        57,677         55,963         49,849
     Interest amortization .....................................         3,105          4,376          4,163
     Extraordinary item, loss on early extinguishment of debt ..         4,212             --          3,924
     Deferred tax benefit ......................................       (38,024)       (19,722)        (3,107)
     Early retirement programs and benefit changes .............         6,781             --             --
     Discount notes amortization ...............................        19,483         16,878         15,499
     Impairment of assets ......................................        26,369             --             --
     Other .....................................................         1,016          1,820          2,328
Change in assets/liabilities:
     Accounts receivable .......................................       (11,547)        44,419         (8,985)
     Inventories ...............................................         3,207         13,675         (6,674)
     Prepaid expenses ..........................................       (10,760)        (2,852)        (7,767)
     Other assets ..............................................        (1,477)           654         (1,754)
     Accounts payable ..........................................        19,137        (32,896)        (1,424)
     Accrued liabilities .......................................         4,619         (9,300)        27,305
     Other liabilities .........................................        12,341         18,988          2,017
                                                                     ---------      ---------      ---------
Net cash provided by (used in) operating activities ............       (13,890)        45,884         47,314
                                                                     ---------      ---------      ---------
Cash flows from investing activities:
     Capital expenditures ......................................       (29,540)       (26,622)       (43,428)
     Proceeds from sale of assets ..............................         3,583             --             --
     Business acquisitions .....................................            --             --       (152,923)
                                                                     ---------      ---------      ---------
Net cash used in investing activities ..........................       (25,957)       (26,622)      (196,351)
                                                                     ---------      ---------      ---------
Cash flows from financing activities:
     Proceeds from long-term debt ..............................       814,105         59,862        375,260
     Repayment of long-term debt ...............................      (751,001)       (75,152)      (236,104)
     Issuance of common stock ..................................            --              3         18,721
     Sale of warrants ..........................................            --             --          2,413
     Debt issuance costs .......................................       (16,480)            --         (9,684)
     Issuance of preferred stock ...............................            --             --          4,887
     Purchase of treasury stock ................................           (80)          (105)        (3,256)
     Other .....................................................        (3,270)           154           (627)
                                                                     ---------      ---------      ---------
Net cash provided by (used in) financing activities ............        43,274        (15,238)       151,610
Effect of United States /Canadian exchange rate on cash ........           326           (814)          (224)
                                                                     ---------      ---------      ---------
Net increase in cash and cash equivalents ......................         3,753          3,210          2,349
Cash and cash equivalents - beginning of year ..................        11,168          7,958          5,609
                                                                     ---------      ---------      ---------
Cash and cash equivalents - end of year ........................     $  14,921      $  11,168      $   7,958
                                                                     =========      =========      =========
Supplemental disclosures of cash flow information:
     Interest paid, net of interest income received ............     $ (83,167)     $ (80,223)     $ (60,387)
     Income taxes received .....................................         4,750          6,653          3,116


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------
                                                              1999            1998          1997
                                                            ---------      ---------      ---------
Revenues ..............................................     $ 720,752      $ 822,590      $ 908,787
Cost of goods sold ....................................       682,594        745,323        823,265
                                                            ---------      ---------      ---------
Gross profit ..........................................        38,158         77,267         85,522

Selling, general, and administrative expenses .........        36,980         37,319         27,358
Impairment of assets ..................................        26,369             --             --
Other expense .........................................        10,832          5,962             --
Interest and debt related expenses ....................        83,897         86,618         72,931
Interest income from parent ...........................            --             --         (1,692)
                                                            ---------      ---------      ---------

Loss before taxes and extraordinary item ..............      (119,920)       (52,632)       (13,075)
Benefit for income taxes ..............................       (29,410)       (18,963)        (2,148)
                                                            ---------      ---------      ---------

Loss before extraordinary item ........................       (90,510)       (33,669)       (10,927)

Extraordinary item, loss on early extinguishment
   of debt, net of tax ................................         4,212             --          3,924
                                                            ---------      ---------      ---------
Net loss ..............................................     $ (94,722)     $ (33,669)     $ (14,851)
                                                            =========      =========      =========


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  SEPTEMBER 30,
                                                                            ------------------------
                                                                              1999           1998
                                                                            ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................     $  14,899      $  11,159
   Accounts receivable ................................................       143,556        116,398
   Inventories ........................................................        70,464         73,225
   Prepaid expenses ...................................................        15,059         13,632
   Deferred income tax benefit ........................................        16,888          5,140
                                                                            ---------      ---------
     Total current assets .............................................       260,866        219,554

Property, plant and equipment, net ....................................       402,723        450,315
Deferred income tax benefit ...........................................         8,384             --
Other assets ..........................................................        80,133         92,634
                                                                            ---------      ---------
     Total assets .....................................................     $ 752,106      $ 762,503
                                                                            =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ...................................................     $  72,731      $  46,775
   Accrued liabilities ................................................        79,883         71,873
   Current portion of long-term debt ..................................         4,246          8,909
                                                                            ---------      ---------
   Total current liabilities ..........................................       156,860        127,557

Long-term debt ........................................................       816,927        745,709
Deferred income tax liability .........................................         8,815         23,301
Deferred credits and other liabilities ................................        76,893         83,288
Common stock held by ESOP .............................................         2,946          5,938
Less:  unearned compensation ..........................................          (745)        (2,845)
Commitments and contingencies .........................................            --             --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value .......................................            --             --
   Additional paid-in capital .........................................      (139,786)      (139,786)
   Accumulated deficit ................................................      (140,978)       (47,868)
   Accumulated other comprehensive income .............................       (28,768)       (32,680)
   Deferred compensation ..............................................           (58)          (111)
                                                                            ---------      ---------
   Total stockholder's equity (deficiency in assets) ..................      (309,590)      (220,445)
                                                                            ---------      ---------
   Total liabilities and stockholder's equity (deficiency in assets) ..     $ 752,106      $ 762,503
                                                                            =========      =========


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
                             (AMOUNTS IN THOUSANDS)

                                                                              RETAINED      ACCUMULATED
                                                               ADDITIONAL     EARNINGS         OTHER
                                           COMMON STOCK         PAID-IN     (ACCUMULATED   COMPREHENSIVE    DEFERRED
                                       SHARES       AMOUNT      CAPITAL       DEFICIT)         INCOME     COMPENSATION      TOTAL
                                    ------------    ------    -----------   ------------   -------------  ------------    ---------
Balance, September 30, 1996 ....             1      $  --     $(165,352)     $     174      $ (19,124)     $      --      $(184,302)
Comprehensive loss:
Net loss .......................            --         --            --        (14,851)            --             --
Other comprehensive loss, net
  of tax:
  Cumulative translation
    adjustments ................            --         --            --             --         (1,969)            --
  Pension adjustment ...........            --                       --             --             --            (31)            --
     Comprehensive loss ........            --         --            --             --             --             --        (16,851)
Earned ESOP shares .............            --         --        (2,118)            --             --             --         (2,118)
Contribution from parent .......            --         --        27,684             --             --             --         27,684
                                     ---------      -----     ---------      ---------      ---------      ---------      ---------
Balance, September 30, 1997 ....             1         --      (139,786)       (14,677)       (21,124)            --       (175,587)
Comprehensive loss:
Net loss .......................            --         --            --        (33,669)            --             --
Other comprehensive loss, net
  of tax:
  Cumulative translation
    adjustments ................            --         --            --             --        (11,466)            --
  Pension adjustment ...........            --         --            --             --            (90)            --
     Comprehensive loss ........            --         --            --             --             --             --        (45,225)
Issuance of restricted stock ...            --         --            --             --             --           (222)          (222)
Revaluation of ESOP shares to
  independently appraised
  market value .................            --         --            --            478             --             --            478
Amortization of deferred
  compensation .................            --         --            --             --             --            111            111
                                     ---------      -----     ---------      ---------      ---------      ---------      ---------
Balance, September 30, 1998 ....             1         --      (139,786)       (47,868)       (32,680)          (111)      (220,445)
Comprehensive loss:
Net loss .......................            --         --            --        (94,722)            --             --
Other comprehensive income
  (loss), net of tax:
  Cumulative translation
   adjustments ..................           --         --            --             --          3,972             --
  Pension adjustment ...........            --         --            --             --            (60)            --
     Comprehensive loss ........            --         --            --             --             --             --        (90,810)
Issuance of restricted stock ...            --         --            --             --             --             (7)            (7)
Revaluation of ESOP shares to
  independently appraised
  market value .................            --         --            --          1,612             --             --          1,612
Amortization of deferred
  compensation .................            --         --            --             --             --             60             60
                                     ---------      -----     ---------      ---------      ---------      ---------      ---------
Balance, September 30, 1999 ....             1      $  --     $(139,786)     $(140,978)     $ (28,768)     $     (58)     $(309,590)
                                     =========      =====     =========      =========      =========      =========      =========


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                   ---------------------------------------
                                                                     1999           1998           1997
                                                                   ---------      ---------      ---------
Cash flows from operating activities:
Net loss .....................................................     $ (94,722)     $ (33,669)     $ (14,851)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization .............................        60,349         59,151         53,680
   Deferred tax expense (benefit) ............................       (32,498)       (13,139)         1,869
   Extraordinary item ........................................         4,212             --          3,924
   Early retirement and benefit charges ......................         6,781             --             --
   Impairment of assets ......................................        26,368             --             --
   Other .....................................................         1,016          2,020          2,173
Change in assets/liabilities:
   Accounts receivable .......................................       (10,877)        45,484        (13,510)
   Inventories ...............................................         3,207         13,675         (6,674)
   Prepaid expenses ..........................................       (11,522)        (1,838)        (5,733)
   Other assets ..............................................         4,811          2,078         (2,271)
   Accounts payable ..........................................        17,797        (35,102)        (1,288)
   Accrued liabilities .......................................         4,619         (3,441)        27,218
   Other liabilities .........................................         6,556         10,654          2,037
                                                                   ---------      ---------      ---------
Net cash provided by (used in) operating activities ..........       (13,903)        45,873         46,574
                                                                   ---------      ---------      ---------
Cash flows from investing activities:
   Capital expenditures ......................................       (29,540)       (26,622)       (43,428)
   Business acquisitions .....................................            --             --       (152,923)
   Proceeds from sale of assets ..............................         3,583             --             --
                                                                   ---------      ---------      ---------
Net cash used in investing activities ........................       (25,957)       (26,622)      (196,351)
                                                                   ---------      ---------      ---------
Cash flows from financing activities:
   Proceeds from long-term debt ..............................       814,105         59,862        375,260
   Repayment of long-term debt ...............................      (751,001)       (75,153)      (236,104)
   Debt issuance costs .......................................       (16,480)            --         (9,684)
   Intercompany financing ....................................            --              1          3,000
   Contribution from parent ..................................            --             --         22,286
   Other .....................................................        (3,350)            54         (2,380)
                                                                   ---------      ---------      ---------
Net cash provided by (used in) financing activities ..........        43,274        (15,236)       152,378
Effect of United States/Canadian exchange rate on cash .......           326           (814)          (224)
                                                                   ---------      ---------      ---------
Net increase in cash and cash equivalents ....................         3,740          3,201          2,377
Cash and cash equivalents - beginning of period ..............        11,159          7,958          5,581
                                                                   ---------      ---------      ---------
Cash and cash equivalents - end of year ......................     $  14,899      $  11,159      $   7,958
                                                                   =========      =========      =========

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received ............     $ (83,180)     $ (80,251)     $ (60,402)
   Income taxes received .....................................         4,750          6,653          3,116


         The accompanying notes are an integral part of the consolidated financial statements.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Sterling Chemicals Holdings, Inc. ("Holdings" and, together with its subsidiaries, the "Company") manufactures seven commodity petrochemicals at its Texas City, Texas plant (the "Texas City Plant"). Additionally, the Company manufactures chemicals for use primarily in the pulp and paper industry at five plants in Canada and one plant in Valdosta, Georgia (the "Valdosta Plant"), and manufactures acrylic fibers in a plant near Pensacola, Florida (the "Santa Rosa Plant"). At its Texas City Plant, the Company produces styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine ("TBA"), and sodium cyanide. The Company generally sells its petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. The Company produces regular textiles, specialty textiles, and technical fibers at the Santa Rosa Plant, as well as licensing its acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at the Company's five plants in Canada and the Valdosta Plant. Sodium chlorite is produced at one of the Company's Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of the Canadian locations. The Company licenses, engineers, and oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

      Holdings is a holding company whose only material asset is its investment in Sterling Chemicals, Inc. ("Chemicals"). Chemicals and its subsidiaries are substantially all of the consolidated operating assets.

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

INVENTORIES

      Inventories are stated at the lower of cost or market; cost is primarily determined on the first-in, first-out basis except for stores and supplies, which are valued at average cost.

      The Company enters into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by the Company are included in inventory.

PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of the equipment, are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years with the predominant life of the plant and equipment being 15 years. The Company capitalizes interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for the fiscal years 1999, 1998, and 1997 was $1.4 million, $0.8 million, and $3.8 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

      Impairment tests of long-lived assets are made when conditions indicate their carrying cost may not be recoverable. Such impairment tests are based on a comparison of undiscounted future cash flows or the market value of similar assets to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value. During fiscal 1999, the Company incurred an impairment loss of $26.4 million related to its methanol production assets.

PATENTS AND ROYALTIES

      The cost of patents is amortized on a straight-line basis over their estimated useful lives which approximates ten years. The Company capitalized the value of the chlorine dioxide generator technology acquired in fiscal 1992 based on the net present value of all estimated remaining royalty payments associated with the technology. The resulting intangible amount is included in other assets and is amortized over the average life for these royalty payments of ten years.

DEBT ISSUE COSTS

      Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the effective interest method and are included in other assets.

INCOME TAXES

      Deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted rates.

REVENUE RECOGNITION

      The Company generates revenues through sales in the open market, raw material conversion agreements, and long-term supply contracts. In addition, the Company has entered into shared profit arrangements with respect to certain petrochemicals products. The Company recognizes revenue from sales in the open market, raw material conversion agreements, and long-term supply contracts when the products are shipped. Revenues from shared profit arrangements are estimated and accrued monthly. Deferred credits are amortized over the life of the contract which gave rise to them. The Company also generates revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. The Company also receives prepaid royalties, which are recognized over a period, which is typically ten years. In addition, the Company generates revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized as earned.

FOREIGN CURRENCY TRANSLATION AND FOREIGN EXCHANGE

      The Company's Canadian subsidiaries use the Canadian dollar as their functional currency. For financial reporting purposes, assets and liabilities of these subsidiaries denominated in Canadian dollars are translated into United States dollars at year-end exchange rates and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reported as a separate component of stockholders' equity, while transaction gains and losses are included in operations when incurred.

      The Company's Canadian subsidiaries enter into forward foreign exchange contracts to minimize the short-term impact of Canadian dollar fluctuations on certain of its Canadian dollar denominated commitments. Gains or losses on these contracts are deferred and are included in operations in the same period in which the related transactions are settled.

HEDGING

      The Company periodically enters into contracts to hedge against the volatility in the price of natural gas, which is used in the production of styrene and methanol. These transactions generally take the form of price collars, and are placed with major financial institutions and industrial companies. The results of the hedging transactions are included in Cost of Goods Sold as the related production of styrene and methanol occurs.

EARNINGS PER SHARE

      For purposes of computing net income (loss) per common share, net income
(loss) has been reduced by an amount equal to the fair market value of Released Shares (as hereinafter defined) at the end of the period, minus the sum of the amount previously recognized as compensation expense with respect to Released Shares and the amount of depreciation/appreciation in value of Released Shares in prior periods. This reduction results from the Company being required, under certain circumstances, to purchase for cash common stock distributed to participants by the Sterling Chemicals ESOP (the "ESOP"). "Released Shares" are shares held by the ESOP but allocated to employees. The weighted average number of outstanding shares and computation of the net income (loss) per common share is as follows (in thousands, except per share data):

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                      ---------------------------------------
                                                                         1999           1998           1997
                                                                      ---------      ---------      ---------
Net loss attributable to common stockholders ....................     $(112,712)     $ (48,579)     $ (28,965)
Plus depreciation in value of Released Shares ...................         1,048            298             --
                                                                      ---------      ---------      ---------
Net loss for purpose of computing net income (loss) per share ...     $(111,664)     $ (48,281)     $ (28,965)
                                                                      =========      =========      =========

Net loss per common share .......................................     $   (8.94)     $   (3.99)     $   (2.58)
                                                                      =========      =========      =========

Weighted average shares outstanding .............................        12,495         12,104         11,237
                                                                      =========      =========      =========

As losses were incurred in fiscal 1999, 1998, and 1997, basic and diluted EPS are the same amount for these periods.

COMPREHENSIVE INCOME (LOSS)

      As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive net income and its components. Accumulated Other Comprehensive Income consists of the following (in thousands):

                                                  CUMULATIVE
                                                 TRANSLATION
                                                  ADJUSTMENT         PENSION ADJUSTMENT             TOTAL
                                               ----------------      ------------------        ---------------
Balance, September 30, 1996                    $       (19, 124)      $            --          $       (19,124)
Changes                                                  (1,969)                  (31)                  (2,000)
                                               ----------------       ---------------          ---------------
Balance, September 30, 1997                             (21,093)                  (31)                 (21,124)
Changes                                                 (11,466)                  (90)                 (11,556)
                                               ----------------       ---------------          ---------------
Balance, September 30, 1998                             (32,559)                 (121)                 (32,680)
Changes                                                   3,972                   (60)                   3,912
                                               ----------------       ---------------          ---------------
Balance, September 30, 1999                    $        (28,587)      $          (181)         $       (28,768)
                                               ================       ===============          ===============

There is no tax expense or benefit associated with the cumulative translation adjustment amounts above. The pension adjustment amounts are net of tax benefit of $32,000, $49,000, and $17,000 for the fiscal years ended September 30, 1999, 1998, and 1997, respectively.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable, and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

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

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

                                                                      SEPTEMBER 30,
                                                                 ------------------------
                                                                   1999           1998
                                                                 ---------      ---------
                                                                  (Dollars in Thousands)
Inventories:
   Finished products .......................................     $  37,484      $  42,436
   Raw materials ...........................................        10,355          8,089
                                                                 ---------      ---------
Inventories at cost ........................................        47,839         50,525
                                                                 ---------      ---------
   Inventories under exchange agreements ...................         2,562          3,031
   Stores and supplies .....................................        20,063         19,669
                                                                 ---------      ---------
                                                                 $  70,464      $  73,225
                                                                 =========      =========
Property, plant, and equipment:
   Land ....................................................     $  10,274      $  12,897
   Buildings ...............................................        56,728         51,362
   Plant and equipment .....................................       673,108        652,872
   Construction in progress ................................        39,388         30,506
   Less:  accumulated depreciation .........................      (376,775)      (297,322)
                                                                 ---------      ---------
                                                                 $ 402,723      $ 450,315
                                                                 =========      =========
Other assets:
   Patents and technology, net .............................     $  21,630      $  26,821
   Debt issue costs ........................................        34,055         28,248
   Other ...................................................        30,965         40,897
                                                                 ---------      ---------
                                                                 $  86,650      $  95,966
                                                                 =========      =========
Accrued liabilities:
   Repairs .................................................     $   9,635      $  16,890
   Interest ................................................        20,778         14,433
   Compensation ............................................        18,174          5,489
   Property taxes ..........................................         8,243          7,754
   Other ...................................................        23,053         27,307
                                                                 ---------      ---------
                                                                 $  79,883      $  71,873
                                                                 =========      =========

Deferred credits and other liabilities:
   Deferred revenue ........................................     $   7,667      $  15,168
   Accrued postretirement benefits .........................        54,084         37,663
   Other ...................................................        15,142         27,458
                                                                 ---------      ---------
                                                                 $  76,893      $  80,289
                                                                 =========      =========

3. LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                               1999          1998
                                                            ---------      ---------
                                                             (Dollars in Thousands)
Revolving credit facilities ...........................     $  54,643      $      --
Term loans ............................................            --        274,000
Saskatoon term loans ..................................        44,045         49,552
ESOP term loan ........................................            --          3,250
11 1/4% notes .........................................       152,485        152,816
11 3/4% notes .........................................       275,000        275,000
12 3/8% notes .........................................       295,000             --
                                                            ---------      ---------
   Total Chemicals' debt outstanding ..................       821,173        754,618
13 1/2% notes .........................................       147,628        127,907
                                                            ---------      ---------
   Total Holdings' debt outstanding ...................       968,801        882,525
                                                            =========      =========
Less:
   Current maturities .................................        (4,246)        (8,909)
                                                            ---------      ---------
Total long-term debt ..................................     $ 964,555      $ 873,616
                                                            =========      =========

      On July 23, 1999, Chemicals completed a private offering (the "12 3/8% Notes Offering") of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of such subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of such subsidiary. However, the 12 3/8% Notes, and each subsidiary's guarantee, is subordinated to the extent of the collateral securing Chemicals' new secured revolving credit facilities described below. The 12 3/8% Notes and the subsidiary guarantees are secured by (i) a second priority lien on all of Chemicals' and the subsidiary guarantors' United States production facilities and related assets, (ii) a second priority pledge of all of the capital stock of each subsidiary guarantor, and (iii) a first priority pledge of 65% of the stock of certain of the Company's subsidiaries incorporated outside of the United States.

      The 12 3/8% Notes bear interest at the annual rate of 12 3/8%, payable semi-annually on January 15 and July 15 of each year commencing January 15, 2000. Except as otherwise provided below, the 12 3/8% Notes may not be redeemed by Chemicals prior to July 15, 2003. From that date until July 15, 2004, the
12 3/8% Notes may be redeemed at a premium of the principal amount thereof at maturity of 106.188% and from July 15, 2004 until July 15, 2005, the 12 3/8% Notes may be redeemed at a premium of the principal amount thereof at maturity of 103.094%. Thereafter, Chemicals may redeem the 12 3/8% Notes at their face value plus accrued and unpaid interest. Prior to July 15, 2002, Chemicals may redeem in the aggregate up to 35% of the original principal amount of the 12 3/8% Notes with the proceeds of one or more Public Equity Offerings, as defined. Such redemptions may be made at a redemption price of 112.375 of the face value plus accrued and unpaid interest to the redemption date. After such redemption, at least $191.75 million aggregate principal amount of the 12 3/8% Notes must remain outstanding.

      In addition, on July 23, 1999, Chemicals established two new secured revolving credit facilities providing up to $155,000,000 in revolving credit loans (the "New Revolvers") under a single Revolving Credit Agreement (the "New Credit Agreement"). Under the New Credit Agreement, Chemicals and each of its direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolvers consist of (i) a $70,000,000 revolving credit facility (the "Fixed Assets Revolver") secured by a first priority lien on all United States production facilities and related assets of Chemicals and the other co-borrowers, all of the capital stock of Chemicals and all of the capital stock of each co-borrower and a second priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers, and (ii) an $85,000,000 revolving credit facility (the "Current Assets Revolver") secured by a first priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers.

      Funding under the 12 3/8% Notes Offering and the New Revolvers occurred on July 23, 1999. The proceeds of the 12 3/8% Notes Offering and the initial borrowings under the New Revolvers were used to completely repay all outstanding indebtedness under Chemicals existing senior credit facility.

      Approximately $54.6 million was drawn under the Fixed Assets Revolver at September 30, 1999. Borrowings under the Fixed Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the New Credit Agreement) plus 3.75% or the Alternate Base Rate plus 2.25%. Borrowings under the Current Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.00% or the Alternate Base Rate plus 1.50%. The "Alternate Base Rate" is equal to the greater of the Base Rate as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2% (as such terms are defined in the New Credit Agreement.). At September 30, 1999, the weighted average interest rate in effect was 9.3%. The New Credit Agreement also requires Chemicals and the co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the Fixed Assets Revolver, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the Current Assets Revolver. Available credit under the Current Assets Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of $42,500,000. In addition, the borrowing base for the Current Assets Revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

      The Fixed Assets Revolver matures in five years, with quarterly commitment reductions totaling 28% of the total commitment in year four and the balance in year five. The Current Assets Revolver matures in five years, with no scheduled commitment reductions prior to that time. However, the commitments for each of the Fixed Assets Revolver and the Current Assets Revolver will be permanently reduced to the extent required under the New Credit Agreement upon prepayments made out of specific sources of funds, including asset sales and certain equity issuances by Holdings.

      On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd. ("Saskatoon Chemicals"), a subsidiary of Weyerhaeuser Canada Ltd. (the "Saskatoon Acquisition"). In connection with the Saskatoon Acquisition, Sterling Sask entered into a credit agreement (the "Saskatoon Credit Agreement") with The Chase Manhattan Bank of Canada, individually and as administrative agent. Funding under the Saskatoon Credit Agreement occurred July 10, 1997, upon consummation of the Saskatoon Acquisition. The Saskatoon Credit Agreement provides for a revolving credit facility of Cdn. $8.0 million (the "Saskatoon Revolver"), and a term loan facility consisting of Cdn. $21.2 million Tranche A term loan due June 30, 2003, and $36.4 million Tranche B term loan due June 30, 2005 (the "Saskatoon Term Loans"). Advances under the Saskatoon Revolver are subject to a borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of 50% of the borrowing base. At September 30, 1999, the borrowing base did not limit such available credit and there were no borrowings outstanding under the Saskatoon Revolver. Sterling Sasks' obligations under the Saskatoon Credit Agreement are secured by substantially all of the assets of Sterling Sask. The Saskatoon Credit Agreement requires Sterling Sask to satisfy certain financial covenants and tests. In addition, the Saskatoon Credit Agreement requires that certain amounts of Excess Cash Flow (as defined therein) be used to prepay amounts outstanding under the Saskatoon Term Loans. A mandatory prepayment of Cdn. $2 million will be required in fiscal 2000.

      The Sterling Sask Tranche A term loan and the Saskatoon Revolver borrowings bear interest, at Sterling Sask's option, at an annual rate of either the Bankers Acceptance Rate or the Base Rate plus an Applicable Margin ranging from 1% to 2.5% depending upon Sterling Sask's Leverage Ratio (as defined in the Saskatoon Credit Agreement). The Tranche B term loan bears interest, at Sterling Sask's option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin ranging from 0% to 2.5% depending upon Sterling Sask's Leverage Ratio. The "Base Rate" for the Tranche A term loan and the Saskatoon Revolver is equal to the greater of the Prime Rate for Canadian Dollar commercial loans made in Canada, as announced from time to time by the agent bank, or the rate for Canadian Dollar Bankers Acceptances accepted by the agent with a term to maturity of 30 days plus 1% (as such terms are defined in the Saskatoon Credit Agreement). The "Base Rate" for the Tranche B term loan is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1% (as such terms are defined in the Saskatoon Credit Agreement). At September 30, 1999, the interest rates in effect for the Tranche A and Tranche B term loans were 7.5% and 8.5%, respectively. The Saskatoon Credit Agreement also requires Sterling Sask to pay a commitment fee in the amount of 1/2% of the unused commitment under the Saskatoon Revolver.

      As part of the recapitalization of the Company in August of 1996, Chemicals also issued $275.0 million of its 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes") and Holdings issued $191.8 million of discount notes ($100 million initial proceeds) representing 191,751 Units, with each Unit consisting of one 13 1/2% Senior Secured Discount Note due 2008 (collectively, the "13 1/2% Notes") and one warrant to purchase three shares of the common stock, par value $0.01 per share, of Holdings ("Holdings Common Stock") for $0.01 per share.

      The 11 3/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 1/4% Notes and all future senior subordinated indebtedness. The 11 3/4% Notes bear interest at the annual rate of 11 3/4%, payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997. The 13 1/2% Notes are senior secured obligations of Holdings and rank equally in right of payment with all other senior indebtedness of Holdings and senior in right of payment to all subordinated indebtedness of Holdings. The 13 1/2% Notes will accrete interest until August 15, 2001, with no interest payable in cash until February 15, 2002, at an annual rate of 13 1/2%, compounded semi-annually. Commencing in 2002, interest will be payable semi-annually on February 15 and August 15 of each year until maturity.

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

      Except as otherwise provided below, the 13 1/2% Notes may not be redeemed by Holdings prior to August 15, 2001. From that date through August 15, 2006, the 13 1/2% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 106.75% and 101.35%. Subsequent to August 15, 2006, Holdings may redeem the 13 1/2% Notes at their principal amount plus accrued interest.

      On April 7, 1997, Chemicals issued $150.0 million of its 11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes"). The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4% Notes and all future senior subordinated indebtedness of Chemicals.

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

      Under the terms of our New Credit Agreement, we cannot redeem all or any portion of Chemicals' 12 3/8% Notes, 11 3/4% Notes, or 11 1/4% Notes at any time unless expressly required to do so under the relevant indentures. In addition, our ability to redeem all of any portion of Chemicals' 11 3/4% Notes or 11 1/4% Notes is restricted under the indenture governing the 12 3/8% Notes.

      The indentures governing the 12 3/8% Notes, 11 1/4% Notes, 11 3/4% Notes, and 13 1/2% Notes (the "Indentures") contain numerous financial and operating covenants, including, but not limited to, restrictions on Chemicals' or Holdings' ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. In addition, the Indentures include various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, neither the Indentures nor the New Credit Agreement requires the Company or Chemicals to satisfy any financial ratios or maintenance tests.

      The indentures governing the 11 1/4% Notes, the 11 3/4% Notes, and the
12 3/8% Notes and the New Credit Agreement contain provisions which restrict the payment of advances, loans and dividends from Chemicals to Holdings. The most restrictive of the covenants limits such payments during fiscal 2000 to approximately $2.0 million, plus any amounts due Holdings from Chemicals under the intercompany tax sharing agreement. The Saskatoon Credit Agreement contains provisions, which restrict the payment of advances, loans and dividends from Sterling Sask to Chemicals. The most restrictive of the covenants limits such payments during fiscal 2000 to approximately $1.0 million, plus any amounts due to Chemicals or Holdings from Sterling Sask under the intercompany tax sharing agreement.


DEBT MATURITIES

      The estimated remaining principal payments on the outstanding debt follows:

YEAR ENDING                                                    PRINCIPAL
SEPTEMBER 30,                                                  PAYMENTS
-------------                                                  --------
                                                        (Dollars in Thousands)
2000 ................................................         $   4,246
2001 ................................................             2,623
2002 ................................................             4,726
2003 ................................................            27,316
2004 ................................................            52,827
Thereafter ..........................................           877,063
                                                              ---------
        Total Debt...................................         $ 968,801
                                                              =========

4. INCOME TAXES

      A reconciliation of federal statutory income taxes to the Company's effective tax benefit before extraordinary item follows:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                    ------------------------------------
                                                                      1999          1998         1997
                                                                    --------      --------      --------
                                                                           (Dollars in Thousands)
Benefit for income taxes at statutory rates ...................     $(51,526)     $(26,968)     $(11,001)
Taxable foreign dividends .....................................        4,295            --            --
Change in valuation allowance .................................        1,514            --            --
Non-deductible expenses .......................................          815            --            --
State and foreign income taxes ................................          550         1,422         3,782
Other .........................................................        9,416            --           (77)
                                                                    --------      --------      --------
Effective tax benefit .........................................     $(34,936)     $(25,546)     $ (7,296)
                                                                    ========      ========      ========

The benefit for income taxes is composed of the following:

                                                    YEAR ENDED SEPTEMBER 30,
                                              ------------------------------------
                                                1999          1998          1997
                                              --------      --------      --------
                                                     (Dollars in Thousands)
From operations:
     Current federal ....................     $  2,246      $ (5,900)     $ (6,131)
     Deferred federal ...................      (36,724)      (21,854)       (9,211)
     Deferred foreign ...................       (1,300)        2,132         6,104
     Current state ......................          842            76         1,942
                                              --------      --------      --------
Total tax benefit .......................     $(34,936)     $(25,546)     $ (7,296)
                                              ========      ========      ========

     The components of the Company's deferred income tax assets and liabilities are summarized below:

                                                            YEAR ENDED SEPTEMBER 30,
                                                            ------------------------
                                                              1999            1998
                                                            ---------      ---------
                                                             (Dollars in Thousands)
Deferred tax assets:
Accrued liabilities ...................................     $  12,050      $  12,074
Accrued postretirement cost ...........................        11,991         10,010
Tax loss and credit carry forwards ....................        64,044         24,783
Discount note interest ................................        17,393         11,103
Other .................................................         1,628         17,980
                                                            ---------      ---------
Total deferred tax assets .............................       107,106         75,950
                                                            ---------      ---------


Deferred tax liabilities:
Property, plant and equipment .........................     $ (68,732)     $ (78,113)
Other .................................................        (2,629)        (3,820)
                                                            ---------      ---------
Total deferred tax liabilities ........................       (71,361)       (81,933)
Valuation allowance ...................................        (1,514)            --
                                                            ---------      ---------
Net deferred tax assets (liabilities) .................        34,231         (5,983)
Less: current deferred tax assets .....................       (16,888)        (5,140)
                                                            ---------      ---------
Long-term deferred tax assets (liabilities) ...........     $  17,343      $ (11,123)
                                                            =========      =========

      The Company has approximately $155 million in United States net operating losses which will be carried forward and if not utilized in future years, will expire from fiscal 2018 to 2019. The Company also has approximately Cdn. $6.6 million in Canadian non-capital loss carryforwards and Cdn. $6.5 million of investment tax credits which will expire from 2000 through 2006.

5.  EMPLOYEE BENEFITS

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

      For those Company employees as of January 31, 1997, who: (i) were previously employed by Cytec Industries Inc. and (ii) elect to retire from the Company on or before January 31, 1999, the Company supplements the standard pension payable such that the employee's total combined pension from the Company and from the Cytec Nonbargaining Employees' Retirement Plan equals the amount the employee would have received had he or she remained an employee of Cytec until retirement. The estimated liability for such supplements as of September 30, 1999 and 1998 is immaterial.

      The Company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for the Company for the year ended September 30, 1999 and revises the required disclosures about pensions and postretirement benefits other than pensions.

      Information concerning the pension obligation, plan assets, amounts recognized in the Company's financial statements, and underlying actuarial assumptions is stated below.

                                                                      AUGUST 31,
                                                               ------------------------
                                                                 1999           1998
                                                               ---------      ---------
                                                                 (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ...............     $  96,327      $  82,971
   Currency rate conversion ..............................           556         (1,314)
   Service cost ..........................................         5,198          5,093
   Interest cost .........................................         6,735          6,153
   Plan amendments .......................................         2,878             --
   FAS 88 additional benefits ............................        10,765             --
   Actuarial loss (gain) .................................        (1,205)         7,534
   Benefits paid .........................................        (6,864)        (4,110)
                                                               ---------      ---------
   Benefit obligation at end of year .....................     $ 114,390      $  96,327
                                                               =========      =========
Change in plan assets:
   Fair value at beginning of year .......................     $  86,187      $  84,598
   Currency rate conversion ..............................           498         (1,463)
   Actual return on plan assets ..........................        18,705             13
   Employer contributions ................................           765          7,070
   Participants' contributions ...........................            --             79
   Benefits paid .........................................        (6,864)        (4,110)
                                                               ---------      ---------
   Fair value at end of year .............................     $  99,291      $  86,187
                                                               =========      =========
Development of net amount recognized:
   Funded status .........................................     $ (15,100)     $ (10,140)
   Unrecognized cost:
      Actuarial loss (gain) ..............................        (4,197)         8,145
      Prior service cost .................................         7,561          5,867
      Transition liability ...............................         1,354          1,737
                                                               ---------      ---------
   Net amount recognized .................................     $ (10,382)     $   5,609
                                                               =========      =========
Amounts recognized in the statement of financial position:
   Prepaid pension cost ..................................     $     529      $   8,855
   Accrued pension cost ..................................       (13,531)        (3,620)
   Intangible asset ......................................         2,341            189
   Accumulated other comprehensive income (pre-tax) ......           279            185
                                                               ---------      ---------
   Net amount recognized .................................     $ (10,382)     $   5,609
                                                               =========      =========


Net periodic pension costs (income) consist of the following components:

                                                                                          AUGUST 31,
                                                                           --------------------------------------
                                                                             1999           1998           1997
                                                                           --------       --------       --------
                                                                                   (Dollars in Thousands)
Components of net pension costs:
   Service cost-benefits earned during the year ......................     $  5,198       $  5,093       $  4,857
   Interest on prior year's projected benefit obligation .............        6,735          6,153          5,941
   Expected return on plan assets ....................................       (7,538)        (7,411)        (6,009)
   Net amortization:
      Actuarial loss (gain) ..........................................          634           (130)          (207)
      Prior service cost .............................................           73            658            660
      Transition liability ...........................................          376            378            378
   Settlement/Curtailment loss .......................................       11,337             --             --
                                                                           --------       --------       --------
   Net pension costs .................................................     $ 16,815       $  4,741       $  5,620
                                                                           ========       ========       ========
Weighted-average assumptions:
   Discount Rate .....................................................         7.50%          7.00%          7.75%
   Rates of increase in salary compensation level ....................         5.38%          4.75%          5.25%
   Expected long-term rate of return on plan assets ..................         8.77%          8.00%          8.50%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      The Company provides certain health care benefits and life insurance benefits for retired employees. Substantially all of the Company's employees become eligible for these benefits at normal retirement age. The Company accrues the cost of these benefits during the period in which the employee renders the necessary service.

      Health care benefits are provided to employees who retire from the Company with ten or more years of service credit except for Canadian employees covered by collective bargaining agreements. All of the Company's employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. For United States employees, postretirement medical plan deductibles are assumed to increase at the rate of the long-term consumer price index.

      As previously discussed, SFAS No. 132 revises the required disclosures about postretirement benefit plans. Information concerning the plan obligation, the funded status, amounts recognized in the Company's financial statements, and underlying actuarial assumptions is stated below.

                                                                                                AUGUST 31,
                                                                                          ----------------------
                                                                                            1999          1998
                                                                                          --------      --------
                                                                                          (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ..........................................     $ 43,131      $ 38,617
   Service cost .....................................................................        1,200         1,466
   Interest cost ....................................................................        3,005         2,818
   Plan amendments, curtailments, and special termination benefit ...................       (2,472)           --
   Actuarial loss ...................................................................        3,124         1,602
   Benefits paid ....................................................................       (2,314)       (1,372)
                                                                                          --------      --------
   Benefit obligation at end of year ................................................     $ 45,674      $ 43,131
                                                                                          ========      ========
Development of net amount recognized:
   Funded status ....................................................................     $(45,674)     $(43,131)
   Unrecognized cost:
      Actuarial loss ................................................................       11,380         3,578
      Prior service cost ............................................................       (5,943)          165
                                                                                          --------      --------
   Net amount recognized ............................................................     $(40,237)     $(39,388)
                                                                                          ========      ========

Net periodic plan costs (income) consist of the following components:

                                                                                  AUGUST 31,
                                                                      -----------------------------------
                                                                       1999          1998           1997
                                                                      -------       -------       -------
                                                                             (Dollars in Thousands)
Components of net plan costs:
   Service cost .................................................     $ 1,200       $ 1,466       $ 1,343
   Interest cost ................................................       3,005         2,818         2,494
   Expected return on plan assets ...............................          --            --            --
   Net amortization:
      Actuarial loss (gain) .....................................         340            (3)           29
      Prior service cost ........................................        (233)           29            --
   Curtailment and special termination benefit ..................      (1,150)           --            --
                                                                      -------       -------       -------
   Net plan costs ...............................................     $ 3,162       $ 4,310       $ 3,866
                                                                      =======       =======       =======
Weighted-average assumptions:
   Discount Rate ................................................        6.75%         7.50%         7.50%

      The weighted average annual assumed health care trend rate is assumed to be 7.5% for 1999. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

                                                                             1% Increase        1% Decrease
                                                                            -------------       ------------
                                                                                  (Dollars in Thousands)
Effect on total of service and interest cost components...............      $         232       $       (201)
Effect on post-retirement benefit obligation..........................              2,257             (1,959)


      The Company recorded a $10.2 million charge, included in Other Expense, increasing its pension liability and other postretirement benefits liability in the second quarter of fiscal 1999 as a result of an early retirement program for employees at the Texas City, Texas plant and certain benefit changes for all U.S. employees. The early retirement program resulted in curtailment expense for the pension plan and special termination benefits expenses for both the pension and the other postretirement benefits plans, partially offset by the curtailment gain from the reduction of postretirement life insurance benefits for currently active U.S. employees.

EMPLOYEE STOCK OWNERSHIP TRUST

      In connection with the recapitalization of the Company in August of 1996, an Employee Stock Ownership Trust (the "ESOT") was established which covers substantially all United States employees. Allocations of shares of common stock are made annually to participants. The ESOT primarily invests in shares of Holdings Common Stock and borrowed $6.5 million from Chemicals to purchase approximately 542,000 shares of Holdings Common Stock. This ESOP loan is payable in 16 quarterly installments during the period beginning December 31, 1996, and ending September 30, 2000. The shares of Holdings Common Stock purchased by the ESOT have been pledged as security for the ESOP loan and such shares are released and allocated to the ESOT participants' accounts as the ESOP Loan is discharged. Until the ESOP loan is paid in full, contributions to the ESOT will be used to pay the outstanding principal and interest on the ESOP loan. In addition, during fiscal 1998 and 1997, the ESOT purchased 14,000 and 99,000, respectively, shares of Holdings Common Stock. In fiscal 1999, 1998, and 1997, 160,000, 172,000, and 49,000, respectively, ESOT shares had been allocated to employees. The Company recorded $0.7 million, $1.4 million, and $1.6 million of expense related to the ESOT in fiscal 1999, 1998, and 1997, respectively.

SAVINGS AND INVESTMENT PLAN

      The Company's Amended and Restated Savings and Investment Plan (the "Savings Plan") covers substantially all United States employees, including executive officers. The Savings Plan is qualified under Section 401(k) of the Internal Revenue Code (the "Code"). Each participant has the option to defer taxation of a portion of his or her earnings by directing the Company to contribute a percentage of such earnings to the Savings Plan. A participant may direct up to a maximum of 15% of eligible earnings to the Savings Plan, subject to certain limitations set forth in the Code for "highly compensated" participants. A participant's contributions become distributable upon the termination of his or her employment. The Company does not make any contribution to the Savings Plan.

PROFIT SHARING AND BONUS PLANS

      In January 1997, the Board of Directors, upon recommendation of the Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees, and a Bonus Plan that will provide for bonuses to certain exempt salaried employees based on the Company's annual financial performance. No expenses for profit sharing or bonuses were incurred in fiscal 1999, 1998, or 1997.

OMNIBUS STOCK AWARDS AND INCENTIVE PLAN

      In April 1997, the Board of Directors approved the establishment of the Omnibus Stock Awards and Incentive Plan (as amended, the "Omnibus Plan"). Under the Omnibus Plan, the Company may grant to key employees incentive and nonqualified stock options, SARs, restricted stock awards, performance awards, and phantom stock awards. One million shares of the Company's stock are reserved for issuance under the Omnibus Plan. The terms and amounts of the awards (including vesting schedule) are determined by the Compensation Committee of the Board of Directors. Generally, outstanding stock options become exercisable
(vest) in equal annual installments beginning a year from date of grant and ending five years from date of grant. In the event of a specified change of control of the Company or a qualified public offering of Holdings Common Stock, all awards will immediately vest and become exercisable.

      During fiscal 1999 and 1998, the Company issued 1,500 and 23,000, respectively, restricted stock awards to certain employees. These restricted stock awards vested 25% immediately and 25% per year over the next three years.


NONQUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

      Also in April 1997, the Board of Directors approved the establishment of the Nonqualified Stock Option Plan for Non-Employee Directors (the "Nonqualified Plan"). Each non-employee director of the Company is eligible to participate in the Nonqualified Plan. Each eligible director on the date of adoption of the Nonqualified Plan was granted an option to acquire 2,000 shares of Holdings Common Stock (4,000 shares for the Vice-Chairman), and each eligible director who is serving on the Board of Directors on each subsequent October 1st is automatically granted an option to acquire 1,000 shares of Holdings Common Stock (2,000 shares for the Vice-Chairman). All options expire ten years from date of grant. All options are granted with an exercise price at or above the fair market value of a share of Holdings Common Stock on the date of grant (as determined by the Board of Directors) and vest and are exercisable immediately. A total of 160,000 shares of Holdings Common Stock are reserved for issuance under the Nonqualified Plan.

OUTSTANDING STOCK OPTIONS

      A summary of the status of the Company's outstanding stock options as of September 30, 1999 and 1998, and changes during the years then ended is presented below:

                                               1999                          1998                         1997
                                    ---------------------------   ---------------------------  ---------------------------
                                       SHARES     WEIGHTED-AVERAGE   SHARES    WEIGHTED-AVERAGE   SHARES    WEIGHTED-AVERAGE
                                        (IN          EXERCISE         (IN          EXERCISE        (IN         EXERCISE
                                     THOUSANDS)       PRICE(1)      THOUSANDS)      PRICE        THOUSANDS)      PRICE
                                    ------------  ---------------  -----------  --------------  -----------  -------------
Outstanding at beginning of year           692      $  11.74              241     $  12.00              --           --
Granted                                     95      $   6.08              489     $  11.62             274     $  12.00
Exercised                                   --                             --                           --           --
Forfeited                                 (105)     $   6.00              (38)    $  11.94             (33)    $  12.00
                                      --------                         ------                       ------     --------
Outstanding at end of year                 682      $   6.14              692     $  11.74             241     $  12.00
                                      ========      ========           ======     ========          ======     ========
Options exercisable at end of year         178                             86                          14
                                      ========                         ======                       ======

(1) On December 14, 1998, the Company issued to all of its employees who held stock options on that date new options with an exercise price of $6.00 per share. The new options were issued in exchange for and cancellation of stock options previously issued to those employees for the same number of shares and with the same vesting schedules.

      The range of exercise prices for options outstanding at September 30, 1999, was $6.00 - $12.00, with all exercisable options having an exercise price range of $6.00 - $12.00.

      During fiscal 1998, Holdings granted certain employees rights to purchase an aggregate of 230,000 shares of Holdings Common Stock, at then current market prices. These rights expired without being exercised.

      All stock options are granted with an exercise price at or above fair market value of a share of Holdings Common Stock at the grant date. The weighted average fair value of the stock options granted during fiscal 1999, 1998, and 1997 was $0.6 million, $1.9 million, and $0.5 million, respectively. The fair value of each such stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in fiscal 1999, 1998, and 1997: risk free interest rate of 5.9%, 4.4% and 6.1%, respectively; expected dividend yield of 0.0% for all years; expected life of ten years for all years; and expected volatility of 59%, 29%, and 44%, respectively. Stock options generally expire ten years from the date of grant and fully vest after five years. The outstanding stock options at September 30, 1999 have a weighted average contractual life of approximately 8 years.

      In accordance with SFAS 123, "Accounting for Stock-Based Compensation", the Company utilizes the intrinsic value method of accounting for stock-based compensation, and no compensation costs have been recognized for stock option awards described above. Had compensation cost for all option issuances been determined consistent with SFAS No. 123, it would not have had a material impact on the Company's pro forma net loss and loss per share for fiscal 1999, 1998, and 1997.

6. COMMITMENTS AND CONTINGENCIES

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

LEASE COMMITMENTS

      The Company has entered into various long-term noncancellable operating leases. Future minimum lease commitments at September 30, 1999, are as follows: fiscal 2000 -- $5.3 million; fiscal 2001 -- $4.9 million; fiscal 2002 -- $4.8 million; fiscal 2003 -- $4.1 million; fiscal 2004 -- $3.7 million; and $7.6 million thereafter.

ENVIRONMENTAL AND SAFETY MATTERS

      The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations, and permit requirements. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacture, handling, processing, distribution, and use of the Company's chemical products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in affected environmental requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

      The Company conducts environmental management programs designed to maintain compliance with applicable environmental requirements at all of its facilities. The Company routinely conducts inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. The Company believes that its procedures for waste handling are consistent with industry standards and applicable requirements. In addition, the Company believes that its operations are consistent with good industry practice through participation in the Responsible Care initiatives as a part of membership in the Chemical Manufacturers Association in the United States and the Canadian Chemical Producers Association. However, a business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While the Company believes its business operations and facilities generally are operated in compliance in all material respects with all applicable environmental and health and safety requirements, it cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, and the public. Some risk of environmental costs and liabilities is inherent in the Company's operations and products, as it is with other companies engaged in similar businesses.

      The Company's operating expenditures for environmental matters, mostly waste management and compliance, were approximately $30 million, $52 million, and $50 million for fiscal 1999, 1998, and 1997, respectively. The Company also spent approximately $6 million and $2 million for environmentally related capital projects in fiscal 1999 and 1998 respectively.

      Any significant ban on all chlorine containing compounds could have a materially adverse effect on the Company's financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is one of the Company's pulp chemicals products. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation, but there can be no assurance that this regulation will be changed. In the event such a regulation is implemented, the Company would seek to sell the products it manufactures at its British Columbia facility to customers in other markets. The Company is not aware of any other laws or regulations in place in North America that would restrict the use of such products for other purposes.

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

      Approximately 2,600 of the plaintiffs agreed to submit their damage claims to binding arbitration. A two-week evidentiary hearing was conducted in July 1996 before a three-judge panel to determine the amount of damages. On May 1, 1997, the three-judge panel awarded the plaintiffs an amount of damages which was well within the limits of the Company's insurance coverage.

      Thirty-nine of the plaintiffs tried their cases to a jury in Harris County District Court. After approximately five months of trial, the jury returned a verdict on September 2, 1997. The total amount awarded for all 39 plaintiffs was well within the limits of the Company's insurance coverage.

      Approximately 5,980 of the claims in litigation have now been resolved or are pending final resolution and the Company continues to vigorously defend against the claims of the approximately 20 remaining plaintiffs.

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

      Prior to its incineration, several Company employees and contractor employees may have been exposed to nickel carbonyl in the methanol unit. Two lawsuits and two interventions involving approximately 306 plaintiffs were filed against the Company seeking an unspecified amount for alleged damages from the nickel carbonyl release. Since the filing of the lawsuits, approximately 14 plaintiffs' claims (including one intervenor) have been resolved, some of which are subject to the completion of documentation. The Company continues to vigorously defend against the claims of the approximately 292 remaining plaintiffs. Additional claims and litigation against the Company relating to this incident may ensue.

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

LITIGATION CONTINGENCY

      The Company has made estimates of the reasonably possible range of liability with regard to its outstanding litigation for which it may incur liability. These estimates are based on the Company's judgments using currently available information as well as consultation with the Company's insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by the Company's insurance policies or by third-party indemnification of the Company. The Company, therefore, has also made estimates of its probable recoveries under insurance policies or from third-party indemnitors based on its understanding of its insurance policies and indemnifications, discussions with its insurers and indemnitors, and consultation with outside legal counsel, in addition to the Company's judgments. Based on the foregoing, as of September 30, 1999, the Company has accrued approximately $2.8 million as its estimate of aggregate contingent liability for these matters and has also recorded aggregate receivables from its insurers and third-party indemnitors of approximately $2.2 million. At September 30, 1999, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is from $0 to $5 million. The Company believes that this additional reasonably possible loss is substantially covered by insurance.

      While the Company has based its estimates on its evaluation of available information to date and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. The Company will adjust its estimates as necessary as additional information is developed and evaluated. However, the Company believes that the final resolution of these contingencies will not have a material adverse impact on the financial position, results of operations, or cash flows of the Company. In addition, the timing of probable insurance and indemnity recoveries, and payment of liabilities, if any, is not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


7.  BUSINESS ACQUISITIONS

      On January 31, 1997, the Company acquired the acrylic fibers business (the "AFB") from Cytec (the "AFB Acquisition"). The AFB, now owned by two wholly owned subsidiaries of the Company (collectively "Sterling Fibers"), recorded sales of approximately $92 million during the eight months of operations in fiscal 1997 and consists of an acrylic fibers plant located near Pensacola, Florida, and several associated marketing and research offices. Sterling Fibers is one of two acrylic fibers manufacturers in the United States. Cytec supplies acrylonitrile to Sterling Fibers through a five-year supply agreement ending in 2002. The acquisition was financed through the incurrence of $81 million of term debt and the issuance of $10 million (liquidation value) of Series A "pay in kind" mandatory redeemable preferred stock ("Series A Preferred") to Cytec, and the sale of $10 million of Holdings Common Stock in a private placement. The Company used the purchase method to account for the acquisition, and operating results of Sterling Fibers, beginning February 1, 1997, are included with those of the Company.

      On July 10, 1997, Sterling Sask acquired substantially all of the assets of Saskatoon Chemicals (the "Saskatoon Acquisition"). The acquired assets include a manufacturing plant near Saskatoon, Saskatchewan, which manufactures sodium chlorate, caustic soda, calcium hypochlorite, chlorine, and hydrochloric acid. Total consideration of $69.2 million was financed with: (i) approximately $54.6 million under a new credit facility established by Sterling Sask with a group of lenders, (ii) approximately $7.3 million pursuant to a private placement of Holdings Common Stock, and (iii) approximately $7.3 million pursuant to a private placement of Units, each Unit consisting of shares of Holdings' Series B "pay in kind" mandatory Cumulative Redeemable Preferred Stock ("Series B Preferred") and warrants to purchase shares of Holdings Common Stock. The Saskatoon Acquisition was accounted for under the purchase method, and operating results of Sterling Sask, beginning July 10, 1997, are included with those of the Company.

      The following table presents the unaudited pro forma results of operations of the Company as if the AFB Acquistion and the Saskatoon Acquisition had occurred on October 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the AFB Acquistion and the Saskatoon Acquisition been made at the beginning of the fiscal year 1997 or of results which may occur in the future (in thousands, except per share amounts).

                                                                                  Pro Forma
                                                                                Twelve Months
                                                                                    Ended
                                                                                September 30,
                                                                                     1997
                                                                                ---------------
Revenues...................................................................     $    988,000
Income (loss) before extraordinary items...................................     $    (27,300)
Net income (loss) attributable to common stockholders......................     $    (34,200)
Net income (loss) per common share.........................................     $      (2.85)

8. SEGMENT AND GEOGRAPHIC INFORMATION:

      Effective October 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and has restated its segment disclosures for all reporting periods. The Company's operations are divided into two reportable segments: petrochemicals and pulp chemicals. The petrochemicals segment manufactures commodity petrochemicals and acrylic fibers. The pulp chemicals segment manufactures chemicals for use primarily in the pulp and paper industry. Operating segment information for 1999, 1998, and 1997 is presented below.


                                                   YEAR ENDED SEPTEMBER 30,
                                            ---------------------------------------
                                               1999          1998            1997
                                            ---------      ---------      ---------
                                                    (Dollars in Thousands)
Segment Information (1)
Revenues:
    Petrochemicals                          $ 530,927      $ 621,605      $ 728,215
    Pulp chemicals                            189,825        200,985        180,572
                                            ---------      ---------      ---------
Total                                       $ 720,752      $ 822,590      $ 908,787
Operating income (loss):
    Petrochemicals                          $ (63,710)     $  (3,442)     $  11,524
    Pulp chemicals                             27,018         36,232         45,945
                                            ---------      ---------      ---------
Total                                       $ (36,692)     $  32,790      $  57,469
Depreciation and amortization expenses:
    Petrochemicals                          $  34,001      $  31,894      $  31,504
    Pulp chemicals                             23,676         24,069         18,345
                                            ---------      ---------      ---------
Total                                       $  57,677      $  55,963      $  49,849
Interest expenses:
    Petrochemicals                          $  65,426      $  59,617      $  53,814
    Pulp chemicals                             38,635         44,838         35,087
                                            ---------      ---------      ---------
Total                                       $ 104,061      $ 104,455      $  88,901
Capital expenditures:
    Petrochemicals                          $  21,252      $  16,768      $  22,664
    Pulp chemicals                              8,288          9,854         20,764
                                            ---------      ---------      ---------
Total                                       $  29,540      $  26,622      $  43,428
Property, plant, and equipment, net:
    Petrochemicals                          $ 223,519      $ 263,692      $ 282,630
    Pulp chemicals                            179,204        186,623        209,406
                                            ---------      ---------      ---------
Total                                       $ 402,723      $ 450,315      $ 492,036

(1) The petrochemicals segment is based in the United States. The pulp chemicals segment is primarily based in Canada.

      Sales to individual customers constituting 10% or more of total revenues and sales by segment were as follows:

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                            ---------------------------------------------
                                                                              1999              1998             1997
                                                                            ---------        -----------      -----------
                                                                                       (Dollars in Thousands)
Major Customers:
British Petroleum plc and subsidiaries                                      $  71,803        $   100,610            *
Export Sales:
    Export revenues                                                         $ 200,448        $   233,165      $   274,139
    Percentage of total revenues                                                   28%                28%              30%

*DOES NOT COMPRISE 10% OF TOTAL REVENUE FOR FISCAL 1997, THEREFORE NOT REPORTED.


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

      The Company enters into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The Company does not engage in currency speculation. The Company had a notional amount of approximately $6 million and $54 million of forward foreign exchange contracts outstanding to buy Canadian dollars at September 30, 1999 and 1998, respectively. The deferred loss on these forward foreign exchange contracts at September 30, 1999 and 1998 was $0.3 million and $4.7 million, respectively. The last of the Company's existing forward exchange contracts expires in March of 2000, and it does not intend to enter into any additional forward exchange contracts.

GAS HEDGE

      The Company hedged a portion of its natural gas to be used in the production of styrene and methanol during fiscal 1999, 1998, and 1997. At September 30, 1999, there were no outstanding natural gas hedges. The Company had a net loss of $1.5 million, $1.0 million, and $0.1 million due to natural gas hedging contracts in fiscal 1999, 1998, and 1997.

INTEREST RATE SWAPS

      The Company has entered into a declining balance interest rate swap contract to hedge a portion of its interest rate risk that expires in January 2002. At September 30, 1999, the Company had a contractual notional amount of $49.1 million outstanding with a fixed rate of 6.66% and a floating rate based on LIBOR. The Company's interest rate swap is settled on a quarterly basis, with the interest rate differential received or paid by the Company recognized as adjustments to interest expense.

CONCENTRATION OF RISK

      The Company sells its products primarily to companies involved in the petrochemicals, acrylic fibers, and pulp and paper manufacturing industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. However, letters of credit are required by the Company on many of its export sales. Historically, the Company's credit losses have been minimal.

      The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the likelihood of any possible loss is minimal.

      Approximately 37% of the Company's employees are covered by union agreements. Approximately 5% of the Company's employees are covered by union agreements which could expire within one year.

INVESTMENTS

      It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements, or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1 and direct obligations of the United States Government or its agencies. In addition, not more than $5 million will be invested by the Company with any single bank, financial institution, or United States corporation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, receivables, payables, and certain accrued expenses approximate fair value due to the short maturities. The following table presents the carrying values and fair values of the Company's long-term debt at September 30, 1999.

                                        CARRYING VALUE       FAIR VALUE
                                        --------------      -------------
                                                (Dollars in Thousands)
Revolving credit facilities               $  54,643           $ 54,643
Saskatoon Term Loans                         44,045             44,045
11 1/4% Notes                               152,485             85,500
11 3/4% Notes                               275,000            170,500
12 3/8% Notes                               295,000            295,000
13 1/2% Notes                               147,628             32,598

      The fair values of the 13 1/2% Notes, 11 1/4 % Notes, and 11 3/4% Notes are based on quoted market prices. Due to the 12 3/8% Notes being issued near the Company's September 30, 1999 fiscal year-end, the fair value approximates the carrying value. In addition, due to the New Revolvers and the Saskatoon Term Loans having variable interest rates, the fair value equals their carrying value.

      At September 30, 1999, the foreign exchange contracts had a fair value of $0.3 million loss based on then current exchange rates. In addition, the interest rate swaps had a fair market value of $0.5 million loss, based on the Company's estimate of what it would have to pay to terminate the swap at September 30, 1999.


10. RELATED PARTY TRANSACTIONS

      In May of 1999, the Company engaged Credit Suisse First Boston Corporation ("CSFB") and Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") as Joint-Book Running Managers in connection with the issuance by Chemicals of the 12 3/8% Notes. CSFB and DLJ also underwrote the New Credit Agreement with The CIT Group/Business Credit, Inc. The Company paid CSFB a total of $5,218,750 under these arrangement in fiscal 1999. John L. Garcia, one of the Company's directors, was a Managing Director and the Head of the Global Chemical Investment Banking Group of CSFB from 1994 until April of 1999.

      Since October 1, 1991, the Company has had ongoing commercial relationships in the ordinary course of business with certain affiliates of Koch Industries, Inc., including agreements for the supply of raw materials, sales of petrochemicals, and transportation of natural gas. During the fiscal years of the Company ended September 30, 1999, 1998, and 1997:

         o the Company made product sales to and purchased raw materials from Koch Chemical, an indirect wholly owned subsidiary of Koch Industries, Inc.;

         o the Company made payments to John Zink Company, an indirect wholly owned subsidiary of Koch Industries, Inc., in consideration for certain contracting and construction services performed at the Texas City Plant; and

         o the Company made payments to Koch Gateway Pipeline Company for the transportation of natural gas to the Santa Rosa Plant through a pipeline in which it is a partner.

Each of these relationships represented less than 5% of the Company's revenues in each of such fiscal years. In addition, in 1998 the Company filed a lawsuit against John Zink Company seeking recovery for certain types of damages sustained in connection with a release of nickel carbonyl from the Company's methanol unit on July 30, 1997. This lawsuit has been voluntarily dismissed but, under a tolling agreement between the parties, may be refiled at any time. Koch Capital Services, Inc., an affiliate of Koch Industries, Inc., is a significant stockholder of the Company and, under the Voting Agreement described below, has the right to designate a member of the Board of Directors of the Company.

      In connection with the Saskatoon Acquisition, the Company paid a one-time fee of $100,000 to Clipper Capital Associates, Inc. ("Clipper") and Olympus Partners ("Olympus") to act as placement agents for the Series B Preferred Stock. Rolf H. Towe, a director of the Company, and Robert Calhoun, a former director of the Company, are officers of Clipper and affiliates of Clipper. Affiliates of Clipper and Olympus are significant stockholders of the Company. In addition, under the Voting Agreement described below, an affiliate of Clipper has the right to designate a member of the Board of Directors of the Company.

      The holders of 6,654,963 shares of Holdings Common Stock, representing approximately 52% of Holdings outstanding shares, are parties to a Third Amended and Restated Voting Agreement dated as of February 1, 1999 (the "Voting Agreement"). Four directors of the Company, Frank P. Diassi, Frank J. Hevrdejs,
T. Hunter Nelson and William A. McMinn, are parties to the Voting Agreement. Other parties to the Voting Agreement include Koch Capital Services, Inc. (an affiliate of Koch Industries), affiliates of Clipper ("The Clipper Group"), affiliates of Olympus, CSFB, and Gordon A. Cain. The parties to the Voting Agreement are required to vote any shares of Holdings Common Stock owned by them in favor of three nominees to the Board of Directors of Holdings, one to be designated by each of Koch Capital Services, Inc., The Clipper Group, and Mr. Cain. George J. Damiris is the current designee of Koch Capital Services, Inc., Rolf H. Towe is the current designee of The Clipper Group, and William A. McMinn is the current designee of Mr. Cain. The rights of each of Koch Capital Services, Inc. and The Clipper Group to designate nominees under the Voting Agreement terminates on the earlier of August 21, 2006 or the time at which they beneficial own less than 5% of the outstanding shares of Holdings Common Stock, respectively. The right of Mr. Cain to designate a nominee terminates upon the earlier of (i) December 15, 2008 and (ii) the later of (a) the expiration of the Standby Purchase Agreement to which he is a party (described below) and (b) the time at which Mr. Cain beneficial owns less than 5% of the outstanding shares of Holdings Common Stock.

      The Company paid The Sterling Group, Inc. ("TSG") a one-time transaction fee of approximately $1.1 million in connection with the AFB Acquisition and a one-time fee of approximately $0.7 million in connection with the Saskatoon Acquisition. In addition, the Company paid TSG approximately $12,782 in fiscal 1999 in advisory fees and reimbursement of expenses. Two directors of the Company, Frank J. Hevrdejs and T. Hunter Nelson, are principals of TSG, with Mr. Hevrdejs also serving as the President of TSG. Frank P. Diassi, Chairman of the Board of the Company, Peter W. De Leeuw, President and Chief Executive Officer of the Company, Robert W. Roten, Vice Chairman of the Board of the Company and former President and Chief Executive Officer of the Company, William A. McMinn, a director of the Company, Gary M. Spitz, Chief Financial Officer and a Vice President of the Company, Richard K. Crump, Vice President--Strategic Planning of the Company, and David G. Elkins, Vice President, General Counsel and Secretary of the Company, have all previously co-invested with principals of TSG in various transactions unrelated to the Company.

      Under engagement letters dated April 15, 1998 and April 27, 1998, the Company engaged Chem Systems, an IBM company, to perform certain consulting services related to the Company's styrene monomer business. In addition, on August 10, 1998, the Company engaged Chem Systems to conduct a site study of the Texas City Plant and to benchmark the Company's best practices and organizational structures against top quartile performers in the industry. Finally, in connection with the refinancing in July of 1999, the Company paid Chem Systems amounts owed to them by DLJ related to the performance of an appraisal of some of the Company's assets required for the refinancing. During fiscal 1999, the Company paid Chem Systems an aggregate of $421,164 pursuant to these arrangements. Peter Spitz, who is the father of Gary M. Spitz (Chief Financial Officer and a Vice President of the Company), was the Director of Chem Systems until August of 1999. Peter Spitz did not personally perform any direct services under any of these arrangements.

      As of December 15, 1998, Holdings entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs, and Koch Capital Services, Inc. as described below in Footnote 11.


11. CAPITAL STOCK

      On January 31, 1997, the Company issued 778,232 shares of Holdings Common Stock in connection with the AFB Acquisition. In addition, on July 10, 1997, the Company issued 608,334 shares of Holdings Common Stock in connection with the Saskatoon Acquisition.

      In connection with the issuance of the 13 1/2% Notes (see Note 3), Holdings issued 191,751 warrants to purchase three shares of Holdings Common Stock for $0.01, exercisable beginning in August 1998 until August 2008. During fiscal 1999 and 1998, 32,460 and 345,123 shares, respectively, of Holdings Common Stock were issued as a result of 10,820 and 115,041, respectively, of these warrants being exercised. In connection with the Saskatoon Acquisition, Holdings also issued to holders of the Series B Preferred Stock warrants to purchase 201,048 shares of Holdings Common Stock for $0.01, exercisable beginning in July 1997 until December 2007.

      In December 1998, the Company entered into separate Standby Purchase Agreements (collectively, the "Purchase Agreements") with each of Gordon A. Cain, William A. McMinn, James Crane, Mr. Diassi, Mr. Hevrdejs, and Koch Capital Services, Inc. (collectively, the "Purchasers"). Pursuant to the terms of the Purchase Agreements, the Purchase committed to purchase up to 2.5 million shares of Common Stock, at a price of $6.00 per share, if, as, and when requested by the Company at any time or from time to time prior to December 15, 2001. Under each of the Purchase Agreements, the Company may only require the Purchasers to purchase such shares if it believes that such capital is necessary to maintain, reestablish, or enhance its borrowing ability under the Company's revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Purchasers to enter into the Purchase Agreements, the Company issued to them warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $6.00 per share. Pursuant to the Purchase Agreements, the Company agreed to issue to the Purchasers additional warrants to purchase up to 300,000 additional shares of Common Stock if, as, and when they purchase shares of Common Stock under the Purchase Agreements. Any shares of Common Stock purchased under the Purchase Agreement and the warrants issued to the Purchasers as contemplated by the Purchase Agreements will be subject to the terms of the Third Amended and Restated Voting Agreement dated as of February 1, 1999, the Sterling Chemicals Holdings, Inc. Stockholders Agreement dated effective as of August 21, 1996, as amended, and the Tag-Along Agreement dated as of August 21, 1996.

      At September 30, 1999, warrants to purchase an aggregate of 698,718 shares Holdings Common Stock were outstanding.

12. MANDATORY REDEEMABLE PREFERRED STOCK

      In connection with the AFB Acquisition, the Company authorized 350,000 shares and issued 104,110 shares of non-voting Series A Preferred Stock with a fair value and carrying value of $10.0 million. The Series A Preferred Stock has a cumulative dividend rate of 10%, payable in kind semi-annually on January 1 and July 1 of each year commencing July 1, 1997. The Company may redeem all or any number of shares of Series A Preferred Stock at any time with proper written notice at a price of $100 per share plus accrued dividends. The holders of Series A Preferred Stock may elect to have the Company redeem shares on any dividend payment date after June 30, 2009 with proper written notice at a price of $100 per share plus accrued dividends. The carrying value of the Series A Preferred Stock at September 30, 1999 and 1998, was $13.0 million and $11.8 million, respectively (liquidation value of $100 per share).

      In connection with the Saskatoon Acquisition, the Company authorized 58,000 shares and issued approximately 7,532 shares of non-voting Series B Preferred Stock with a fair value of $4.9 million. The Series B Preferred Stock has a 14% dividend rate through July 10, 2002, and thereafter a variable rate between 14% and 18% depending on payment terms until redeemed. The dividend is payable in kind on January 1, April 1, July 1, and October 1 of each year, commencing October 1, 1997. The Company may redeem all or any number of shares of Series B Preferred Stock at any time with proper written notice at a price of $1,000 per share plus a premium ranging from 5% to 1% depending on the date of redemption plus accrued dividends. The holders of Series B Preferred Stock may elect to have the Company redeem shares on any dividend payment date after June 30, 2009, with proper written notice at a price of $1,000 per share plus accrued dividends. The carrying value of the Series B Preferred Stock at September 30, 1999 and 1998, was $7.9 million and $6.5 million, respectively (liquidation value of $1,000 per share). The difference in the carrying value and the redemption amount will be accreted as a charge to retained earnings over the holding period using the effective interest rate method.

13. NEW ACCOUNTING STANDARDS

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

2. INCOME TAXES

      A reconciliation of federal statutory income taxes to Chemicals' effective tax benefit before extraordinary item follows:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                  -------------------------------------
                                                                    1999          1998          1997
                                                                  ---------     ---------     ---------
                                                                         (Dollars in Thousands)
Benefit for income taxes at statutory rates...................    $  (44,235)   $  (20,385)   $   (4,576)
Taxable foreign dividends.....................................         4,295            --            --
Change in valuation allowance.................................         1,514            --            --
Non-deductible expenses.......................................           195            --            --
State and foreign income taxes................................           550         1,422         3,782
Other.........................................................         8,271            --        (1,354)
                                                                  ----------    ----------    ----------
Effective tax benefit.........................................    $  (29,410)   $  (18,963)   $   (2,148)
                                                                  ==========    ==========    ==========


The benefit for income taxes is composed of the following:

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                  --------------------------------------
                                                                    1999          1998          1997
                                                                  ---------     ---------     ----------
                                                                         (Dollars in Thousands)
From operations:
Current federal...............................................    $   2,246    $    (5,900)   $   (5,959)
Deferred federal..............................................      (31,198)       (15,271)       (4,235)
Deferred foreign..............................................       (1,300)         2,132         6,104
Current state.................................................          842             76         1,942
                                                                  ---------     ----------    ----------
Total tax provision (benefit).................................    $ (29,410)    $  (18,963)   $   (2,148)
                                                                  =========     ==========    ==========

     The components of Chemicals' deferred income tax assets and liabilities are summarized below:


                                                   SEPTEMBER 30,
                                               ----------------------
                                                 1999          1998
                                               --------      --------
                                               (Dollars in Thousands)
Deferred tax assets:
Accrued liabilities .........................  $ 12,050      $ 12,074
Accrued postretirement cost .................    11,991        10,010
Tax loss and credit carryforward and other ..    63,663        24,783
Other .......................................     1,628        17,980
                                               --------      --------
Total deferred tax assets ...................    89,332        64,847
                                               ========      ========

Deferred tax liabilities:
Property, plant and equipment ...............  $(68,732)     $(78,113)
Other .......................................    (2,629)       (4,895)
                                               --------      --------
Total deferred tax liabilities ..............   (71,361)      (83,008)
Valuation allowance .........................    (1,514)           --
                                               --------      --------
Net deferred tax assets (liabilities) .......    16,457       (18,161)
Less current deferred tax assets ............   (16,888)       (5,140)
                                               --------      --------
Long-term deferred tax liabilities ..........  $   (431)     $(23,301)
                                               ========      ========

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Houston, Texas
December 9, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Stockholder of Sterling Chemicals, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholder's equity (deficiency in assets), and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Chemicals, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Houston, Texas
December 9, 1999

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                        COMBINED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------
                                                             1999           1998            1997
                                                           ---------      ---------      ---------
Revenues .............................................     $ 222,353      $ 261,990      $ 262,256
Cost of goods sold ...................................       188,296        209,883        197,555
                                                           ---------      ---------      ---------
Gross profit .........................................        34,057         52,107         64,701

Selling, general and administrative expenses .........        19,280         22,098         15,637
Interest and debt related expenses ...................        38,877         36,366         35,165
                                                           ---------      ---------      ---------
Net income (loss) before income taxes ................       (24,100)        (6,357)        13,899

Provision (benefit) for income taxes .................        (3,727)        (2,217)         6,290
                                                           ---------      ---------      ---------
Net income (loss) ....................................     $ (20,373)     $  (4,140)     $   7,609
                                                           =========      =========      =========




                   The accompanying notes are an integral part
                     of the combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                             COMBINED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                      SEPTEMBER 30,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ---------      ---------
                         ASSETS
Current assets:
   Cash and cash equivalents ...............................     $   9,323      $   4,093
   Accounts receivable .....................................        45,139         38,562
   Inventories .............................................        29,207         32,532
   Prepaid expenses ........................................        12,748          6,090
                                                                 ---------      ---------
     Total current assets ..................................        96,417         81,277

Property, plant and equipment, net .........................       196,877        207,177
Due from affiliates ........................................       121,506        131,771
Other assets ...............................................        40,275         51,635
                                                                 ---------      ---------
     Total assets ..........................................     $ 455,075      $ 471,860
                                                                 =========      =========

          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable ........................................     $  22,399      $  20,432
   Accrued liabilities .....................................        16,515         16,277
                                                                 ---------      ---------
     Total current liabilities .............................        38,914         36,709

Long-term debt due to parent ...............................       325,402        323,303
Deferred income taxes ......................................         7,272          6,509
Deferred credits and other liabilities .....................         7,227         12,019
Commitments and contingencies (Note 7) .....................            --             --
Stockholder's equity:
   Common stock ............................................            --             --
   Additional paid-in capital ..............................        92,734         92,734
   Retained earnings .......................................        11,026         31,399
   Accumulated other comprehensive income ..................       (27,500)       (30,813)
                                                                 ---------      ---------
     Total stockholder's equity ............................        76,260         93,320
                                                                 ---------      ---------
        Total liabilities and stockholder's equity .........     $ 455,075      $ 471,860
                                                                 =========      =========



                   The accompanying notes are an integral part
                     of the combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                             COMBINED STATEMENTS OF

                         CHANGES IN STOCKHOLDER'S EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                                                             ACCUMULATED
                                                                ADDITIONAL                     OTHER
                                                     COMMON      PAID-IN       RETAINED     COMPREHENSIVE
                                                     STOCK       CAPITAL       EARNINGS        INCOME          TOTAL
                                                     ------     ---------      ---------      ---------      ---------
Balance, September 30, 1996 ..........                   --     $  83,395      $  27,930      $ (19,124)     $  92,201

Acquisition of acrylic fibers business                   --         9,339             --             --          9,339
Comprehensive income:
   Net income ........................                   --            --          7,609             --
   Translation adjustment ............                   --            --             --         (1,648)
      Comprehensive income ...........                   --            --             --             --          5,961
                                                     ------     ---------      ---------      ---------      ---------
Balance, September 30, 1997 ..........                   --        92,734         35,539        (20,772)       107,501

Comprehensive income:
   Net loss ..........................                   --            --         (4,140)            --
   Translation adjustment ............                   --            --             --        (10,041)
      Comprehensive loss .............                   --            --             --             --        (14,181)
                                                     ------     ---------      ---------      ---------      ---------
Balance, September 30, 1998 ..........                   --        92,734         31,399        (30,813)        93,320

Comprehensive income:
   Net loss ..........................                   --            --        (20,373)            --
   Translation adjustment ............                   --            --             --          3,313
      Comprehensive loss .............                   --            --             --             --        (17,060)
                                                     ------     ---------      ---------      ---------      ---------
Balance, September 30, 1999 ..........                   --     $  92,734      $  11,026      $ (27,500)     $  76,260
                                                     ======     =========      =========      =========      =========





                   The accompanying notes are an integral part
                     of the combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                        COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED SEPTEMBER 30,
                                                                                    ------------------------------------
                                                                                      1999          1998          1997
                                                                                    --------      --------      --------
Cash flows from operating activities:
Net income (loss)...............................................................    $(20,373)     $ (4,140)     $  7,609
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ...............................................      24,153        23,502        20,537
   Deferred tax expense (benefit) ..............................................      (2,404)       (2,479)        5,894
   Other .......................................................................        (233)          447            74
Change in assets/liabilities:
   Accounts receivable .........................................................      (6,577)       14,331        10,824
   Inventories .................................................................       3,325           (77)      (24,897)
   Prepaid expenses ............................................................      (6,658)       (3,291)          570
   Due from affiliates .........................................................      14,135         1,174        66,042
   Other assets ................................................................       5,189          (613)      (11,909)
   Accounts payable ............................................................       1,966           665         6,509
   Accrued liabilities .........................................................         238          (531)        4,266
   Other liabilities ...........................................................      (2,182)          298        (2,221)
                                                                                    --------      --------      --------

Net cash flows provided by operating activities ................................      10,579        29,286        83,298
                                                                                    --------      --------      --------
Cash flows from investing activities:
   Capital expenditures ........................................................      (7,682)      (10,550)      (24,065)
                                                                                    --------      --------      --------
Net cash used in investing activities ..........................................      (7,682)      (10,550)      (24,065)
                                                                                    --------      --------      --------
Cash flows from financing activities:
   Net change in long-term debt due to Parent ..................................       2,099       (20,411)      (57,156)
                                                                                    --------      --------      --------
Net cash provided by (used in) financing activities ............................       2,099       (20,411)      (57,156)

Effect of United States/Canadian exchange rate on cash .........................         234          (447)         (205)
                                                                                    --------      --------      --------
Net increase (decrease) in cash and cash equivalents ...........................       5,230        (2,122)        1,872
Cash and cash equivalents--beginning of year ...................................       4,093         6,215         4,343
                                                                                    --------      --------      --------
Cash and cash equivalents--end of year..........................................    $  9,323      $  4,093      $  6,215
                                                                                    ========      ========      ========
Supplemental disclosures of cash flow information:
   Income taxes paid............................................................    $   (749)     $   (541)     $   (766)



                  The accompanying notes are an integral part
                     of the combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals") completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States ("United States") subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these same United States subsidiaries. These United States subsidiaries consist of Sterling Canada, Inc. and its United States subsidiaries, Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc., and Sterling Fibers, Inc. The financial statements of these companies (except for Sterling Chemicals Energy, Inc., whose securities do not constitute a substantial portion of the collateral) have been combined to present the accompanying financial statements of the Company. Sterling Canada, Inc. (including its United States and Canadian subsidiaries), Sterling Chemicals International, Inc., and Sterling Fibers, Inc. are hereinafter collectively referred to as "Sterling Chemicals United States Subsidiaries" or the "Company".

     The Company manufactures chemicals for use primarily in the pulp and paper industry at four plants in Canada and one plant in Valdosta, Georgia (the "Valdosta Plant"), and manufactures acrylic fibers in a plant near Pensacola, Florida (the "Santa Rosa Plant"). Sodium chlorate is produced at the four plants in Canada and the Valdosta Plant. Sodium chlorite is produced at one of the Canadian locations. The Company licenses, engineers, and overseas construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemical business. These generators convert sodium chlorate into chlorine dioxide at pulp mills. The Company produces regular textiles, specialty textiles, and technical fibers at the Santa Rosa Plant, as well as licensing its acrylic fibers manufacturing technology to producers worldwide (collectively, the "acrylic fibers business" or "AFB").


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of the Company are described below.


PRINCIPLES OF COMBINATION

     The combined financial statements include the accounts of all wholly owned and majority-owned subsidiaries of the combined entities. All significant intercompany accounts and transactions among entities included in the combined financial statements have been eliminated.


CASH EQUIVALENTS

     The Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents.


INVENTORIES

     Inventories are stated at the lower of cost or market; cost is primarily determined on the first-in, first-out basis except for stores and supplies, which are valued at average cost.


PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of the equipment, are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years with the predominant life of the plant and equipment being 15 years. The Company capitalizes interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for the fiscal years 1999, 1998, and 1997 was $0 million, $0 million, and $2.7 million, respectively.


IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment tests of long-lived assets are made when conditions indicate their carrying cost may not be recoverable. Such impairment tests are based on a comparison of undiscounted future cash flows or the market value of similar assets to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value.


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


INCOME TAXES

     The Company is included in the consolidated United States federal income tax return filed by Chemicals' parent, Sterling Chemicals Holdings, Inc. ("Holdings"). The Company's provision (benefit) for United States income taxes has been allocated by Chemicals as if the Company filed their annual tax returns on a separate return basis. The Company's Canadian subsidiaries file separate federal Canadian tax returns as well as returns in the provinces in which they operate. For these Canadian subsidiaries, deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.


REVENUE RECOGNITION

     The Company generates revenues through sales in the open market and long-term supply contracts and recognizes these revenues as the products are shipped. Deferred credits are amortized over the life of the contract which gave rise to them. The Company also generates revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. The Company also receives prepaid royalties, which are typically recognized over a period of ten years. In addition, the Company generates revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized as earned.


FOREIGN CURRENCY TRANSLATION AND FOREIGN EXCHANGE

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


EARNINGS PER SHARE

     All issued and outstanding shares of the entities included in the Company's financial statements are held directly or indirectly by Chemicals, and accordingly, earnings per share information is not presented.

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


DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable, and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) or on the current interest rates available for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.


ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include environmental reserves, litigation contingencies, maintenance costs related to shut downs, and taxes. Actual results could differ from these estimates.


ALLOCATIONS

     The Company is wholly owned by Chemicals, which incurs certain direct and indirect expenses for the benefit and support of the Company. These services include, among others, tax planning, treasury, legal, risk management, and the maintenance of insurance coverage for the Company. Chemicals allocated $3.5 million, $4.1 million, and $2.7 million of such expenses to the Company in fiscal years 1999, 1998, and 1997, respectively, which are included in selling, general, and administrative expenses. Allocations are based on the Company's proportionate share of the respective amount and are determined using various criteria including headcount, payroll, number of vehicles, and revenue. In addition, the Company is dependent on Chemicals for financing.


NEW ACCOUNTING STANDARDS

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying of comprehensive income and its components and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which establishes revisions to employers' disclosure about pension and other post retirement benefit plans. Adoption of these statements in fiscal 1999 had no effect on net income (loss). The only item of accumulated other comprehensive income is the Company's foreign currency translation adjustment.

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


RECLASSIFICATION

      Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income (loss) or stockholder's equity (deficiency in assets).

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

                                                        SEPTEMBER 30,
                                                   ------------------------
                                                     1999           1998
                                                   ---------      ---------
                                                    (Dollars in Thousands)
Inventories:
     Finished products .........................   $  17,513      $  20,198
     Raw materials .............................       2,235          2,784
                                                   ---------      ---------
Inventories at cost ............................      19,748         22,982
                                                   ---------      ---------
     Inventories under exchange agreements .....         170             34
     Stores and supplies .......................       9,289          9,516
                                                   ---------      ---------
                                                   $  29,207      $  32,532
                                                   =========      =========
Property, plant and equipment:
     Land ......................................   $   2,808      $   5,440
     Buildings .................................      34,919         30,822
     Plant and equipment .......................     222,528        215,739
     Construction in progress ..................      13,073         13,342
                                                   ---------      ---------
     Property, plant and equipment at cost .....     273,328        265,343
     Less: accumulated depreciation ............     (76,451)       (58,166)
                                                   ---------      ---------
                                                   $ 196,877      $ 207,177
                                                   =========      =========
Other assets:
     Patents and technology, net ...............   $  20,718      $  27,017
     Other .....................................      19,557         24,618
                                                   ---------      ---------
                                                   $  40,275      $  51,635
                                                   =========      =========
Accrued liabilities:
     Accrued compensation ......................   $   4,988      $     927
     Billings in excess of costs incurred ......       3,135          2,593
     Other .....................................       8,392         12,757
                                                   ---------      ---------
                                                   $  16,515      $  16,277
                                                   =========      =========


4. LONG-TERM DEBT

     In August 1996 in connection with a recapitalization transaction, Chemicals allocated $276.8 million of debt to the Company. In addition, debt of $81 million incurred at the time Chemicals acquired the acrylic fibers business (see
Note 8) was allocated to the Company. Principal payments are allocated to the Company by Chemicals as scheduled principal payments are made on a basis consistent with the original allocation. In addition, the Company makes principal payments, from time to time, out of available cash. Interest expense is allocated based on the terms of Chemicals' debt agreements. At September 30, 1999, interest rates ranged from 11.25% to 12.375%. Debt issue costs relating to long-term debt have been allocated to the Company by Chemicals on a basis consistent with long-term debt and are included in other assets.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Notes due 2006 which were subsequently exchanged for the 12 3/8% Notes. The 123/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of such subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of such subsidiary. However, the 12 3/8% Notes and each subsidiary's guarantee, is subordinated to the extent of the collateral securing Chemicals' new secured revolving credit facilities described below. The 12 3/8% Notes and the subsidiary guarantees are secured by (i) a second priority lien on all of Chemicals' and the subsidiary guarantors' United States production facilities and related assets, (ii) a second priority pledge of all of the capital stock of each subsidiary guarantor, and (iii) a first priority pledge of 65% of the stock of certain of the Chemicals' subsidiaries incorporated outside of the United States. The proceeds of the offering of the 12 3/8% Notes were used to fully repay and terminate Chemicals' three outstanding term loans. Upon consummation of the offering of the 12 3/8% Notes, the debt allocated to the Company by Chemicals increased to $325.4 million.

      In addition, on July 23, 1999, Chemicals established two new secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans (the "New Revolvers") under a single Revolving Credit Agreement (the "New

Credit Agreement"). Under the New Credit Agreement, Chemicals and the Company are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolvers consist of (i) a $70,000,000 revolving credit facility (the "Fixed Assets Revolver") secured by a first priority lien on all United States production facilities and related assets of Chemicals and the Company, all of the capital stock of Chemicals and the Company and a second priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the Company, and (ii) an $85,000,000 revolving credit facility (the "Current Assets Revolver") secured by a first priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the Company.

      Funding under the 12 3/8% Notes and the New Revolvers occurred on July 23, 1999. The proceeds of the 12 3/8% Notes and the initial borrowings under the New Revolvers were used to completely repay all outstanding indebtedness under Chemicals then existing senior credit facility.

      Approximately $54.6 million was drawn by Chemicals under the Fixed Assets Revolver at September 30, 1999, of which no amounts were allocated to the Company. Borrowings under the Fixed Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the New Credit Agreement) plus 3.75% or the "Alternate Base Rate" plus 2.25%. Borrowings under the Current Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.00% or the "Alternate Base Rate" plus 1.50%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2% (as such terms are defined in the New Credit Agreement). The New Credit Agreement also requires Chemicals and the Company to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the Fixed Assets Revolver, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the Current Assets Revolver. Available credit under the Current Assets Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of $42,500,000. In addition, the borrowing base for the Current Assets Revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

      The Fixed Assets Revolver matures in five years, with quarterly commitment reductions totaling 28% of the total commitment in year four and the balance in year five. The Current Assets Revolver matures in five years, with no scheduled commitment reductions prior to that time. However, the commitments for each of the Fixed Assets Revolver and the Current Assets Revolver will be permanently reduced to the extent required under the New Credit Agreement upon prepayments made out of specific sources of funds, including asset sales and certain equity issuances by Holdings.

5. INCOME TAXES

     The Company is included in the consolidated federal United States tax return filed by Holdings. The Company's provision (benefit) for United States income taxes has been allocated as if the Company filed their annual federal United States tax returns on a separate return basis. As of September 30, 1999 and 1998, $14.6 million and $10.5 million, respectively, of deferred income tax assets were included in Due from Affiliates. For the years ended September 30, 1999, 1998, and 1997 the Company recorded $4.0 million, $4.0 million, and $1.8 million, respectively, of United States income tax benefit in the provision (benefit) for income taxes.

     Canadian deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year-end (the liability method).

     A reconciliation of the Canadian income taxes to the Canadian effective tax provision follows:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                      ----------------------------
                                                                        1999      1998      1997
                                                                      --------  --------  --------
                                                                         (Dollars in Thousands)
Provision for federal income tax at the statutory rate ............   $    259  $  1,367  $  5,798
Provincial income taxes at the statutory rate .....................         88       563     2,672
Federal and provincial manufacturing and processing tax credits ...        (50)     (286)     (889)
Other .............................................................         16       156       600
                                                                      --------  --------  --------
Total Canadian tax provision ......................................   $    313  $  1,800  $  8,181
                                                                      ========  ========  ========

The provision for Canadian income taxes is composed of the following:

                                                     YEAR ENDED SEPTEMBER 30,
                                                ---------------------------------
                                                 1999         1998         1997
                                                -------      -------      -------
                                                      (Dollars in Thousands)
Current federal ..............................  $ 2,098      $ 2,852      $ 1,489
Deferred federal .............................   (1,859)      (1,611)       3,717
Current provincial ...........................      619        1,427          798
Deferred provincial ..........................     (545)        (868)       2,177
                                                -------      -------      -------
Total Canadian tax provision .................  $   313      $ 1,800      $ 8,181
                                                =======      =======      =======


The components of the Company's Canadian deferred income tax assets and liabilities are summarized below:

                                                        SEPTEMBER 30,
                                                    ----------------------
                                                      1999          1998
                                                    --------      --------
                                                    (Dollars in Thousands)
Deferred tax assets:
   Accrued liabilities ..........................   $    318      $    299
   Accrued postretirement cost ..................      1,236           966
   Investment tax credits .......................      4,767         6,806
                                                    --------      --------
                                                       6,321         8,071
                                                    --------      --------
Deferred tax liabilities:
   Property, plant, and equipment ...............    (13,593)      (14,459)
   Other ........................................         --          (121)
                                                    --------      --------
                                                     (13,593)      (14,580)
                                                    --------      --------
Net deferred tax liabilities ....................   $ (7,272)     $ (6,509)
                                                    ========      ========


6. EMPLOYEE BENEFITS

     The Company's United States employees participate in various employee benefit plans of Chemicals. Costs, assets, and liabilities associated with United States employees participating in these various plans are allocated to the Company by Chemicals based on the number of employees. In addition, the Company sponsors various employee benefit plans in Canada.


RETIREMENT BENEFIT PLANS

     Chemicals has non-contributory pension plans in the United States which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. Chemicals' funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities. The liability relating to United States employees allocated to the Company by Chemicals for the retirement benefit plans and included in Due from Affiliates was $3.6 million and $2.5 million at September 30, 1999 and 1998, respectively. The total pension expense relating to United States employees allocated to the Company was $1.1 million, $1.1 million, and $0.9 million for the years ended September 30, 1999, 1998, and 1997, respectively.

     The Company has employer and employee contributor plans in Canada which cover all salaried and wage employees. Information for Canadian benefit plans concerning the pension obligation, plan assets, amounts recognized in the Company's financial statements, and underlying actuarial assumptions is stated below.

                                                                              AUGUST 31,
                                                                        ----------------------
                                                                          1999          1998
                                                                        --------      --------
                                                                         (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ...........................  $ 14,577      $ 13,348
   Currency rate conversion ..........................................       556        (1,314)
   Service cost ......................................................       919           748
   Interest cost .....................................................     1,112         1,016
   Actuarial loss (gain) .............................................      (124)        1,008
   Benefits paid .....................................................      (757)         (229)
                                                                        --------      --------
   Benefit obligation at end of year .................................  $ 16,283      $ 14,577
                                                                        ========      ========
Change in plan assets:
   Fair value at beginning of year ...................................  $ 13,062      $ 14,859
   Currency rate conversion ..........................................       498        (1,463)
   Actual return on plan assets ......................................     1,858          (882)
   Employer contributions ............................................       669           698
   Participants' contributions .......................................        --            79
   Benefits paid .....................................................      (757)         (229)
                                                                        --------      --------
   Fair value at end of year .........................................  $ 15,330      $ 13,062
                                                                        ========      ========
Development of net amount recognized:
   Funded status .....................................................  $   (953)     $ (1,515)
   Unrecognized cost:
      Actuarial loss (gain) ..........................................       (22)          962
      Prior service cost .............................................       333           348
                                                                        --------      --------
   Net amount recognized .............................................  $   (642)     $   (205)
                                                                        ========      ========
Amounts recognized in the statement of financial position:
   Prepaid pension cost ..............................................  $    529      $    655
   Accrued pension cost ..............................................    (1,198)       (1,054)
   Intangible asset ..................................................        27           175
   Accumulated other comprehensive income ............................        --            19
                                                                        --------      --------
   Net amount recognized .............................................  $   (642)     $   (205)
                                                                        ========      ========


Net periodic pension costs (income) for the Canadian pension plan consist of the following components:

                                                                                AUGUST 31,
                                                                    -----------------------------------
                                                                     1999          1998          1997
                                                                    -------       -------       -------
                                                                          (Dollars in Thousands)
Components of net pension costs:
   Service cost-benefits earned during the year .................   $   919       $   748       $   830
   Interest on prior year's projected benefit obligation ........     1,112         1,016         1,127
   Expected return on plan assets ...............................      (963)       (1,092)       (1,212)
   Net amortization:
      Actuarial loss (gain) .....................................        68          (130)         (144)
      Prior service cost ........................................        29            15            16
                                                                    -------       -------       -------
   Net pension costs ............................................   $ 1,165       $   557       $   617
                                                                    =======       =======       =======
Weighted-average assumptions:
   Discount Rate ................................................      7.50%         7.00%         8.00%
   Rates of increase in salary compensation level ...............      4.50%         4.00%         5.00%
   Expected long-term rate of return on plan assets .............      7.50%         7.00%         8.00%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Chemicals and the Company provide certain health care benefits and life insurance benefits for retired employees. Substantially all employees become eligible for these benefits at normal retirement age. The cost of these benefits are accrued during the period in which the employee renders the necessary service.

     Health care benefits are provided to employees who retire with ten or more years of service except for Canadian employees covered by collective bargaining agreements. All employees are eligible for postretirement life insurance. Postretirement health care benefits for United States. Plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. The liability relating to United States employees allocated to the Company by Chemicals for the postretirement benefits other than pensions and included in Due from Affiliates was $7.3 million and $7.2 million at September 30, 1999 and 1998, respectively. The total postretirement benefits other than pensions expense for United States employees allocated to the Company was $0.8 million, $0.8 million, and $0.8 million for the years ended September 30, 1999, 1998, and 1997, respectively. In addition, a curtailment gain of $0.8 million was allocated during fiscal 1999 related to the reduction of postretirement life insurance benefits for currently active U.S. employees.

     Information for Canadian benefit plans concerning the plan obligation, the funded status, amounts recognized in the Company's financial statements, and underlying actuarial assumptions is stated below.

                                                                AUGUST 31,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
                                                          (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ............    $ 4,306      $ 3,831
   Service cost .......................................        307          264
   Interest cost ......................................        299          286
   Actuarial loss (gain) ..............................         --          (50)
   Benefits paid ......................................        (26)         (25)
                                                           -------      -------
   Benefit obligation at end of year ..................    $ 4,886      $ 4,306
                                                           =======      =======
   Development of net amount recognized:
   Funded status ......................................    $(4,886)     $(4,306)
Unrecognized cost:
      Actuarial loss (gain) ...........................        637          669
      Prior service cost ..............................         --           --
                                                           -------      -------
   Net amount recognized ..............................    $(4,249)     $(3,637)
                                                           =======      =======

Net periodic plan costs (income) for the Canadian postretirement benefit consist of the following components:

                                                       AUGUST 31,
                                               --------------------------
                                                1999      1998      1997
                                               ------    ------    ------
                                                 (Dollars in Thousands)
Components of net plan costs:
   Service cost ............................   $  307      $264    $  208
   Interest cost ...........................      299       286       202
   Net amortization
      Actuarial loss (gain) ................       32        --        --
                                               ------    ------    ------
   Net plan costs (income) .................   $  638    $  550    $  410
                                               ======    ======    ======
Weighted-average assumptions:
   Discount Rate ...........................     6.75%      7.5%      7.5%


     The weighted average annual assumed health care trend rate is assumed to be 7.5% for 1999. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care trend rates would have the following effects:

                                                                            1% INCREASE     1% DECREASE
                                                                            -----------     -----------
                                                                               (Dollars in Thousands)
Effect on total of service and interest cost components...............      $        33     $       (29)
Effect on post-retirement benefit obligation........................                230            (200)

SAVINGS AND INVESTMENT PLAN

      Chemicals' Amended and Restated Savings and Investment Plan (the "Savings Plan") covers substantially all United States employees of the Company, including executive officers. The Savings Plan is qualified under Section 401(k) of the Internal Revenue Code (the "Code"). Each participant has the option to defer taxation of a portion of his or her earnings by directing the Company to contribute a percentage of such earnings to the Savings Plan. A participant may direct up to a maximum of 15% of eligible earnings to the Savings Plan, subject to certain limitations set forth in the Code for "highly compensated" participants. A participant's contributions become distributable upon the termination of his or her employment. The Company does not make any contributions to the Savings Plan.


PROFIT SHARING AND BONUS PLANS

     In January 1997, the Board of Directors of Holdings, upon recommendation of its Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees, and a Bonus Plan that will provide for bonuses to exempt salaried employees based on the annual financial performance of Holdings.

     No expenses for profit sharing or bonuses were incurred by Chemicals or allocated to the Company in fiscal 1999, 1998, or 1997.


PHANTOM STOCK PLAN

     The Company introduced a phantom stock plan to all eligible full-time Canadian employees. The effective date of the plan was August 21, 1996. At the end of each plan year, the plan administrator establishes a "determined percentage" for the preceding plan year. This percentage is then multiplied be each participant's compensation for the plan year to determine the award amount. The award amount is then divided be the fair market value of one share of the common stock of 'Holdings, as of December 31 of that plan year, to determine the number of rights to be credited to participants. Upon termination of employment, the benefit amount becomes payable to the participant. The benefit amount will be the number of vested rights in the participant's account, multiplied by the fair market value of one share of common stock of Holdings as of the most recent valuation date.

     The Company has recorded expense of $248,000, $238,000, and $346,000 related to the phantom stock plan for the years ended September 30, 1999, 1998, or 1997.


7. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company has entered into various long-term non-cancelable operating leases. Future minimum lease commitments at September 30, 1999, are as follows: fiscal 2000 -- $4.5 million; fiscal 2001 -- $4.2 million; fiscal 2002 -- $4.1 million; fiscal 2003 -- $3.9 million; fiscal 2004 -- $3.7 million; and $7.6 million thereafter.


ENVIRONMENTAL AND SAFETY MATTERS

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws and regulations. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental laws or permit requirements are implemented. Changing and increasingly strict environmental laws, regulations, and permit requirements can affect the manufacturing, handling, processing, distribution, and use of the Company's products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in the law, regulations, and permit requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

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

     Any significant ban on all chlorine containing compounds could have a materially adverse effect on the Company's financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is one of the Company's pulp chemicals products. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, the Company would seek to sell the products it manufactures at its British Columbia facility to customers in other markets. The Company is not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.


LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.


PLEDGE OF COMMON STOCK

      In order to secure the repayment of indebtedness under the Fixed Assets Revolver, a first priority pledge of 100% of the common stock of each of the United States entities included in these financial statements was granted by the holders of such stock.

      In order to secure the repayment of the 123/8% Notes, a second priority pledge of 100% of the common stock of each of the United States entities included in these financial statements was granted by the holders of such stock. In addition, a first priority pledge of 65% of the common stock of each of the Company's non-United States entities was given by the holders of such stock.


8. BUSINESS ACQUISITION

      On January 31, 1997, the Company acquired the AFB from Cytec Industries Inc. ("Cytec"). The AFB, or Sterling Fibers, recorded sales of approximately $92 million during the eight months of operations in fiscal 1997 and consists of an acrylic fibers plant located near Pensacola, Florida, and several associated marketing and research offices. Sterling Fibers is one of two acrylic fibers manufacturers in the United States. Cytec supplies acrylonitrile to Sterling Fibers through a five-year supply agreement ending in 2002. The acquisition was financed through the issuance of $81 million of debt by Chemicals, the issuance of $10 million (liquidation value) of Series A "pay in kind" mandatory redeemable preferred stock of Holdings ("Series A Preferred") to Cytec, and the sale of $10 million of Holdings' common stock in a private placement. At the acquisition date, the debt and amounts related to the Series A Preferred Stock were allocated to the Company as long-term debt due to Holdings and amounts related to Holdings' common stock were recorded as contributed capital. The Company used the purchase method to account for the acquisition, and operating results of Sterling Fibers beginning February 1, 1997, are included with those of the Company.

     The following table presents the unaudited pro forma results of operations of the Company as if the AFB acquisition had occurred on October 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the AFB Acquisition been made at the beginning of the fiscal year 1996 or of results which may occur in the future (in thousands).

                                             PRO FORMA
                                           TWELVE MONTHS
                                               ENDED
                                           SEPTEMBER 30,
                                                1997
                                          -----------------
            Revenues..................... $         306,756
            Net income................... $           5,408


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

     The Company enters into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The Company does not engage in currency speculation. The Company had a notional amount of approximately $6 million and $54 million of forward foreign exchange contracts outstanding to buy Canadian dollars at September 30, 1999 and 1998, respectively. The deferred loss on these forward foreign exchange contracts at September 30, 1999 and 1998 was $0.3 million and $4.7 million, respectively. The last of the Company's existing forward exchange contracts expired in March of 2000, and it does not intend to enter into any additional forward exchange contracts.

CONCENTRATION OF RISK

     The Company sells its products primarily to companies involved in the acrylic fiber and pulp and paper manufacturing industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. However, letters of credit are required by the Company on many of its export sales. Historically, the Company's credit losses have been minimal.

     The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.

     Approximately 36% of the Company's employees are covered by union agreements. Approximately 8% of the Company's employees are covered by union agreements which could expire within one year.

INVESTMENTS

     It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations such as certificates of deposit, repurchase agreements, or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1, and direct obligations of the United States Government or its agencies. In addition, not more than $5 million will be invested by the Company with any single bank, financial institution, or United States corporation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, receivables, payables, and certain accrued expenses approximate fair value due to the short maturities. Based on the Company's allocated portion of Chemicals' debt at September 30, 1999, the carrying value is $325.4 million, and the fair value is $246.9 million.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder of
Sterling Canada, Inc.
Sterling Fibers, Inc.
Sterling Chemicals International, Inc.

We have audited the accompanying combined balance sheets of Sterling Chemicals U.S. Subsidiaries (as defined in Note 1--the "Company") as of September 30, 1999 and 1998, and the related combined statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Houston, Texas
December 9, 1999

                          STERLING PULP CHEMICALS, LTD.

                            STATEMENTS OF OPERATIONS
                           (U.S. DOLLARS IN THOUSANDS)

                                                            YEAR ENDED SEPTEMBER 30,
                                                      ----------------------------------
                                                        1999         1998         1997
                                                      --------     --------     --------
Revenues ........................................     $109,510     $112,750     $130,114
Cost of goods sold ..............................       90,656       86,403       91,752
                                                      --------     --------     --------
Gross profit ....................................       18,854       26,347       38,362

Selling, general and administrative expenses ....       12,740       16,650       14,468
Interest and debt related expenses ..............        5,548        4,997        4,122
                                                      --------     --------     --------
Net income before income taxes ..................          566        4,700       19,772

Provision for income taxes (Note 5) .............          313        1,800        8,181
                                                      --------     --------     --------
Net income ......................................     $    253     $  2,900     $ 11,591
                                                      ========     ========     ========



   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                                 BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                                                         1999           1998
                                                                                    -------------  -------------
ASSETS
Current
     Cash and cash equivalents ................................................     $       8,481  $       3,426
     Accounts receivable (net of allowance for doubtful accounts of $205;
        1998--$153) ...........................................................            16,840         14,015
     Due from related parties (Note 8) ........................................             1,369            954
     Other receivables ........................................................             2,254          1,744
     Inventories (Note 2) .....................................................             5,146          6,660
     Prepaid expenses .........................................................               633            592
                                                                                    -------------  -------------
                                                                                           34,723         27,391
Property, plant and equipment, net (Note 3) ...................................            75,531         80,038
Other assets ..................................................................               440          4,878
                                                                                    -------------  -------------
     Total assets .............................................................     $     110,694  $     112,307
                                                                                    =============  =============



LIABILITIES AND STOCKHOLDER'S EQUITY
Current
     Accounts payable .........................................................     $       8,978  $      13,400
     Accrued generator construction costs .....................................             2,967          1,175
     Other accrued liabilities ................................................             7,093          5,213
     Due to related parties (Note 8) ..........................................             1,241          7,400
     Current portion of long-term debt ........................................                --          4,527
                                                                                    -------------  -------------
                                                                                           20,279         31,715
Note payable (Note 4) .........................................................            56,667         54,095
Deferred income taxes (Note 5) ................................................             7,272          6,509
Deferred credits and other liabilities ........................................             3,972          3,681
Commitments and contingencies (Note 7) ........................................                --             --
Stockholder's equity:
     Common stock .............................................................                 1              1
     Additional paid-in capital ...............................................            16,871             --
     Retained earnings ........................................................            14,470         25,296
     Accumulated other comprehensive income ...................................            (8,838)        (8,990)
                                                                                    -------------  -------------
        Total stockholder's equity ............................................            22,504         16,307
                                                                                    -------------  -------------
          Total liabilities and stockholder's equity ..........................     $     110,694  $     112,307
                                                                                    =============  =============



   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                    ACCUMULATED
                                         COMMON STOCK        ADDITIONAL               OTHER
                                     ---------------------    PAID-IN     RETAINED COMPREHENSIVE
                                       SHARES      AMOUNT     CAPITAL     EARNINGS    INCOME        TOTAL
                                     ---------------------   -----------  -------- -------------   --------
Balance, September 30, 1996 ....            1     $      1   $    36,968  $ 21,471 $      (5,277)  $ 53,163
Net capital distributions ......           --           --       (29,630)       --            --    (29,630)

Comprehensive income:
   Net income ..................           --           --            --    11,591            --
   Translation adjustment ......           --           --            --        --          (715)
      Comprehensive income .....           --           --            --        --            --     10,876
                                     --------     --------   -----------  -------- -------------   --------
Balance, September 30, 1997 ....            1            1         7,338    33,062        (5,992)    34,409
Net capital distributions ......           --           --        (7,338)       --            --     (7,338)
Dividends ......................           --           --            --   (10,666)           --    (10,666)
Comprehensive income:
   Net income ..................           --           --            --     2,900            --
   Translation adjustment ......           --           --            --        --        (2,998)
      Comprehensive loss .......           --           --            --        --            --        (98)
                                     --------     --------   -----------  -------- -------------   --------
Balance, September 30, 1998 ....            1            1            --    25,296        (8,990)    16,307
Net capital contributions ......           --           --        16,871        --            --     16,871
Dividends ......................           --           --            --   (11,079)           --    (11,079)
Comprehensive income:
   Net income ..................           --           --            --       253            --
   Translation adjustment ......           --           --            --        --           152
      Comprehensive income .....           --           --            --        --            --        405
                                     --------     --------   -----------  -------- -------------   --------
Balance, September 30, 1999 ....            1     $      1   $    16,871  $ 14,470 $      (8,838)  $ 22,504
                                     ========     ========   ===========  ======== =============   ========



   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                            STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                          ------------------------------------
                                                                            1999          1998          1997
                                                                          --------      --------      --------
Cash flows from operating activities:
     Net income .....................................................     $    253      $  2,900      $ 11,591
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .............................        7,757         7,700         8,359
          Loss on disposal/write off of assets ......................           50            70            --
          Deferred tax expense/(benefit) ............................         (539)       (2,479)        5,894
          Other .....................................................          (31)          505          (170)
     Changes in assets/liabilities:
          Accounts receivable .......................................       (2,156)        6,036         3,803
          Due from related parties ..................................         (377)        2,216         1,482
          Other receivables .........................................         (436)        4,136         1,504
          Inventories ...............................................        1,791        (1,113)          434
          Prepaid expenses ..........................................          (21)          117            (1)
          Other assets--net .........................................        4,530           846         1,339
          Accounts payable ..........................................         (607)        5,496        (1,336)
          Accrued generator construction costs ......................        2,450        (4,414)        1,298
          Other accrued liabilities .................................       (2,467)       (1,252)          869
          Due to related parties ....................................       (6,505)        3,702         2,133
          Other liabilities .........................................          299        (4,240)         (814)
                                                                          --------      --------      --------
Net cash provided by operating activities ...........................        3,991        20,226        36,385
                                                                          --------      --------      --------
Cash flows from investing activities:
     Proceeds on disposal of fixed assets ...........................        3,578            --            --
     Capital expenditures ...........................................       (3,465)       (4,381)       (3,336)
                                                                          --------      --------      --------
Net cash provided by (used in) investing activities .................          113        (4,381)       (3,336)
                                                                          --------      --------      --------
Cash flows from financing activities:
     Repayment of long term debt ....................................       (4,527)           --            --
     Contribution from parent .......................................       16,871            --            --
     Distribution to parent .........................................           --        (7,338)      (29,630)
     Dividends ......................................................      (11,079)      (10,666)           --
                                                                          --------      --------      --------
Net cash provided by (used in) financing activities .................        1,265       (18,004)      (29,630)
Effect of exchange rate on cash .....................................         (314)          405        (1,469)
                                                                          --------      --------      --------
Net increase (decrease) in cash and cash equivalents ................        5,055        (1,754)        1,950
Cash and cash equivalents, beginning of year ........................        3,426         5,180         3,230
                                                                          --------      --------      --------
Cash and cash equivalents, end of year ..............................     $  8,481      $  3,426      $  5,180
                                                                          ========      ========      ========
Supplemental disclosures of cash flow information:
     Interest paid, net of interest income received .................     $(11,608)     $    (92)     $ (1,076)
     Income taxes paid ..............................................         (749)         (541)         (766)


   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                        NOTES TO THE FINANCIAL STATEMENTS

                                 (U.S. DOLLARS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

     Sterling Pulp Chemicals, Ltd. (the "Company") is a Canadian company which operates four pulp chemical facilities in Canada. These plants primarily produce sodium chlorate, a chemical used primarily to make chlorine dioxide, which in turn is used by pulp mills in the pulp bleaching process. The Company sells sodium chlorate to customers in Canada and the United States. The Company also oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry. The Company is a wholly owned subsidiary of Sterling Canada, Inc. ("Parent"), which is a wholly-owned subsidiary of Sterling Chemicals, Inc. ("Chemicals").

     The financial statements of the Company are presented in accordance with generally accepted accounting principles in the United States of America ("U.S.") and have been translated from Canadian dollars, the Company's functional currency to U.S. dollars, the reporting currency of the Parent, following the guidelines established by SFAS No. 52 "Foreign Currency Translation".


CASH EQUIVALENTS

     The Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents.


INVENTORIES

     Inventories are stated at the lower of cost and market; cost is primarily determined on the first-in, first-out basis except for stores and supplies, which are valued at average cost.

     The Company enters into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by the Company are included in inventory.


IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment tests of long-lived assets are made when conditions indicate their carrying costs may not be recoverable. Such impairment tests are based on a comparison of undiscounted future cash flows or the market value of similar assets to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value.


PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of the equipment are capitalized, while repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying costs less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years with the predominant life of the plant and equipment being 15 years.


INCOME TAXES

     The Company files a federal Canadian tax return as well as returns in the provinces in which it operates.

     Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end (the liability method).


REVENUE RECOGNITION

     The Company generates revenues through sales in the open market pursuant to short-term and long-term contracts with its customers. The Company recognizes revenue from sales as the products are shipped. Revenues associated with the constructing of chlorine dioxide generators are recognized using the percentage of completion method based on cost incurred compared to total estimated cost.


FOREIGN CURRENCY TRANSLATION AND FOREIGN EXCHANGE

     The Company's functional currency is the Canadian dollar. The Parent's reporting currency is the U.S. dollar. For financial reporting purposes, assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at year-end rates of exchange and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reported as a separate component of stockholder's equity while transaction gains and losses are included in operations.


ENVIRONMENTAL COSTS

     Environmental costs are expensed unless the expenditures extend the economic useful life of the assets. Costs that extend the economic life of the assets are capitalized and depreciated over the remaining life of such assets. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.


DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable, and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgement is required in developing these estimates and, accordingly, no assurances can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.


ACCOUNTING ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.


EARNINGS PER SHARE

     All issued and outstanding shares of the Company are held by the Parent. Accordingly, earnings per share information is not presented.


NEW ACCOUNTING STANDARDS

     Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying of comprehensive income and its components and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which establishes revisions to employers' disclosure about pension and other post retirement benefit plans. Adoption of these statements in fiscal 1999 had no effect on net income (loss). The only item of accumulated other comprehensive income is the Company's foreign currency translation adjustment.

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


2. INVENTORIES

                                                         SEPTEMBER 30,
                                                    ------------------------
                                                        1999         1998
                                                    ------------  ----------
                                                    (Dollars in Thousands)
     Inventories:
          Finished products........................ $      1,872  $    3,455
          Raw materials............................          209         253
                                                    ------------  ----------
     Inventories at cost...........................        2,081       3,708
     Inventories under exchange agreements.........           77          78
     Stores and supplies...........................        2,988       2,874
                                                    ------------  ----------
                                                    $      5,146  $    6,660
                                                    ============  ==========


3. PROPERTY, PLANT, AND EQUIPMENT

                                                          SEPTEMBER 30,
                                                    -------------------------
                                                       1999          1998
                                                    ------------ ------------
                                                      (Dollars in Thousands)
     Property, plant, and equipment:
          Land..................................... $      1,448  $     4,079
          Buildings................................       13,808       11,864
          Plant and equipment......................      110,711      106,408
                                                    ------------  -----------
          Property, plant, and equipment at cost...      125,967      122,351
          Less accumulated depreciation............      (50,436)     (42,313)
                                                    ------------  -----------
                                                    $     75,531  $    80,038
                                                    ============  ===========


4. NOTE PAYABLE

     On August 20, 1992, the Company entered into an agreement for a $109.1 million demand note facility with Sterling NRO, Ltd. ("Sterling NRO"). Sterling NRO is also owned by the Parent and is therefore related by virtue of common control. The note has no scheduled terms of repayment and interest is calculated and payable monthly in arrears at 1.5% above the Bank of Nova Scotia prime rate. Interest expensed for the years ended September 30, 1999, 1998, and 1997 were $5.5 million, $4.9 million and $4.2 million, respectively. Principal repayments for the years ended September 30, 1999 and 1998 were $4.5 million and nil, respectively.

5. INCOME TAXES

     A reconciliation of federal statutory income taxes to the Company's effective tax provision follows:

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                          ------------------------------------
                                                                             1999        1998         1997
                                                                          ----------- -----------  -----------
                                                                                (Dollars in Thousands)
     Provision for federal income tax at the statutory rate..............         259 $     1,367  $     5,798
     Provincial income taxes at the statutory rate.......................          88         563        2,672
     Federal and provincial manufacturing and processing tax credits.....         (50)       (286)        (889)
     Other...............................................................          16         156          600
                                                                          ----------- -----------  -----------
                                                                          $       313 $     1,800  $     8,181
                                                                          =========== ===========  ===========

     The provision for income taxes is composed of the following:

                                        YEAR ENDED SEPTEMBER 30,
                                    ---------------------------------
                                     1999         1998         1997
                                    -------      -------      -------
                                          (Dollars in Thousands)
Current federal ..................  $ 2,098      $ 2,852      $ 1,489
Deferred federal .................   (1,859)      (1,611)       3,717
Current provincial ...............      619        1,427          798
Deferred provincial ..............     (545)        (868)       2,177
                                    -------      -------      -------
     Total tax provision .........  $   313      $ 1,800      $ 8,181
                                    =======      =======      =======

     The components of the Company's deferred income tax assets and liabilities are summarized below:

                                                SEPTEMBER 30,
                                           ----------------------
                                             1999          1998
                                           --------      --------
                                           (Dollars in Thousands)
Deferred tax assets
     Accrued liabilities ...............   $    318      $    299
     Accrued postretirement cost .......      1,236           966
     Investment tax credits ............      4,767         6,806
                                           --------      --------
                                           $  6,321      $  8,071
                                           --------      --------
Deferred tax liabilities
     Property, plant and equipment .....    (13,593)      (14,459)
     Other .............................         --          (121)
                                           --------      --------
                                            (13,593)      (14,580)
                                           --------      --------
Net deferred tax liabilities ...........   $ (7,272)     $ (6,509)
                                           ========      ========


6. EMPLOYEE BENEFITS

     The Company has established the following benefit plans:


RETIREMENT BENEFIT PLANS

The Company has employer and employee contributory plans which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and/or employee's pay near retirement. The Company's funding policy is consistent with the funding requirements of Canadian federal and provincial laws and regulations. Plan assets consist principally of common stocks and government and corporate securities.

Information concerning the pension obligation, plan assets, amounts recognized in the Company's financial statements, and underlying actuarial assumptions is stated below.


                                                                              AUGUST 31,
                                                                        ----------------------
                                                                          1999          1998
                                                                        --------      --------
                                                                         (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year .........................    $ 14,577      $ 13,348
   Currency rate conversion ........................................         556        (1,314)
   Service cost ....................................................         919           748
   Interest cost ...................................................       1,112         1,016
   Actuarial loss (gain) ...........................................        (124)        1,008
   Benefits paid ...................................................        (757)         (229)
                                                                        --------      --------
   Benefit obligation at end of year ...............................    $ 16,283      $ 14,577
                                                                        ========      ========
Change in plan assets:
   Fair value at beginning of year .................................    $ 13,062      $ 14,859
   Currency rate conversion ........................................         498        (1,463)
   Actual return on plan assets ....................................       1,858          (882)
   Employer contributions ..........................................         669           698
   Participants' contributions .....................................          --            79
   Benefits paid ...................................................        (757)         (229)
                                                                        --------      --------
   Fair value at end of year .......................................    $ 15,330      $ 13,062
                                                                        ========      ========
Development of net amount recognized:
   Funded status ...................................................    $   (953)     $ (1,515)
   Unrecognized cost:
      Actuarial loss (gain) ........................................         (22)          962
      Prior service cost ...........................................         333           348
                                                                        --------      --------
   Net amount recognized ...........................................    $   (642)     $   (205)
                                                                        ========      ========
Amounts recognized in the statement of financial position:
   Prepaid pension cost ............................................    $    529      $    655
   Accrued pension cost ............................................      (1,198)       (1,054)
   Intangible asset ................................................          27           175
   Accumulated other comprehensive income ..........................          --            19
                                                                        --------      --------
   Net amount recognized ...........................................    $   (642)     $   (205)
                                                                        ========      ========


Net periodic pension costs (income) consist of the following components:

                                                                             AUGUST 31,
                                                                 -----------------------------------
                                                                  1999          1998          1997
                                                                 -------       -------       -------
                                                                         (Dollars in Thousands)
Components of net pension costs:
   Service cost-benefits earned during the year ..............   $   919       $   748       $   830
   Interest on prior year's projected benefit obligation .....     1,112         1,016         1,127
   Expected return on plan assets ............................      (963)       (1,092)       (1,212)
   Net amortization:
      Actuarial loss (gain) ..................................        68          (130)         (144)
      Prior service cost .....................................        29            15            16
                                                                 -------       -------       -------
   Net pension costs .........................................   $ 1,165       $   557       $   617
                                                                 =======       =======       =======
Weighted-average assumptions:
   Discount Rate .............................................      7.50%         7.00%         8.00%
   Rates of increase in salary compensation level ............      4.50%         4.00%         5.00%
   Expected long-term rate of return on plan assets ..........      7.50%         7.00%         8.00%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits at normal retirement age.

     Retiree insurance plans provide health and life insurance benefits to employees who retire from the Company with ten or more years of service. All of the Company's employees are eligible for postretirement life insurance and, except for collectively bargained employees, are eligible for postretirement medical insurance. Postretirement medical insurance is a non-contributory plan. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining.

     Information concerning the plan obligation, the funded status, amounts recognized in the Company's financial statements, and underlying actuarial assumptions is stated below.

                                                     AUGUST 31,
                                                 --------------------
                                                  1999         1998
                                                 -------      -------
                                                (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ...   $ 4,306      $ 3,831
   Service cost ..............................       307          264
   Interest cost .............................       299          286
   Actuarial loss (gain) .....................        --          (50)
   Benefits paid .............................       (26)         (25)
                                                 -------      -------
   Benefit obligation at end of year .........   $ 4,886      $ 4,306
                                                 =======      =======
Development of net amount recognized:
   Funded status .............................   $(4,886)     $(4,306)
   Unrecognized cost:
      Actuarial loss .........................       637          669
                                                 -------      -------
   Net amount recognized .....................   $(4,249)     $(3,637)
                                                 =======      =======


Net periodic plan costs (income) consist of the following components:

                                                         AUGUST 31,
                                        ---------------------------------------------
                                           1999             1998            1997
                                        ------------    -------------    ------------
                                                   (Dollars in Thousands)
Components of net plan costs:
   Service cost.....................    $        307    $         264    $        208
   Interest cost....................             299              286             202
   Net amortization:
      Actuarial loss................              32               --              --
                                        ------------    -------------    ------------
   Net plan costs...................    $        638    $         550    $        410
                                        ============    =============    ============
Weighted-average assumptions:
   Discount Rate....................            6.75%           7.50%            7.50%


     The weighted average annual assumed health care trend rate is assumed to be 7.5% for 1999. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

                                                                            1% INCREASE     1% DECREASE
                                                                            -----------     -----------
                                                                               (Dollars in Thousands)
Effect on total of service and interest cost components...............      $        33     $       (29)
Effect on post-retirement benefit obligation........................                230            (200)

PROFIT SHARING PLANS

     The Company established profit sharing plans for the benefit of salaried and hourly employees meeting certain eligibility requirements. The Company distributes a specified percentage of its earnings before interest, taxes, depreciation, and amortization above a specified level to eligible employees on a yearly basis. The amount of each eligible employee's quarterly distribution is related to a specified percentage of each such employee's base salary or wages, with the percentage determined by the employee's position in the Company. The profit sharing for each of the fiscal years ended September 30, 1999, 1998, and 1997 was nil.

PHANTOM STOCK PLAN

     The Company introduced a phantom stock plan to all eligible full-time Canadian employees effective August 21, 1996. At the end of each plan year, the plan administrator establishes a "determined percentage" for the preceding plan year. This percentage is then multiplied by each participant's compensation for the plan year to determine the award amount. The award amount is then divided by the fair market value of one share of the common stock of Sterling Chemicals Holdings, Inc. ("Holdings"), as of December 31 of that plan year, to determine the number of rights to be credited to participants. Upon termination of employment, the benefit amount becomes payable to the participant. The benefit amount will be the number of vested rights in the participant's account, multiplied by the fair market value of one share of common stock of Holdings as of the most recent valuation date.

     The Company has recorded expense of $0.2 million, $0.2 million, and $0.3 million related to the phantom stock plan for the years ended September 30, 1999, 1998, and 1997, respectively.


7. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company has entered into various long-term noncancellable rail car and other operating leases. Future minimum lease commitments are as follows: fiscal 2000--$4.4 million, fiscal 2001--$4.1 million, fiscal 2002--$4.1 million, fiscal 2003--$3.9 million, fiscal 2004--$3.7 million, and thereafter--$7.6 million.


ENVIRONMENTAL AND SAFETY MATTERS

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws and regulations. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental laws or permit requirements are implemented. Changing and increasingly strict environmental laws, regulations, and permit requirements can affect the manufacturing, handling, processing, distribution, and use of the Company's products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in the law, regulations, and permit requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

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

     Any significant ban on all chlorine containing compounds could have a materially adverse effect on the Company's financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is the Company's primary pulp chemicals product. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, the Company would seek to sell the products it manufactures at its British Columbia facility to customers in other markets. The Company is not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.

LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.


PLEDGE OF COMMON STOCK

     In order to secure the repayment of a 1999 issuance of $295,000,000 of 12 3/8% Senior Secured Notes due 2006 by Chemicals, Parent granted the note holders a first priority pledge of 65% of the Company's common stock.


8. RELATED PARTY TRANSACTIONS

     In the normal course of operations of the Company, the following represents significant transactions with related parties for the fiscal years ended September 30, 1999, 1998, and 1997:

                                                   YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------
                                                  1999       1998       1997
                                                 ------     ------     ------
                                                   (Dollars in Thousands)
Chemicals:
     Management fees .........................   $  869     $  795     $  848
Parent:
     Services, marketing and R&D revenue .....   $  921     $  833     $  617
Commonly controlled companies:
     Sale of goods ...........................   $9,295     $4,867     $  347
     Purchase of goods .......................    6,401      4,580         --
     Supply agreement revenue ................       --         --        585
     Administration fee revenue ..............      335        323        361
     Interest expense ........................    5,630      4,860      4,199

     The amounts due from and to related parties for the years ended September 30, 1999 and 1998 are as follows:

                                                       SEPTEMBER 30,
                                                   ---------------------
                                                      1999        1998
                                                   ----------   --------
                                                   (Dollars in Thousands)
     Due from related parties:
          Parent...............................    $       12   $    305
          Commonly controlled companies........         1,357        649
                                                   ----------   --------
                                                   $    1,369   $    954
                                                   ==========   ========
     Due to related parties:
          Parent ..............................    $      132   $    128
          Commonly controlled companies........         1,109      7,272
                                                   ----------   --------
                                                   $    1,241   $  7,400
                                                   ==========   ========


9. EXPORT SALES

     The Company is engaged in the sale of products for export into the United States. These were primarily sodium chlorate sales and represented 47%, 46%, and 41% of revenues for fiscal 1999, 1998, and 1997, respectively.

10. FINANCIAL INSTRUMENTS

FORWARD EXCHANGE CONTRACTS

     The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. The Company does not engage in currency speculation. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. As of September 30, 1999 and 1998, the Company had a notional amount of approximately $6.0 million and $54.0 million, respectively, of forward foreign exchange contracts outstanding to buy Canadian dollars. The Company makes net settlements of Canadian dollars for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The deferred loss on these forward foreign exchange contracts at September 30, 1999 and 1998 were $0.3 million and $4.7 million, respectively. The last of the Company's existing forward exchange contracts expires in March of 2000, and it does not intend to enter into any additional forward exchange contracts.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value approximated the carrying value of financial instruments included in current assets and current liabilities on the balance sheet at September 30, 1999 due to the short maturities. The fair value of the notes payable on the balance sheet at September 30, 1999 approximated their carrying value, as the interest rate fluctuates with changes in market rates.


CONCENTRATIONS OF CREDIT RISK

     The Company sells its products primarily to companies involved in the pulp and paper industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable.

     The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. Management periodically assesses the financial condition of the institutions and believes that any possible credit loss is minimal.

     Approximately 50% of the Company's employees are covered by union agreements.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sterling Pulp Chemicals, Ltd.

We have audited the accompanying balance sheets of Sterling Pulp Chemicals, Ltd. (an indirect wholly-owned subsidiary of Sterling Chemicals, Inc.) as at September 30, 1999 and 1998 and the related statements of operations, changes in stockholder's equity and cash flows for each of the years ended September 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial positions of Sterling Pulp Chemicals, Ltd. as at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended September 30, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Chartered Accountants

Mississauga, Canada
December 9, 1999

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

     Deloitte & Touche LLP performed an independent audit of the Company's financial statements for fiscal years 1999, 1998, and 1997, for the purpose of determining that the statements are presented fairly and in accordance with generally accepted accounting principles. The independent auditors are appointed by the Board of Directors and meet regularly with the Audit and Compliance Committee of the Board of Directors, which is comprised solely of outside directors. The Audit and Compliance Committee meets periodically with the Company's senior officers and independent accountants to review the adequacy and reliability of the Company's accounting, financial reporting, and internal controls.




Peter W. De Leeuw
President and Chief Executive Officer



Paul G. Vanderhoven
Controller - Principal Accounting Officer


December 16, 1999

                        STERLING CHEMICALS HOLDINGS, INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FISCAL        FIRST        SECOND        THIRD        FOURTH
                                                    YEAR        QUARTER      QUARTER       QUARTER      QUARTER
                                                   ------     -----------  -----------   -----------  -----------
Revenues                                            1999      $   171,929  $   152,472   $   181,729  $   214,622
                                                    1998          230,236      204,504       205,414      182,436

Gross Profit                                        1999           16,717        4,312        12,198        4,931
                                                    1998           19,299       11,359        22,528       24,081

Loss before extraordinary item(1)                   1999          (13,100)     (24,820)      (16,415)     (51,482)
                                                    1998          (10,145)     (16,288)      (13,118)      (6,568)

Net loss (1)                                        1999          (13,100)     (24,820)      (16,415)     (55,694)
                                                    1998          (10,145)     (16,288)      (13,118)      (6,568)

Per Share Data:
Loss before extraordinary item                      1999      $     (1.11)  $    (1.96)   $    (1.37)  $    (4.15)
                                                    1998            (0.91)       (1.37)        (1.13)       (0.60)

Net loss attributable to common stockholders        1999            (1.11)       (1.96)        (1.37)       (4.49)
                                                    1998            (0.91)       (1.37)        (1.13)       (0.60)



(1) During the first and third quarters of fiscal 1999, the Company recorded $2.3 million and $1.7 million, respectively, of expense related to workforce reductions in the petrochemicals and pulp chemicals businesses. In addition, during the second quarter of fiscal 1999, the Company recorded a one-time non-cash pretax charge of $6.8 million related to early retirement programs and benefit changes. During the fourth quarter of fiscal 1999, the Company recorded a $4.2 million after-tax ($6.5 million pre-tax) extraordinary item related to unamortized debt issue costs as a result of the prepayment of certain term loans. The Company also recorded non-cash expense related to the impairment of its methanol production assets of $26.4 million in the fourth quarter of fiscal 1999. During the second and third quarters of fiscal 1998, the Company recorded $3.0 million and $3.0 million, respectively, of expense related to voluntary severance programs offered by the Company at the Company's Texas City plant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Proxy Statement for Holdings' 2000 Annual Meeting of Stockholders under the headings "Election of Directors" and "Executive Officers of the Company" are incorporated herein by reference in response to this item.


ITEM 11. EXECUTIVE COMPENSATION

     The Proxy Statement for Holdings' 2000 Annual Meeting of Stockholders under the heading "Executive Compensation and Other Information" is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement for Holdings' 2000 Annual Meeting of Stockholders under the heading "Amount and Nature of Shares Beneficially Owned" is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement for Holdings' 2000 Annual Meeting of Stockholders under the headings "Election of Directors" and "Certain Transactions" are incorporated herein by reference in response to this item.

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          1. Consolidated Financial Statements

     See "Item 8. Financial Statements and Supplementary Data - Index to Financial Statements."

          2. All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

          3. Exhibits

     The following exhibits are filed as part of this Form 10-K:

    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    -------                             ----------------------
      2.1    -     Amended and Restated Agreement and Plan of Merger between
                   STX Acquisition Corp. and Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the
                   Company's Current Report on Form 8-K dated April 24, 1996, as amended by Form 8-K/A.
      3.1    -     Restated Certificate of Incorporation of Sterling Chemicals
                   Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
      3.2    -     Certificate of Incorporation of Sterling Chemicals, Inc.,
                   as amended, incorporated by reference from Exhibit 3.2 to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended September 30, 1996.
      3.3    -     Restated Bylaws of Sterling Chemicals Holdings, Inc.,
                   incorporated by reference from Exhibit 3.3 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   September 30, 1996.
      3.4    -     Restated Bylaws of Sterling Chemicals, Inc., incorporated
                   by reference from Exhibit 3.2 to the Registration Statement on Form S-4 of Sterling Chemicals, Inc. (Registration No.
                   333-87471).
      4.1    -     Warrant Agreement (including form of Warrant) dated as of
                   August 15, 1996 between Sterling Chemicals Holdings, Inc. and
                   KeyCorp Shareholder Services, Inc., as Warrant Agent,
                   incorporated by reference from Exhibit 4.4 to the
                   Registration Statement on Form S-1 of STX Acquisition Corp.
                   and STX Chemicals Corp. (Registration No. 333-04343).
      4.2    -     Warrant Agreement dated as of July 10, 1997 between
                   Sterling Chemicals Holdings, Inc. and Harris Trust and
                   Savings Bank, as Warrant Agent, incorporated by reference
                   from Exhibit 4.1 to the Company's Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 1997.
      4.3    -     Warrant Agreement dated as of December 15, 1998 between
                   Sterling Chemicals Holdings, Inc. and Harris Trust and
                   Savings Bank, as Warrant Agent.
      4.4    -     Registration Rights Agreement, incorporated by reference
                   from Exhibit 4.11 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                   (Registration No. 333-04343).
      4.5    -     Indenture dated as of August 15, 1996 between Sterling
                   Chemicals Holdings, Inc. and Fleet National Bank governing the 13 1/2 % Senior Secured Discount Notes due 2008 of
                   Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of
                   STX Acquisition Corp. and STX Chemicals Corp. (Registration
                   No. 333-04343).
      4.5(a) -     First Supplemental Indenture dated October 1, 1997
                   governing the 13 1/2% Senior Secured Discount Notes due 2008 of Sterling Chemicals Holdings, Inc., incorporated by
                   reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    -------                             ----------------------
      4.5(b) -     Second Supplemental Indenture dated March 16, 1998
                   governing the 13 1/2% Senior Secured Discount Notes due 2008 of Sterling Chemicals Holdings, Inc., incorporated by
                   reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.
      4.6    -     Indenture dated as of August 15, 1996 between Sterling
                   Chemicals, Inc. and Fleet National Bank governing the 11 3/4%
                   Senior Subordinated Notes due 2006 of Sterling Chemicals,
                   Inc., incorporated by reference from Exhibit 4.7 to the
                   Registration Statement on Form S-1 of STX Acquisition Corp.
                   and STX Chemicals Corp. (Registration No. 333-04343).
      4.6(a) -     First Supplemental Indenture dated October 1, 1997
                   governing the 11 3/4% Senior Subordinated Notes due 2006 of
                   Sterling Chemicals, Inc., incorporated by reference from
                   Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q
                   for the quarterly period ended March 31, 1998.
      4.6(b) -     Second Supplemental Indenture dated March 16, 1998 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                   Chemicals, Inc., incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the
                   quarterly period ended March 31, 1998.
      4.7    -     Indenture dated as of April 7, 1997 between Sterling
                   Chemicals, Inc. and Fleet National Bank governing the 11 1/4%
                   Senior Subordinated Notes due 2007 of Sterling Chemicals,
                   Inc., incorporated by reference from Exhibit 4.1 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended March 31, 1997.
      4.7(a) -     First Supplemental Indenture dated March 16, 1998 governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling
                   Chemicals, Inc., incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the
                   quarterly period ended March 31, 1998.
      4.8    -     Indenture dated as of July 23, 1999 among Sterling Chemicals,
                   Inc., as Issuer, Sterling Canada Inc., Sterling Chemicals
                   Energy, Inc., Sterling Chemicals International, Inc.,
                   Sterling Fibers, Inc., Sterling Pulp Chemicals US, Inc., and
                   Sterling Pulp Chemicals, Inc., as Guarantors, and Harris
                   Trust Company of New York, as Trustee, incorporated by
                   reference from Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
      4.9    -     Second Deed of Trust, Assignment of Leases and Rents,
                   Security Agreement and Fixture Filing dated as of July 23,
                   1999 by Sterling Chemicals, Inc., Trustor, to John Dorris,
                   Trustee for the benefit of Harris Trust Company of New York,
                   Beneficiary, incorporated by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
      4.10   -     Second Mortgage, Assignment of Leases and Rents, Security
                   Agreement and Fixture Filing dated as of July 23, 1999
                   between Sterling Fibers, Inc., Mortgagor, and The CIT
                   Group/Business Credit, Inc., Mortgage, incorporated by
                   reference from Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
      4.11   -     Second Leasehold Deed to Secure Debt, Assignment and
                   Security Agreement dated as of July 23, 1999 by Sterling Pulp
                   Chemicals, Inc., Grantor, to Harris Trust Company of New
                   York, as Collateral Agent, and U.S. Bank Trust National
                   Association, as Georgia co-agent, incorporated by reference from Exhibit 4.12 to the Company's Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 1999.
      4.12   -     Security Agreement dated as of July 23, 1999 among Sterling
                   Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp
                   Chemicals, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Fibers, Inc., Sterling Chemicals Energy, Inc., and Sterling
                   Chemicals International, Inc., as Assignors, and Harris Trust
                   Company of New York, as Collateral Agent, incorporated by
                   reference from Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
      4.13   -     Stock Pledge and Security Agreement dated as of July 23,
                   1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., and Sterling Pulp Chemicals US, Inc., as Pledgors, and Harris
                   Trust Company of New York, as Collateral Agent, incorporated by reference from Exhibit 4.14 to the Company's Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   1999.
      4.14   -     Stock Pledge and Security Agreement dated as of July 23,
                   1999 among Sterling Chemicals, Inc. and Sterling Canada,
                   Inc., as Pledgors, and Harris Trust Company of New York, as
                   Collateral Agent, incorporated by reference from Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the
                   quarterly period ended June 30, 1999.

    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    -------                             ----------------------
      4.15   -     Senior Debt Intercreditor Agreement dated as of July 23,
                   1999 among Harris Trust Company of New York, as Trustee, The
                   CIT Group/Business Credit, Inc., as Administrative Agent, and
                   Sterling Chemicals, Inc., incorporated by reference from
                   Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q
                   for the quarterly period ended June 30, 1999.
      4.16   -     Sterling Chemicals Holdings, Inc. Stockholders Agreement
                   dated effective as of August 21, 1996, incorporated by
                   reference from Exhibit 4.10 to the Registration Statement on
                   Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                   (Registration No. 333-04343).
      4.16(a) -    First Amendment to Sterling Chemicals Holdings, Inc.
                   Stockholders Agreement dated effective as of December 31,
                   1997, incorporated by reference from Exhibit 4.7 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended March 31, 1998.
      4.16(b) -    Second Amendment to Sterling Chemicals Holdings, Inc.
                   Stockholders Agreement dated effective as of May 1, 1998,
                   incorporated by reference from Exhibit 4.9(b) of the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ending September 30, 1998.
      4.17   -     Third Amended and Restated Voting Agreement dated as of
                   February 1, 1999, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                   quarterly period ended March 31, 1999.
      4.18   -     Tag-Along Agreement dated as of August 21, 1996, incorporated by reference from Exhibit 4.13 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                   (Registration No. 333-04343).
      4.19   -     Intercreditor Agreement dated as of August 21, 1996 between
                   Texas Commerce Bank National Association and Fleet National
                   Bank, incorporated by reference from Exhibit 4.14 to the
                   Registration Statement on Form S-1 of STX Acquisition Corp.
                   and STX Chemicals Corp. (Registration No.333-04343).
      4.19(a) -    Amendment of Intercreditor Agreement dated as of July 23,
                   1999 among Sterling Chemicals Holdings, Inc., Chase Bank of
                   Texas, N.A. (formerly known as Texas Commerce Bank National
                   Association), as Administrative Agent, and State Street Bank
                   and Trust Company, as Trustee, incorporated by reference from
                   Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q
                   for the quarterly period ended June 30, 1999.
      4.20   -     Revolving Credit Agreement dated as of July 23, 1999 among
                   Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                   Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                   Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                   Sterling Chemicals International, Inc., as the Borrowers, The
                   CIT Group/Business Credit, Inc., as the Administrative Agent,
                   Credit Suisse First Boston, as the Documentation Agent, DLJ
                   Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders, incorporated by
                   reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
    **4.20(a) -    First Amendment to Revolving Credit Agreement dated
                   effective as of December 17, 1999 among Sterling Chemicals,
                   Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US,
                   Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc.,
                   Sterling Chemicals Energy, Inc. and Sterling Chemicals
                   International, Inc., as the Borrowers, The CIT Group/Business
                   Credit, Inc., as the Administrative Agent, Credit Suisse
                   First Boston, as the Documentation Agent, DLJ Capital
                   Funding, Inc., as the Syndication Agent, and various
                   financial institutions, as the Lenders.
      4.21   -     Deed of Trust, Assignment of Leases and Rents, Security
                   Agreement and Fixture Filing dated as of July 23, 1999 by
                   Sterling Chemicals, Inc., Trustor, to Linda H. Earle, Trustee
                   for the benefit of The CIT Group/Business Credit, Inc., as
                   Administrative and Collateral Agent, Beneficiary,
                   incorporated by reference from Exhibit 4.2 to the Company's
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 1999.
      4.22   -     Mortgage, Assignment of Leases and Rents, Security Agreement
                   and Fixture Filing dated as of July 23, 1999 by Sterling
                   Fibers, Inc., Mortgagor, to The CIT Group/Business Credit,
                   Inc., Mortgagee, incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the
                   quarterly period ended June 30, 1999.
      4.23   -     Leasehold Deed to Secure Debt, Assignment and Security
                   Agreement dated as of July 23, 1999 by Sterling Pulp
                   Chemicals, Inc. to The CIT Group/Business Credit, Inc., as
                   Administrative Agent, and U.S. Bank Trust National
                   Association, as Georgia co-agent, incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 1999.

    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    -------                             ----------------------

      4.24   -     Fixed Assets Security Agreement dated as of July 23, 1999
                   among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                   Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                   Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                   and Sterling Chemicals International, Inc., as the Grantors,
                   and The CIT Group/Business Credit, Inc., as Administrative
                   Agent for each of the Fixed Assets Secured Parties,
                   incorporated by reference from Exhibit 4.5 to the Company's
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 1999.
      4.25   -     Current Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                   Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                   Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                   and Sterling Chemicals International, Inc., as the Grantors,
                   and The CIT Group/Business Credit, Inc., as Administrative
                   Agent for each of the Current Assets Secured Parties,
                   incorporated by reference from Exhibit 4.6 to the Company's
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 1999.
      4.26   -     Parent Pledge Agreement dated as of July 23, 1999 between
                   Sterling Chemicals Holdings, Inc. and The CIT Group/Business
                   Credit, Inc., as Administrative Agent for each of the Fixed
                   Assets Secured Parties, incorporated by reference from
                   Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q
                   for the quarterly period ended June 30, 1999.
      4.27   -     Obligor Pledge Agreement dated as of July 23, 1999 among
                   Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling
                   Pulp Chemicals US, Inc., as the Pledgors, and The CIT
                   Group/Business Credit, Inc., as Administrative Agent for each of the Fixed Assets Secured Parties, incorporated by
                   reference from Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
      10.1   -     Sterling Chemicals, Inc. Salaried Employees' Pension Plan
                   (Restated as of October 1, 1993), incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K
                   for the fiscal year ended September 30, 1993.
      10.1(a) -    Supplement to the Sterling Chemicals, Inc. Salaried
                   Employee's Pension Plan (Restated as of January 1, 1994),
                   incorporated by reference from Exhibit 10.6(a) to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended September 30, 1994.
      10.1(b) -    First and Second Amendments to the Sterling Chemicals, Inc.
                   Salaried Employees' Pension Plan dated April 27, 1994 and
                   September 23, 1994, respectively, incorporated by reference from Exhibit 10.6(b) to the Company's Annual Report on Form
                   10-K for the fiscal year ended September 30, 1994.
      10.2   -     Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                   Employees' Pension Plan (Effective as of May 1, 1996),
                   incorporated by reference from Exhibit 10.3(c) to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended September 30, 1996.
      10.3   -     Sterling Chemicals, Inc. Amended and Restated Savings and
                   Investment Plan, incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
      10.3(a) -    Supplements to the Sterling Chemicals, Inc. Amended and
                   Restated Savings and Investment Plan, incorporated by
                   reference from Exhibit 10.10(a) to the Company's Annual
                   Report on Form 10-K for the fiscal year ended September 30,
                   1994.
      10.3(b) -    First and Second Amendments to the Sterling Chemicals, Inc.
                   Amended and Restated Savings and Investment Plan dated April
                   27, 1994 and October 26, 1994, respectively, incorporated by reference from Exhibit 10.10(b) to the Company's Annual
                   Report on Form 10-K for the fiscal year ended September 30,
                   1994.
      10.4   -     Sterling Chemicals, Inc. Pension Benefit Equalization Plan,
                   incorporated by reference from Exhibit 10.10 to the Company's
                   Registration Statement on Form S-1 (Registration No.
                   33-24020).
      10.5   -     Sterling Chemicals Employee Stock Ownership Plan (ESOP),
                   incorporated by reference from Exhibit 10.6 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   September 30, 1996.
      10.6   -     Sterling Chemicals, Inc. Amended and Restated Supplemental
                   Employee Retirement Plan, incorporated by reference from
                   Exhibit 10.34 to the Company's Annual Report on Form 10-K for
                   the fiscal year ended September 30, 1989 (Commission File
                   Number 1-10059).

    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    -------                             ----------------------
      10.7   -     Sterling Chemicals, Inc. Deferred Compensation Plan,
                   incorporated by reference from Exhibit 10.35 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   September 30, 1989 (Commission File Number 1-10059).
      10.8   -     Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and
                   Incentive Plan effective April 23, 1997, as amended,
                   incorporated by reference from Exhibit 10.1 to the Company's
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   March 31, 1998.
      10.9   -     Form of Indemnity Agreement executed between the Company
                   and each of its officers and directors, incorporated by
                   reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
      10.10  -     Form of Indemnity Agreement executed between the Company
                   and each of its officers and directors, incorporated by
                   reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
      +10.11 -     Amended and Restated Production Agreement dated March 31,
                   1998 between BP Chemicals, Inc. and Sterling Chemicals, Inc., incorporated by reference from Exhibit 10.2 to the Company's
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   March 31, 1998.

      +10.12 -     Second Amended and Restated Production Agreement dated
                   effective as of August 1, 1996 between BP Chemicals Inc. and
                   Sterling Chemicals, Inc., incorporated by reference from
                   Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                   for the quarterly period ended March 31, 1998.
      +10.13 -     Amended and Restated Product Sales Agreement dated January
                   1, 1997 between BASF Corporation and Sterling Chemicals,
                   Inc., incorporated by referenced from Exhibit 10.11 to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended September 30, 1997.
      10.14  -     License Agreement dated August 1, 1986 between Monsanto
                   Company and Sterling Chemicals, Inc., incorporated by
                   reference from Exhibit 10.25 to the Company's Registration
                   Statement on Form S-1 (Registration No. 33-24020).
      +10.15 -     Methanol Production Agreement dated September 26, 1996
                   between BP Chemicals Inc. and Sterling Chemicals, Inc.,
                   incorporated by reference from Exhibit 10.33 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   September 30, 1996.
      +10.16 -     Joint Venture Agreement dated March 31, 1998 between
                   Sterling Chemicals, Inc. and BP Chemicals, Inc., incorporated by reference from Exhibit 10.4 to the Company's Quarterly
                   Report on Form 10-Q for the quarterly period ended March 31,
                   1998.
      +10.16(a) -  First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between Sterling Chemicals, Inc. and BP
                   Chemicals Inc., incorporated by reference from Exhibit
                   10.26(a) to the Company's Annual Report on Form 10-K for the
                   fiscal year ended September 30, 1998.
      10.17  -     Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades
                   Council, AFL-CIO Texas City, Texas, December 18, 1998 to May
                   1, 2002, incorporated by reference from Exhibit 10.23 to the
                   Registration Statement on Form S-4 of Sterling Chemicals,
                   Inc. (Registration No. 333-87471).
      10.18  -     Agreement between Sterling Pulp Chemicals Ltd., North
                   Vancouver, British Columbia, and Pulp, Paper and Woodworkers
                   of Canada Local 5 British Columbia effective December 1, 1994 to November 30, 1998, incorporated by reference from Exhibit
                   10.50 to the Company's Annual Report on Form 10-K for the
                   fiscal year ended September 30, 1994.
      10.19  -     Employment Agreement dated as of March 16, 1998 between
                   Peter W. De Leeuw and the Company, incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form
                   10-K for the fiscal year ended September 30, 1998.
      10.20  -     Employment Agreement dated as of January 19, 1998 between
                   Gary M. Spitz and the Company, incorporated by reference from
                   Exhibit 10.28 to the Company's Annual Report on Form 10-K for
                   the fiscal year ended September 30, 1998.
      **10.21 -    Employment Agreement dated as of November 12, 1997 between
                   David G. Elkins and the Company.
      10.22  -     Standby Purchase Agreement dated as of December 15, 1998
                   between Sterling Chemicals Holdings, Inc. and Frank P.
                   Diassi, incorporated by reference from Exhibit 10.29 to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended September 30, 1998.

    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    -------                             ----------------------
      10.23 -      Standby Purchase Agreement dated as of December 15, 1998
                   between Sterling Chemicals Holdings, Inc. and Frank J.
                   Hevrdejs, incorporated by reference from Exhibit 10.30 to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended September 30, 1998.
      10.24 -      Standby Purchase Agreement dated as of December 15, 1998
                   between Sterling Chemicals Holdings, Inc. and Koch Capital
                   Services, Inc., incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
    **10.25 -      Standby Purchase Agreement dated as of December 15, 1998
                   between Sterling Chemicals, Holdings, Inc. and William A.
                   McMinn.
    **21.1  -      Subsidiaries of Sterling Chemicals Holdings, Inc.
    **23.1  -      Consent of Deloitte & Touche LLP
    **27.1  -      Financial Data Schedule - Sterling Chemicals Holdings, Inc.
    **27.2  -      Financial Data Schedule - Sterling Chemicals, Inc.




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

                                    STERLING CHEMICALS HOLDINGS, INC.
                                    STERLING CHEMICALS, INC.
                                    (Registrants)


                                    By     /s/ PETER W. DE LEEUW
                                      ---------------------------------------
                                              (Peter W. De Leeuw)
                                       President and Chief Executive Officer
DATE: DECEMBER 16, 1999

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

                    SIGNATURE                                 TITLE                             DATE
                    ---------                                 -----                             ----
            /s/  FRANK P. DIASSI                   Chairman of the Board of             December 16, 1999
--------------------------------------------         Directors
              (Frank P. Diassi)

           /s/  PETER W. DE LEEUW                  President, Chief Executive           December 16, 1999
--------------------------------------------         Officer and Director
             (Peter W. De Leeuw)                     (principal executive officer)

             /s/  GARY M. SPITZ                    Vice President-Finance and           December 16, 1999
--------------------------------------------         Chief Financial Officer
               (Gary M. Spitz)                       (principal finance officer)


          /s/  PAUL G. VANDERHOVEN                 Controller                           December 16, 1999
--------------------------------------------         (principal accounting officer)
            (Paul G. Vanderhoven)

            /s/  ROBERT W. ROTEN                   Vice Chairman of the Board of        December 16, 1999
--------------------------------------------         Directors
              (Robert W. Roten)

           /s/  FRANK J. HEVRDEJS                  Director                             December 16, 1999
--------------------------------------------
             (Frank J. Hevrdejs)

            /s/  T. HUNTER NELSON                  Director                             December 16, 1999
--------------------------------------------
             (T. Hunter Nelson)

              /s/  JOHN L. GARCIA                  Director                             December 16, 1999
--------------------------------------------
              (John L. Garcia)

              /s/  ALLAN R. DRAGONE                Director                             December 16, 1999
--------------------------------------------
             (Allan R. Dragone)

           /s/  GEORGE J. DAMIRIS                  Director                             December 16, 1999
--------------------------------------------
            (George J. Damiris )

              /s/   ROLF H. TOWE                   Director                             December 16, 1999
--------------------------------------------
               (Rolf H. Towe)

            /s/ WILLIAM A. MCMINN                  Director                             December 16, 1999
--------------------------------------------
             (William A. McMinn)