Form 10-Q
period 1999-12-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2000-02-14
CIK 795662, 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1999

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

                                ----------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

     As of January 31, 2000 Sterling Chemicals Holdings, Inc. had 12,751,201 shares of common stock outstanding. As of January 31, 2000, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

================================================================================

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q.

FORWARD-LOOKING STATEMENTS

   This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations, and financial position, and our market sensitive financial instruments, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties, and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS, ETC.

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of February 14, 2000, except for those statements that are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances, or developments occurring after February 14, 2000, or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

DOCUMENT SUMMARIES

     Statements contained in this Form 10-Q describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to the Annual Report.

FISCAL YEAR

     We keep our books of record and account based on annual accounting periods ending on September 30 of each year. Accordingly, all references in this Form 10-Q to a particular fiscal year refer to the twelve calendar month period ending on September 30 of that year.

     This combined Form 10-Q is separately filed by Sterling Chemicals Holdings, Inc. ("Holdings") and Sterling Chemicals, Inc. ("Chemicals"). Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we", "our", "ours", and "us".

PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                         December 31,    September 30,
                                                                                             1999            1999
                                                                                         ------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................................      $   6,948       $  14,921
   Accounts receivable ..............................................................        161,089         141,059
   Inventories ......................................................................         74,184          70,464
   Prepaid expenses .................................................................         14,099          16,236
   Deferred tax asset ...............................................................         16,888          16,888
                                                                                           ---------       ---------
     Total current assets ...........................................................        273,208         259,568

Property, plant, and equipment, net .................................................        398,408         402,723
Deferred tax asset ..................................................................         26,158          26,158
Other assets ........................................................................         81,747          86,650
                                                                                           ---------       ---------
     Total assets ...................................................................      $ 779,521       $ 775,099
                                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable .................................................................      $  65,027       $  72,961
   Accrued liabilities ..............................................................         91,233          79,883
   Current portion of long-term debt ................................................          2,662           4,246
                                                                                           ---------       ---------
     Total current liabilities ......................................................        158,922         157,090

Long-term debt ......................................................................        973,054         964,555
Deferred tax liability ..............................................................         10,119           8,815
Deferred credits and other liabilities ..............................................         78,490          76,893
Common stock held by ESOP ...........................................................          2,946           2,946
Less:  unearned compensation ........................................................           (643)           (745)
Redeemable preferred stock ..........................................................         21,651          20,932
Commitments and contingencies (Note 4) ..............................................             --              --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,305,000 shares issued and 12,097,000 outstanding at December 31, 1999, and 12,305,000
     shares issued and 12,097,000 outstanding at September 30, 1999 .................            123             123
   Additional paid-in capital .......................................................       (542,712)       (542,712)
   Retained earnings ................................................................        107,409         118,490
   Accumulated other comprehensive income ...........................................        (27,328)        (28,768)
   Deferred compensation ............................................................            (46)            (58)
                                                                                           ---------       ---------
                                                                                            (462,554)       (452,925)
   Treasury stock, at cost, 209,000 and 208,000 shares at December 31, 1999 and
     September 30, 1999, respectively ...............................................         (2,464)         (2,462)
                                                                                           ---------       ---------
       Total stockholders' equity (deficiency in assets) ............................       (465,018)       (455,387)
                                                                                           ---------       ---------
         Total liabilities and stockholders' equity (deficiency in assets) ..........      $ 779,521       $ 775,099
                                                                                           =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended December 31,
                                                                  -------------------------------
                                                                        1999            1998
                                                                     ---------       ---------
Revenues ......................................................      $ 246,921       $ 171,929
Cost of goods sold ............................................        216,353         155,212
                                                                     ---------       ---------
Gross profit ..................................................         30,568          16,717

Selling, general, and administrative expenses .................          9,870           9,656
Other expense .................................................             --           2,294
Interest and debt related expenses, net of interest income ....         29,770          25,459
                                                                     ---------       ---------
Loss before income taxes ......................................         (9,072)        (20,692)
Provision (benefit) for income taxes ..........................          1,290          (7,592)
                                                                     ---------       ---------

Net loss ......................................................        (10,362)        (13,100)
Preferred stock dividends .....................................            719             645
                                                                     ---------       ---------

Net loss attributable to common stockholders ..................      $ (11,081)      $ (13,745)
                                                                     =========       =========

Net loss per common share (Note 5) ............................      $   (0.88)      $   (1.11)
                                                                     =========       =========

Weighted average shares outstanding ...........................         12,612          12,427
                                                                     =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Three Months Ended December 31,
                                                                     -------------------------------
                                                                           1999            1998
                                                                        ---------       ---------
Cash flows from operating activities:
     Net loss ....................................................      $ (10,362)      $ (13,100)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization ............................         13,526          14,030
        Interest amortization ....................................            802           1,082
        Deferred tax benefit (provision) .........................          1,057          (5,709)
        Discount notes amortization ..............................          5,124           4,563
        Other ....................................................            (22)            227
     Change in assets/liabilities:
        Accounts receivable ......................................        (19,597)          9,081
        Inventories ..............................................         (3,554)         (5,954)
        Prepaid expenses .........................................          2,135            (546)
        Other assets .............................................          1,214          (3,433)
        Accounts payable .........................................        (17,599)           (982)
        Accrued liabilities ......................................         18,748           7,125
        Other liabilities ........................................          2,422           1,419
                                                                        ---------       ---------

Net cash provided by (used in) operating activities ..............         (6,106)          7,803
                                                                        ---------       ---------

Cash flows from investing activities:
     Capital expenditures ........................................         (5,794)         (5,931)
                                                                        ---------       ---------

Cash flows from financing activities:
     Proceeds from long-term debt ................................        202,340          68,100
     Repayment of long-term debt .................................       (198,546)        (72,957)
     Other .......................................................             (3)             (5)
                                                                        ---------       ---------
Net cash provided by (used in) financing activities ..............          3,791          (4,862)
                                                                        ---------       ---------

Effect of United States/Canadian exchange rate on cash ...........            136              (6)
                                                                        ---------       ---------

Net decrease in cash and cash equivalents ........................         (7,973)         (2,996)
Cash and cash equivalents - beginning of year ....................         14,921          11,168
                                                                        ---------       ---------
Cash and cash equivalents - end of period ........................      $   6,948       $   8,172
                                                                        =========       =========

Supplement disclosures of cash flow information:
     Interest paid, net of interest income received ..............      $ (11,397)      $ (16,025)
     Income taxes paid ...........................................           (191)           (103)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              December 31,   September 30,
                                                                                 1999            1999
                                                                              ------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents ............................................      $   6,923       $  14,899
   Accounts receivable ..................................................        163,622         143,556
   Inventories ..........................................................         74,184          70,464
   Prepaid expenses .....................................................         12,873          15,059
   Deferred tax asset ...................................................         16,888          16,888
                                                                               ---------       ---------
     Total current assets ...............................................        274,490         260,866

Property, plant, and equipment, net .....................................        398,408         402,723
Deferred income tax benefit .............................................          8,384           8,384
Other assets ............................................................         75,389          80,133
                                                                               ---------       ---------
     Total assets .......................................................      $ 756,671       $ 752,106
                                                                               =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable .....................................................      $  65,027       $  72,731
   Accrued liabilities ..................................................         91,246          79,883
   Current portion of long-term debt ....................................          2,662           4,246
                                                                               ---------       ---------
     Total current liabilities ..........................................        158,935         156,860

Long-term debt ..........................................................        820,147         816,927
Deferred tax liability ..................................................         10,119           8,815
Deferred credits and other liabilities ..................................         78,488          76,893
Common stock held by ESOP ...............................................          2,946           2,946
Less:  unearned compensation ............................................           (643)           (745)
Commitments and contingencies (Note 4) ..................................             --              --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value .........................................             --              --
   Additional paid-in capital ...........................................       (140,012)       (139,786)
   Accumulated deficit ..................................................       (145,936)       (140,978)
   Accumulated other comprehensive income ...............................        (27,327)        (28,768)
   Deferred compensation ................................................            (46)            (58)
                                                                               ---------       ---------
     Total stockholder's equity (deficiency in assets) ..................       (313,321)       (309,590)
                                                                               ---------       ---------

   Total liabilities and stockholder's equity (deficiency in assets) ....      $ 756,671       $ 752,106
                                                                               =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Three Months Ended December 31,
                                                                  -------------------------------
                                                                        1999            1998
                                                                     ---------       ---------
Revenues ......................................................      $ 246,921       $ 171,929
Cost of goods sold ............................................        216,353         155,212
                                                                     ---------       ---------
Gross profit ..................................................         30,568          16,717

Selling, general, and administrative expenses .................          9,834           9,538
Other expense .................................................             --           2,294
Interest and debt related expenses, net of interest income ....         24,403          20,640
                                                                     ---------       ---------

Loss before income taxes ......................................         (3,669)        (15,755)
Provision (benefit) for income taxes ..........................          1,289          (5,781)
                                                                     ---------       ---------

Net loss ......................................................      $  (4,958)      $  (9,974)
                                                                     =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED

                                                               Three Months Ended December 31,
                                                               -------------------------------
                                                                     1999            1998
                                                                  ---------       ---------
Cash flows from operating activities:
     Net loss ..............................................      $  (4,958)      $  (9,974)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Depreciation and amortization ......................         13,526          14,030
        Debt fee amortization ..............................            684             916
        Deferred tax benefit (provision) ...................          1,057          (4,599)
        Other ..............................................           (150)            134
     Change in assets/liabilities:
        Accounts receivable ................................        (19,633)          8,980
        Inventories ........................................         (3,554)         (5,954)
        Prepaid expenses ...................................          2,184             156
        Other assets .......................................          1,165          (3,433)
        Accounts payable ...................................        (17,599)           (982)
        Accrued liabilities ................................         18,748           7,133
        Other liabilities ..................................          2,421           1,393
                                                                  ---------       ---------
Net cash provided by (used in) operating activities ........         (6,109)          7,800
                                                                  ---------       ---------

Cash flows from investing activities:
   Capital expenditures ....................................         (5,794)         (5,931)
                                                                  ---------       ---------

Cash flows from financing activities:
   Proceeds from long-term debt ............................        200,081          68,100
   Repayment of long-term debt .............................       (196,917)        (72,957)
   Other ...................................................            627              (5)
                                                                  ---------       ---------

Net cash provided by  (used in) financing activities .......          3,791          (4,862)
                                                                  ---------       ---------

Effect of United States/Canadian exchange rate on cash .....            136              (6)
                                                                  ---------       ---------

Net decrease in cash and cash equivalents ..................         (7,976)         (2,999)
Cash and cash equivalents - beginning of year ..............         14,899          11,159
                                                                  ---------       ---------
Cash and cash equivalents - end of period ..................      $   6,923       $   8,160
                                                                  =========       =========

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received ..........      $ (11,400)      $ (16,033)
Income taxes paid ..........................................           (191)           (103)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly:

o the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries as of December 31, 1999, and

o the respective consolidated results of operations and cash flows of Holdings and its subsidiaries and Chemicals and its subsidiaries for the applicable three month periods ended December 31, 1999 and 1998, respectively.

All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 1999 have been derived from the audited consolidated balance sheets as of September 30, 1999, included in the Annual Report. The accompanying consolidated financial statements as of and for the three month period ended December 31, 1999, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we", "our", "ours", and "us".

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).

     Our operations are divided into two reportable segments: petrochemicals and pulp chemicals. The petrochemicals segment manufactures commodity petrochemicals and acrylic fibers. The pulp chemicals segment manufactures chemicals for use primarily in the pulp and paper industry. Operating segment information is presented below.

                                      Three Months Ended December 31,
                                      -------------------------------
                                           1999            1998
                                         ---------      ---------
                                          (Dollars in Thousands)
Segment Information
Revenues:
   Petrochemicals                        $ 197,294      $ 125,268
   Pulp chemicals                           49,627         46,661
                                         ---------      ---------
Total                                    $ 246,921      $ 171,929
                                         =========      =========
Operating  income (loss):
   Petrochemicals                        $  13,256      $  (2,429)
   Pulp chemicals                            7,442          7,196
                                         ---------      ---------
Total                                    $  20,698      $   4,767
                                         =========      =========

     Our total comprehensive net loss for the three months ended December 31, 1999 and 1998 was $8,922,000 and $13,021,000, respectively. The total comprehensive net loss of Chemicals and its subsidiaries for the three months ended December 31, 1999 and 1998 was $3,517,000 and $9,895,000, respectively.

2. INVENTORIES

                                                     December 31,  September 30,
                                                         1999          1999
                                                     ------------  -------------
                                                       (Dollars in Thousands)
Inventories consisted of the following:
Finished products ................................      $42,261      $37,484
Raw materials ....................................        7,544       10,355
Inventories under exchange agreements ............        3,670        2,562
Stores and supplies ..............................       20,709       20,063
                                                        -------      -------
                                                        $74,184      $70,464
                                                        =======      =======

3. LONG-TERM DEBT

                                                      December 31,     September 30,
                                                          1999              1999
                                                      ------------     -------------
                                                         (Dollars in Thousands)
Long-term debt consisted of the following:
Revolving credit facilities ....................       $  58,491        $  54,643
Saskatoon term loans ...........................          41,916           44,045
11-1/4% Notes ..................................         152,402          152,485
11-3/4% Notes ..................................         275,000          275,000
12-3/8% Notes ..................................         295,000          295,000
                                                       ---------        ---------
     Total Chemicals' debt outstanding .........         822,809          821,173

13-1/2% Notes ..................................         152,907          147,628
                                                       ---------        ---------
        Total Holdings' debt outstanding .......         975,716          968,801

Less:

     Current maturities ........................          (2,662)          (4,246)
                                                       ---------        ---------
Total long-term debt ...........................       $ 973,054        $ 964,555
                                                       =========        =========

4. COMMITMENTS AND CONTINGENCIES

Product Contracts

     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, tertiary butylamine, and sodium cyanide, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene, acrylonitrile, and methanol to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices.

Environmental Regulations

     Our operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations, and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal, and other waste handling practices and equipment.

     While we believe that our business operations and facilities generally are operated in compliance in all material respects with all applicable environmental and health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, or the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of our facilities could result in our incurrence of liabilities substantially in excess of our insurance coverages.

Legal Proceedings

     Ammonia Release. A description of the ammonia release lawsuits is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. All of the lawsuits against us based on this release have been resolved within the limits of our liability insurance policies.

     Nickel Carbonyl Release. A description of the nickel carbonyl lawsuits is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, we continue to vigorously defend against the claims of the approximately 290 remaining plaintiffs. Additional claims and litigation against us relating to this incident may ensue. We believe that all or substantially all of our future out-of-pocket costs and expenses, including settlement payments and judgments, relating to these lawsuits will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on us, although we cannot give any assurances to that effect.

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, there is no lawsuit pending against us based on this release, but we have received, and in some instances resolved, claims from individuals for alleged damage from this incident. We believe that our general liability insurance coverage is sufficient to cover all costs and expenses, including settlement payments and judgments, related to this incident in excess of the deductible.

     Other Lawsuits. We are subject to various other claims and legal actions that arise in the ordinary course of our business.

Litigation Contingency

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors, and consultation with outside legal counsel, in addition to our own judgment. Based on the foregoing, as of December 31, 1999, we have accrued approximately $2.8 million as our estimate of our aggregate contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.2 million. At December 31, 1999, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $3 million. We believe that this additional reasonably possible loss would be substantially covered by insurance or indemnification.

     While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse impact on our financial position, results of operations, or cash flows, although we cannot give any assurances to that effect.

     The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

5. NET LOSS PER COMMON SHARE CALCULATION

     The weighted average number of outstanding shares of the common stock of Holdings and the computation of the net loss per common share are as follows (in thousands, except net loss per common share):

                                                    Three Months Ended December 31,
                                                    -------------------------------
                                                          1999            1998
                                                        --------        --------
Net loss attributable to common stockholders ....       $(11,081)       $(13,745)
                                                        ========        ========
Net loss per common share .......................       $  (0.88)       $  (1.11)
                                                        ========        ========
Weighted average shares outstanding .............         12,612          12,427
                                                        ========        ========

6. NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are currently evaluating the accounting impact and disclosures required when this statement is adopted in the first quarter of fiscal 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations and cash flows for the three-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of December 31, 1999, and the related consolidated statements of operations and cash flows for the three-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of Chemicals' management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Chemicals as of September 30, 1999, and the related consolidated statement of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 2000

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                             COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                             December 31,    September 30,
                                                                 1999            1999
                                                             ------------    -------------
                         ASSETS
Current assets:
   Cash and cash equivalents ..........................       $   1,727        $   9,323
   Accounts receivable ................................          42,393           45,139
   Inventories ........................................          28,293           29,207
   Prepaid expenses ...................................          11,976           12,748
                                                              ---------        ---------
     Total current assets .............................          84,389           96,417


Property, plant, and equipment, net ...................         195,147          196,877
Due from affiliates ...................................         131,064          121,506
Other assets ..........................................          35,960           40,275
                                                              ---------        ---------
     Total assets .....................................       $ 446,560        $ 455,075
                                                              =========        =========

          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ...................................       $  22,888        $  22,399
   Accrued liabilities ................................          13,806           16,515
                                                              ---------        ---------
     Total current liabilities ........................          36,694           38,914


Long-term debt due to Parent ..........................         325,420          325,402
Deferred income taxes .................................           7,905            7,272
Deferred credits and other liabilities ................           7,760            7,227
Commitments and contingencies (Note 4) ................              --               --
Stockholder's equity:
   Common stock .......................................              --               --
   Additional paid-in capital .........................          92,734           92,734
   Retained earnings ..................................           2,407           11,026
   Accumulated other comprehensive income .............         (26,360)         (27,500)
                                                              ---------        ---------
     Total stockholder's equity .......................          68,781           76,260
                                                              ---------        ---------
        Total liabilities and stockholder's equity ....       $ 446,560        $ 455,075
                                                              =========        =========

               The accompanying notes are an integral part of the
                         combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                        COMBINED STATEMENTS OF OPERATIONS

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                           Three Months Ended
                                                               December 31,
                                                         ------------------------
                                                           1999            1998
                                                         --------        --------
Revenues .........................................       $ 56,345        $ 53,645
Cost of goods sold ...............................         49,021          45,244
                                                         --------        --------
Gross profit .....................................          7,324           8,401


Selling, general, and administrative expenses ....          5,337           5,568
Interest and debt related expenses ...............         10,019           8,488
                                                         --------        --------
Net loss before income taxes .....................         (8,032)         (5,655)
Provision (benefit) for income taxes .............            587          (2,064)
                                                         --------        --------
Net loss .........................................       $ (8,619)       $ (3,591)
                                                         ========        ========

               The accompanying notes are an integral part of the
                         combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                        COMBINED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                    December 31,
                                                                                               ----------------------
                                                                                                1999           1998
                                                                                               -------        -------
Cash flows from operating activities:
   Net loss ............................................................................       $(8,619)       $(3,591)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization .....................................................         6,132          5,938
     Deferred tax benefit ..............................................................           633          9,595
     Other .............................................................................            46            777
   Change in assets/liabilities:
     Accounts receivable ...............................................................         2,746          2,794
     Inventories .......................................................................           914            131
     Prepaid expenses ..................................................................           772         (3,797)
     Due from affiliates ...............................................................        (8,418)        (4,227)
     Other assets ......................................................................         1,598          1,636
     Accounts payable ..................................................................           489         (8,390)
     Accrued liabilities ...............................................................        (2,713)          (441)
     Other liabilities .................................................................           533            144
                                                                                               -------        -------

Net cash flows provided by (used in) operating activities ..............................        (5,887)           569
                                                                                               -------        -------

Cash flows used in investing activities:
   Capital expenditures ................................................................        (1,685)        (1,535)
                                                                                               -------        -------

Cash flows provided by (used in) financing activities:
   Net change in long-term debt due to Parent ..........................................            18            (83)
                                                                                               -------        -------

Effect of United States/Canadian exchange rate on cash .................................           (42)           (15)
                                                                                               -------        -------

Net decrease in cash and cash equivalents ..............................................        (7,596)        (1,064)
Cash and cash equivalents--beginning of year ...........................................         9,323          4,093
                                                                                               -------        -------
Cash and cash equivalents--end of period ...............................................       $ 1,727        $ 3,029
                                                                                               =======        =======

               The accompanying notes are an integral part of the
                         combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly-owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms. The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these same U.S. subsidiaries. These U.S. subsidiaries consist of Sterling Canada, Inc. and its U.S. subsidiaries, Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc., and Sterling Fibers, Inc. The financial statements of these companies (except for Sterling Chemicals Energy, Inc., whose securities do not constitute a substantial portion of the collateral) have been combined to present the accompanying financial statements. Sterling Canada, Inc. (including its U.S. and Canadian subsidiaries), Sterling Chemicals International, Inc., and Sterling Fibers, Inc. are collectively referred to in these notes as the "Company".

     The Company manufactures chemicals for use primarily in the pulp and paper industry at four plants in Canada and a plant in Valdosta, Georgia, and manufactures acrylic fibers in a plant in Santa Rosa County, Florida. Sodium chlorate is produced at the four plants in Canada and the Valdosta plant. Sodium chlorite is produced at one of the Canadian locations. The Company also licenses, engineers, and oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills. The Company produces regular textiles, specialty textiles, and technical fibers at the Santa Rosa plant, as well as licensing its acrylic fibers manufacturing technology to producers worldwide.

     In the opinion of management, the accompanying unaudited combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Company as of December 31, 1999, and its combined results of operations and cash flows for the three-month periods ended December 31, 1999 and 1998, respectively. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited combined financial statements should be, and are assumed to have been, read in conjunction with the audited combined financial statements of the Company included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying combined balance sheet as of September 30, 1999 has been derived from the Company's audited combined balance sheet as of September 30, 1999 included in the Annual Report.

     The Company's total comprehensive net loss for the three months ended December 31, 1999 and 1998 was $7,479,000 and $3,594,000, respectively.

2. INVENTORIES

                                                  December 31,  September 30,
                                                     1999           1999
                                                  ------------  -------------
                                                    (Dollars in Thousands)
Inventories consisted of the following:
Finished products ...........................       $16,726        $17,513
Raw materials ...............................         1,748          2,235
Inventories under exchange agreements .......           275            170
Stores and supplies .........................         9,544          9,289
                                                    -------        -------
                                                    $28,293        $29,207
                                                    =======        =======

3. LONG-TERM DEBT

     As of December 31, 1999 and September 30, 1999, debt allocated to the Company by Chemicals amounted to $325.4 million and $325.4 million, respectively. At December 31, 1999, interest rates on this debt ranged from 11.25% to 12.375%.

4. COMMITMENTS AND CONTINGENCIES

   Environmental Regulations

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations, and permit requirements. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of the Company's products and the raw materials used to produce such products and, if so affected, the Company's business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

     While the Company believes that its business operations and facilities generally are operated in compliance in all material respects with all applicable environmental and health and safety requirements, there can be no assurance that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Company's facilities could result in liabilities to the Company substantially in excess of its insurance coverages.

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

   Legal Proceedings

     The Company is subject to various claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.

5. NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the accounting impact and disclosures that will be required when this statement is adopted in the first quarter of fiscal 2001.

                          STERLING PULP CHEMICALS, LTD.

                                 BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      December 31,    September 30,
                                                         1999             1999
                                                      ------------    -------------
ASSETS
Current
     Cash and cash equivalents .................       $   1,069        $   8,481
     Accounts receivable .......................          16,294           16,840
     Due from related parties ..................           1,672            1,369
     Other receivables .........................           1,717            2,254
     Inventories ...............................           5,529            5,146
     Prepaid expenses ..........................             334              633
                                                       ---------        ---------
                                                          26,615           34,723
Property, plant, and equipment, net ............          75,354           75,531
Other assets ...................................             268              440
                                                       ---------        ---------
                                                       $ 102,237        $ 110,694
                                                       =========        =========
LIABILITIES
Current
     Accounts payable ..........................       $   7,321        $   8,978
     Accrued generator construction costs ......           3,835            2,967
     Accrued liabilities .......................           5,911            7,093
     Due to related parties ....................           3,882            1,241
                                                       ---------        ---------
                                                          20,949           20,279
Note payable ...................................          57,590           56,667
Deferred income taxes ..........................           7,905            7,272
Deferred credits and other liabilities .........           4,250            3,972
Commitments and contingencies (Note 4) .........              --               --

Stockholder's equity
     Common stock ..............................               1                1
     Additional paid-in capital ................          10,508           16,871
     Retained earnings .........................           9,707           14,470
     Accumulated other comprehensive income ....          (8,673)          (8,838)
                                                       ---------        ---------
        Total liabilities and stockholder's
          equity ...............................          11,543           22,504
                                                       ---------        ---------
                                                       $ 102,237        $ 110,694
                                                       =========        =========

   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                            STATEMENTS OF OPERATIONS
                           (U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                              December 31,
                                                         ---------------------
                                                           1999          1998
                                                         -------       -------
Revenue ..........................................       $28,440       $26,653
Cost of goods sold ...............................        23,607        22,469
                                                         -------       -------
Gross profit .....................................         4,833         4,184
Selling, general, and administrative expenses ....         2,235         2,297
Interest and debt related expenses, net ..........         1,103         1,364
                                                         -------       -------
Income before income taxes .......................         1,495           523
Provision for income taxes .......................           580           203
                                                         -------       -------
Net income .......................................       $   915       $   320
                                                         =======       =======

   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                            STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                      -----------------------
                                                                                        1999           1998
                                                                                      --------        -------
Cash flows from operating activities:
     Net income ...............................................................       $    915        $   320
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .......................................          2,027          1,870
          Deferred tax expense ................................................            348            140
          Accrued compensation and other ......................................              2              9
     Changes in assets/liabilities:
          Accounts receivable .................................................            867           (839)
          Due from related parties ............................................           (373)            10
          Other receivables ...................................................            546             46
          Inventories .........................................................           (285)           127
          Prepaid expenses ....................................................            303            301
          Other assets ........................................................            177          1,177
          Accounts payables ...................................................         (2,013)         1,071
          Accrued generator construction costs ................................            780           (931)
          Other accrued liabilities ...........................................         (1,022)        (3,108)
          Due to related parties ..............................................          2,580          1,879
          Other liabilities ...................................................            377            265
                                                                                      --------        -------
Net cash provided by operating activities .....................................          5,229          2,337
                                                                                      --------        -------
Cash flows from investing activities:
     Capital expenditures .....................................................           (664)          (769)
                                                                                      --------        -------
Cash flows from financing activities:
     Distribution to parent ...................................................         (6,377)            --
     Dividends ................................................................         (5,558)        (3,025)
                                                                                      --------        -------
Net cash used in financing activities .........................................        (11,935)        (3,025)
                                                                                      --------        -------

                                                                                      --------        -------
Effect of exchange rate on cash ...............................................            (42)             9
                                                                                      --------        -------

Net (decrease) increase in cash and cash equivalents ..........................         (7,412)        (1,448)
Cash and cash equivalents, beginning of period ................................          8,481          3,426
                                                                                      --------        -------
Cash and cash equivalents, end of period ......................................       $  1,069        $ 1,978
                                                                                      ========        =======

   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                 NOTES TO THE FINANCIAL STATEMENTS--(UNAUDITED)

1. BASIS OF PRESENTATION

     Sterling Pulp Chemicals, Ltd. (the "Company") is a Canadian company which operates four pulp chemical facilities in Canada. These plants primarily produce sodium chlorate, a chemical used primarily to make chlorine dioxide, which in turn is used by pulp mills in the pulp bleaching process. The Company also oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry. The Company is a wholly-owned subsidiary of Sterling Canada, Inc. ("Parent"), which is a wholly-owned subsidiary of Sterling Chemicals, Inc. ("Chemicals").

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of December 31, 1999 and its results of operations and cash flows for the three-month periods ended December 31, 1999 and 1998, respectively. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be, and are assumed to have been, read in conjunction with the Company's annual financial statements included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying balance sheet as of September 30, 1999, has been derived from the Company's audited balance sheet as of September 30, 1999 included in the Annual Report.

     The Company's total comprehensive net income for the three months ended December 31, 1999 and 1998 was $1,080,000 and $333,000, respectively.

2. INVENTORIES

                                              December 31,   September 30,
                                                  1999         1999
                                              ------------   -------------
                                                (Dollars in Thousands)
Inventories
     Finished products ...................       $2,273       $1,872
     Raw materials .......................          209          209
                                                 ------       ------
Inventories at FIFO cost .................        2,482        2,081
Inventories under exchange agreements ....          225           77
Stores and supplies ......................        2,822        2,988
                                                 ------       ------
                                                 $5,529       $5,146
                                                 ======       ======

3. LONG-TERM DEBT

     On August 20, 1992, the Company entered into an agreement for a $109,087,000 demand note facility with Sterling NRO, Ltd. ("Sterling NRO"). Sterling NRO is also owned by Parent and is therefore related to the Company by virtue of common control. The note has no scheduled terms of repayment and interest is calculated and payable monthly in arrears at 1.5% above the Bank of Nova Scotia prime rate. All of the indebtedness evidenced by the note is classified as long-term debt because the Company has represented that no other repayments will be made before January 1, 2001. Interest expense for the three-month periods ended December 31, 1999 and 1998 were $1,125,000 and $1,398,000, respectively.

4. COMMITMENTS AND CONTINGENCIES

Environmental and Safety Matters

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations, and permit requirements. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of the Company's products and the raw materials used to produce such products and, if so affected, the Company's business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

     While the Company believes that its business operations and facilities generally are operated in compliance in all material respects with all applicable environmental and health and safety requirements, there can be no assurance that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Company's facilities could result in liabilities to the Company substantially in excess of its insurance coverages.

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

5. NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management is currently evaluating the accounting impact and disclosures required when this statement is adopted in the first quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a holding company whose only material asset is our investment in Chemicals, our primary operating subsidiary. Chemicals owns substantially all of our consolidated operating assets. Other than additional interest expense associated with our 13 1/2% Senior Secured Discount Notes due 2008, our results of operations are essentially the same as Chemicals. Accordingly, the following discussion applies to both entities, unless otherwise specifically noted. A separate discussion of the results of operations for Chemicals would not, in our opinion, provide any additional meaningful information.

RECENT DEVELOPMENTS

     Our ethylbenzene unit, an important component of the styrene unit, was shut down for repairs for approximately two weeks from late January to early February of 2000. The impact to our styrene business was minimized as a result of internal ethylbenzene inventories and spot market purchases. We anticipate that we will need to shut down the ethylbenzene unit again later in the second fiscal quarter or in the third fiscal quarter to complete further maintenance work. We do not believe these events will have a material adverse effect on our financial condition and results of operations, although we cannot give any assurances to that effect.

     On January 5, 2000, Praxair Hydrogen Supply, Inc., a supplier of raw materials to our acetic acid and plasticizers facilities, experienced a mechanical failure at its Texas City facility. As a result, we were forced to temporarily shut down our acetic acid and a portion of our plasticizers facilities. Praxair finished repairing the damaged equipment on February 5, 2000. In an effort to mitigate the negative impact on our acetic acid and plasticizers operations, we performed maintenance activities at these facilities that were originally scheduled to be performed later in the second fiscal quarter. In addition, we engaged in a minimal amount of borrowing, purchasing, and swapping of raw materials and product with other suppliers. We do not believe this event will have a material adverse effect on our financial condition and results of operations, although we cannot give any assurances to that effect.

     In December of 1999, Flexsys America L.P. notified us of their intention to terminate our long-term conversion agreement for the production of tertiary butylamine effective as of December 31, 2001. We currently use a portion of our hydrogen cyanide by-product from our Texas City acrylonitrile operations to produce tertiary butylamine. We are currently reviewing our options related to the future production and sales of tertiary butylamine, however, the potential loss of this long-term conversion agreement is not expected to have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

     Our revenues were approximately $247 million in the first quarter of fiscal 2000, an increase of approximately 44% from the approximately $172 million in revenues we received in the first quarter of fiscal 1999. This increase in our revenues resulted primarily from higher styrene selling prices and sales volumes attributable to improved conditions in the styrene market. Our revenues were also favorably impacted by increased sodium chlorate sales volumes. These positive impacts were partially offset by:

o    reduced acrylonitrile and methanol margins,

o    increased interest expense, and

o    reduced benefit for income taxes.

We recorded a net loss attributable to common stockholders of approximately $11.1 million, or $0.88 per share, for the first quarter of fiscal 2000, compared to the net loss attributable to common stockholders of approximately $13.7 million, or $1.11 per share, we recorded for the first quarter of fiscal 1999. This decrease in net loss was primarily due to increased styrene margins and sales volumes in the first quarter of fiscal 2000, mostly offset by a reduction of tax benefit recorded against the pre-tax loss and increased interest expense in the first quarter of fiscal 2000.

Revenues, Cost of Goods Sold, and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $197 million in the first quarter of fiscal

2000, an increase of approximately 58% from the approximately $125 million in revenues we received from these operations during the first quarter of fiscal 1999. This increase in revenues resulted primarily from increased styrene sales prices and volumes. Our petrochemicals operations recorded operating income of approximately $13 million for the first quarter of fiscal 2000, whereas these operations recorded operating losses of approximately $3 million for the first quarter of fiscal 1999. This difference resulted primarily from increased styrene margins and sales volumes, which were partially offset by reduced margins in acrylonitrile and methanol.

     Revenues from our styrene operations were approximately $108 million in the first quarter of fiscal 2000, an increase of approximately 97% from the approximately $55 million in revenues we received from these operations in the first quarter of fiscal 1999. Sales prices for our styrene in the first quarter of fiscal 2000 increased approximately 67% from those realized during the first quarter of fiscal 1999. In addition, sales volumes of our styrene increased approximately 25% in the first quarter of fiscal 2000 from those realized during the first quarter of fiscal 1999. These increases in sales prices and volumes of our styrene resulted primarily from the combination of stronger market demand, operating problems experienced at several of our competitors, and generally low inventory levels worldwide. During the first quarter of fiscal 2000, prices for benzene, one of the primary raw materials for styrene, were approximately 36% higher than the prices we paid for benzene in the first quarter of fiscal 1999 and prices for ethylene, the other primary raw material for styrene, were approximately 80% higher than the prices we paid for ethylene in the first quarter of fiscal 1999. Margins on our styrene sales in the first quarter of fiscal 2000 increased from the margins we received in the first quarter of fiscal 1999, primarily as a result of the significant increase in sales prices, which more than offset our higher raw materials costs. These improved market conditions in styrene have continued through January of 2000. We cannot, however, be sure that these market conditions can be sustained or whether prices and margins will increase or decrease in the future.

     Revenues from our acrylonitrile operations were approximately $32 million in the first quarter of fiscal 2000, an increase of approximately 72% from the approximately $19 million in revenues we received from these operations in the first quarter of fiscal 1999. Sales prices for our acrylonitrile in the first quarter of fiscal 2000 increased approximately 86% from those realized during the first quarter of fiscal 1999. In addition, sales volumes of our acrylonitrile increased approximately 36% in the first quarter of fiscal 2000 from those realized during the first quarter of fiscal 1999. These increases in sales prices and volumes of our acrylonitrile resulted primarily from the combination of stronger market demand, operating problems experienced at several of our competitors, and generally low inventory levels worldwide. Our acrylonitrile facility operated at reduced rates in the first quarter of fiscal 2000 to facilitate planned tie-in work for our disodium iminodiacetic acid ("DSIDA") project. Our acrylonitrile facility will continue to operate at reduced rates during much of the second quarter of fiscal 2000 to complete these tie-ins, as well as some additional scheduled maintenance work. During the first quarter of fiscal 2000, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 67% higher than the prices we paid for propylene in the first quarter of fiscal 1999 and prices for ammonia, the other primary raw material for acrylonitrile, were approximately the same as the prices we paid for ammonia in the first quarter of fiscal 1999. Margins on our acrylonitrile sales in the first quarter of fiscal 2000 decreased from the margins we received in the first quarter of fiscal 1999, primarily as a result of the higher propylene prices, unfavorable sales mix, temporary operating problems, and the start of our scheduled shutdown for maintenance, which more than offset our significantly higher sales prices.

     Revenues from our acrylic fibers operations were approximately $16 million in the first quarter of fiscal 2000, an increase of approximately 5% from the approximately $15 million in revenues we received from these operations in the first quarter of fiscal 1999. Sales volumes for our acrylic fibers in the first quarter of fiscal 2000 increased approximately 26% from those realized during the first quarter of fiscal 1999, while sales prices for our acrylic fibers decreased approximately 16% over the same periods. The performance of our acrylic fibers operations in the first quarter of fiscal 2000 continued to be negatively impacted by weak market conditions and imports from foreign suppliers.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were approximately $41 million in the first quarter of fiscal 2000, an increase of approximately 12% from the approximately $37 million in revenues we received from these operations in the first quarter of fiscal 1999. Our other petrochemicals operations reported a decrease in operating earnings in the first quarter of fiscal 2000 compared to that realized in the first quarter of fiscal 1999. This decrease in operating earnings resulted primarily from a reduction in margins for our plasticizers caused by higher raw materials costs.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $50 million in the first quarter of fiscal 2000, an increase of approximately 6% from the approximately $47 million in revenues we received from these operations in the first quarter of fiscal 1999. This increase in revenues resulted primarily from an approximately 10% increase in sales volumes of our sodium chlorate in the first quarter of fiscal 2000 compared to those realized during the first quarter of fiscal 1999, but was partially offset by an approximately 5% decrease in sales prices for our sodium chlorate over the same periods. The increase in sales volumes of our sodium chlorate resulted primarily from increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills. Our pulp chemicals operations recorded operating earnings of approximately $7 million in both the first quarter of fiscal 2000 and the first quarter of fiscal 1999.

Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses in the first quarter of fiscal 2000 and the first quarter of fiscal 1999 remained constant at approximately $10 million.

Other Expense

     We had other expense of approximately $2 million in the first quarter of fiscal 1999 related to the workforce reductions at our Texas City, Texas facility and our Saskatoon, Saskatchewan facility.

Interest and Debt Related Expenses

     Our interest and debt related expense was approximately $30 million for the first quarter of fiscal 2000, compared to our interest and debt related expense of approximately $25 million for the first quarter of fiscal 1999. This increase resulted primarily from the higher interest rates we paid on some of our indebtedness after we refinanced that indebtedness in July of 1999 and the additional indebtedness incurred at that time.

Provision (Benefit) for Income Taxes

     Our provision for income taxes for the first quarter of fiscal 2000 was approximately $1 million, reflecting the foreign tax provision on the income of Canadian subsidiaries. Due to the recurring losses of our United States subsidiaries, in fiscal 2000 we recorded a valuation allowance in an amount equal to the benefit for income taxes generated by losses of our United States subsidiaries. Our benefit for income taxes for the first quarter of fiscal 1999 was approximately $8 million, with an effective tax rate of approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, our long-term debt, including current maturities, totaled approximately $976 million and consisted of:

o    Chemicals' two secured revolving credit facilities;

o    two secured term loans under a credit facility at our Saskatoon subsidiary;

o Chemicals' 11 1/4% Senior Subordinated Notes due 2007, 11 3/4% Senior Subordinated Notes due 2006, and 12 3/8% Senior Secured Notes due 2006; and

o    Holdings' 13 1/2% Senior Secured Discount Notes due 2008.

     On July 23, 1999, Chemicals completed a refinancing of all senior debt outstanding under its old senior credit facility by issuing its 12 3/8% Notes, establishing a revolving credit facility secured by its and some of its subsidiaries' fixed assets and certain other assets and establishing a revolving credit facility secured by its and some of its subsidiaries' working capital. The two revolving credit facilities provide an aggregate borrowing capacity of $155 million. The refinancing increased our liquidity by eliminating near-term debt amortization and financial covenants associated with the old senior credit facility, as well as by increasing revolving credit availability. Although no assurances can be given, we believe the additional liquidity provided by the refinancing, when combined with cash flows from operations and other sources of available capital, will be sufficient to enable us to operate through current market conditions for our primary petrochemicals products. This belief is largely based upon assumptions regarding the condition of the markets of our primary products over the next few years, which assumptions are based in part on published reports of industry experts. If these assumptions prove to be incorrect or there is a material deterioration in the markets for our primary products, there is a strong possibility that we would be unable to fund our operations and meet our debt service requirements over an extended period.

     Available credit under the working capital revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42.5 million. In addition, the borrowing base for the working capital revolver must exceed outstanding borrowings thereunder by $12 million at all times.

     At December 31, 1999, the total credit available under the secured revolving credit facilities was $155 million, with approximately $58 million drawn under the fixed assets revolver. Therefore, at December 31, 1999, we had additional borrowing capacity of approximately $97 million.

     The commitments for each of the secured revolving credit facilities will be permanently reduced to the extent required under the credit agreement upon prepayments made out of specific sources of funds, including assets sales by Chemicals and the co-borrowers and certain equity issuances by Holdings.

     The credit agreement and the indentures governing the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes contain numerous covenants, including, but not limited to, restrictions on our ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. In addition, these indentures and the credit agreement specify various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, none of these indentures or the credit agreement require us to satisfy any financial ratios or maintenance tests.

     The credit agreement and the indentures governing the 12 3/8% Notes, the 11 1/4% Notes, and the 11 3/4% Notes also contain provisions which restrict the ability of Chemicals to pay dividends or make loans or advances to Holdings. The most restrictive of these covenants limits these types of payments during fiscal 2000 to approximately $2.0 million, plus any amounts due to Holdings from Chemicals under our intercompany tax sharing agreement.

Standby Equity Commitments

     In December of 1998, Holdings entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs, and Koch Capital Services, Inc. Pursuant to the terms of the Standby Purchase Agreements, the purchasers committed to purchase up to
2.5 million shares of Holdings' common stock, at a price of $6.00 per share, if, as, and when requested by us at any time or from time to time prior to December 15, 2001. Under each of the Standby Purchase Agreements, we may only require the purchasers to purchase these shares if we believe that such capital is necessary to maintain, reestablish, or enhance our borrowing ability under our revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the purchasers to enter into the Standby Purchase Agreements, Holdings issued warrants to purchase an aggregate of 300,000 shares of its common stock to the purchasers at an exercise price of $6.00 per share. Under the Standby Purchase Agreements, Holdings is obligated to issue additional warrants to purchase up to 300,000 additional shares of its common stock to the purchasers if, as, and when they purchase shares of Holdings' common stock under the Standby Purchase Agreements.

Saskatoon Facility

     In July of 1997, Sterling Pulp Chemicals (Sask) Ltd., our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions. The indebtedness under the Saskatoon credit agreement is secured by substantially all of the assets of this subsidiary, including the Saskatoon facility. The Saskatoon credit agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility. A mandatory prepayment in the amount of approximately Cdn. $2 million was made in the first quarter of fiscal 2000 pursuant to this obligation.

     The Saskatoon credit agreement provides a revolving credit facility of Cdn. $8 million to be used by the Saskatoon subsidiary solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of December 31, 1999. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet the Saskatoon subsidiary's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

     Covenants contained in the Saskatoon credit agreement severely restrict our ability to access the cash flows of our Saskatoon subsidiary. In addition, as our Saskatoon subsidiary is designated as an "Unrestricted Subsidiary" under the credit agreement and the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes, our Saskatoon subsidiary's results are not considered in determining compliance with the covenants contained in those documents.

     The Saskatoon credit agreement also contains provisions which restrict the ability of our Saskatoon subsidiary to pay dividends or make advances or loans to us. The most restrictive of these covenants limits these types of payments during fiscal 2000 to approximately $1 million, plus any amounts it owes us under our intercompany tax sharing agreement.

Working Capital

     Working capital at December 31, 1999 was approximately $114 million, an increase of approximately $12 million from September 30, 1999. This increase in working capital was primarily due to an increase in the amount of our accounts receivables resulting from the higher sales prices for our styrene and acrylonitrile.

Cash Flow

     Net cash used in our operations was approximately $6 million for the first quarter of fiscal 2000, compared to net cash provided by our operations of approximately $8 million for the first quarter of fiscal 1999. This approximately $14 million decrease in net cash provided by operations was primarily due to the increase in working capital resulting from the higher sales prices and volumes of our styrene and higher sales preices for our acrylonitrile.

Capital Expenditures

     Our capital expenditures in the first quarter of fiscal 2000 and the first quarter of fiscal 1999 remained constant at approximately $6 million. Our capital expenditures in the first quarter of fiscal 2000 were primarily related to our DSIDA project, and routine safety, environmental, and replacement capital. During the remainder of fiscal 2000, we expect to spend approximately $24 million to $26 million on the DSIDA project and routine safety, environmental, and replacement capital. We expect to fund our remaining fiscal 2000 capital expenditures from operating cash flow, plus borrowings under our secured revolving credit facilities, if needed.

Year 2000 Issue

      Some computer systems and other equipment with computer chips store dates as two digits rather than four to define the applicable year. For example, these computer systems would store the year "1999" as "99". Any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year may interpret the digits "00" as the Year 1900 rather than the Year 2000. We went through the process of using both internal and external resources to address the Year 2000 issue, including the completion of a comprehensive project to upgrade our critical business systems with systems intended to be Year 2000 compliant. We have not experienced any significant system errors or failures resulting from Year 2000 issues, including over the period when the year 1999 ended and the year 2000 began. The total cost for our Year 2000 compliance projects, including system upgrades, was approximately $11 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through the first quarter of fiscal 2000, there were no significant changes in our market risk disclosures as set forth in the Annual Report.

Part II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information under "Legal Proceedings" in Note 4 of the Notes to Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended December 31, 1999. However, Holdings' Annual Meeting of Stockholders was held on January 26, 2000, at which time Holding's ten incumbent directors were re-elected, and the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending September 30, 2000 was ratified.

     The voting results for the re-election of the ten incumbent directors are as set forth below:

                                                                           FOR                  WITHHELD
                                                                        ----------              --------
       Frank P. Diassi...........................................       10,806,484               44,429
       Peter W. De Leeuw.........................................       10,804,768               46,145
       Robert W. Roten...........................................       10,810,325               40,588
       Allan R. Dragone..........................................       10,810,325               40,588
       John L. Garcia............................................       10,802,847               48,066
       Frank J. Hevrdejs.........................................       10,810,325               40,588
       Hunter Nelson.............................................       10,810,325               40,588
       George J. Damiris.........................................       10,810,325               40,588
       Rolf H. Towe..............................................       10,806,484               44,429
       William A. McMinn.........................................       10,810,325               40,588

     The voting results for the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending September 30, 2000 are as follows:

               FOR                    AGAINST              ABSTAIN
            ----------                -------              -------
            10,818,974                31,323                 316

     There were no broker non-votes for the election of directors or for the ratification and approval of the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending September 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q.


 Exhibit
 Number                 Description of Exhibit
 -------                ----------------------

 10.1     -        Key Employee Protection Plan.

 11.1     -        Earnings Per Share Calculation.

 15.1     -        Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

 27.1     -        Financial Data Schedule of Sterling Chemicals Holdings, Inc.

 27.2     -        Financial Data Schedule of Sterling Chemicals, Inc.

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


                                        STERLING CHEMICALS HOLDINGS, INC.
                                        STERLING CHEMICALS, INC.
                                        (Registrants)



Date: February 14, 2000                 /s/ PETER W. DE LEEUW
                                        ----------------------------------------
                                        Peter W. De Leeuw
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date: February 14, 2000                 /s/ GARY M. SPITZ
                                        ----------------------------------------
                                        Gary M. Spitz
                                        Vice President-Finance and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                 DESCRIPTION OF EXHIBIT
 -------                ----------------------

 10.1     -        Key Employee Protection Plan.

 11.1     -        Earnings Per Share Calculation.

 15.1     -        Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

 27.1     -        Financial Data Schedule of Sterling Chemicals Holdings, Inc.

 27.2     -        Financial Data Schedule of Sterling Chemicals, Inc.