Form 10-Q
period 2000-03-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2000-05-12
CIK 795662, 1014669

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000

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

COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    76-0502785
    (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

    1200 SMITH STREET, SUITE 1900                        (713) 650-3700
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

                                ---------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                 ---       ---

     As of May 1, 2000 Sterling Chemicals Holdings, Inc. had 12,751,201 shares of common stock outstanding. As of May 1, 2000, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.


================================================================================

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q.

PRESENTATION OF FINANCIAL STATEMENTS

     This Form 10-Q includes three separate sets of financial statements and related notes. The first set of financial statements and related notes present the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries. Holdings directly or indirectly owns all of the other subsidiaries whose financial results are included in this Form 10-Q. The first set of financial statements and related notes also present the consolidated financial position of Sterling Chemicals, Inc. ("Chemicals"), the primary operating subsidiary of Holdings, and its subsidiaries.

     Under SEC rules, specified financial information is required to be provided with respect to subsidiaries of an issuer of debt securities that guarantee the repayment of those debt securities. In addition, under different provisions of those rules, specified financial information is required to be provided with respect to subsidiaries of an issuer of debt securities whose capital stock is pledged to secure the repayment of those debt securities. Under each of these provisions, the required financial information may be omitted for any subsidiary whose operations are not considered significant for purposes of the SEC rules. In July of 1999, Chemicals issued $295 million of its 123/8% Senior Secured Notes due 2006. The obligations of Chemicals related to the 123/8% Notes were guaranteed by most of its subsidiaries incorporated in the United States (the "Guarantors"). In addition, all of the capital stock of each of the Guarantors was pledged to secure the repayment of the 123/8% Notes. Finally, 65% of the capital stock of three of our subsidiaries incorporated outside of the United States was pledged to secure the repayment of the 123/8% Notes but these subsidiaries did not guarantee the repayment of the 123/8% Notes. In order to set forth the additional financial information required by the SEC rules in a meaningful way, we have included two additional sets of financial statements and related notes in this Form 10-Q, one set that presents the combined financial statements of the Guarantors and their subsidiaries (excluding those Guarantors whose operations are not considered significant for purposes of the SEC rules) and another set that presents the financial statements of Sterling Pulp Chemicals, Ltd., which is the only foreign subsidiary whose capital stock was pledged that is considered significant for purposes of the SEC rules.

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

SUBSEQUENT EVENTS, ETC.

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of May 12, 2000, except for those statements that are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances, or developments occurring after May 12, 2000, or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

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

     This combined Form 10-Q is separately filed by Holdings and Chemicals. Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we", "our", "ours", and "us".

PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                   MARCH 31,  SEPTEMBER 30,
                                                                                     2000          1999
                                                                                   ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $   7,611    $  14,921
   Accounts receivable .........................................................     164,893      141,059
   Inventories .................................................................      82,512       70,464
   Prepaid expenses ............................................................       1,393        5,157
   Deferred tax asset ..........................................................      16,888       16,888
                                                                                   ---------    ---------
     Total current assets ......................................................     273,297      248,489

Property, plant, and equipment, net ............................................     397,705      402,723
Deferred tax asset .............................................................      37,156       37,237
Other assets ...................................................................      85,850       86,650
                                                                                   ---------    ---------
     Total assets ..............................................................   $ 794,008    $ 775,099
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ............................................................   $  87,270    $  72,961
   Accrued liabilities .........................................................      80,071       79,883
   Current portion of long-term debt ...........................................       2,652        4,246
                                                                                   ---------    ---------
     Total current liabilities .................................................     169,993      157,090

Long-term debt .................................................................     975,470      964,555
Deferred tax liability .........................................................       8,087        8,815
Deferred credits and other liabilities .........................................      78,268       76,893
Common stock held by ESOP ......................................................       2,946        2,946
Less:  unearned compensation ...................................................        (290)        (745)
Redeemable preferred stock .....................................................      22,390       20,932
Commitments and contingencies (Note 4) .........................................          --           --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,305,000 shares issued and 12,097,000 outstanding at March 31, 2000 and
      September 30, 1999 .......................................................         123          123
   Additional paid-in capital ..................................................    (542,712)    (542,712)
   Retained earnings ...........................................................     109,972      118,490
   Accumulated other comprehensive income ......................................     (27,736)     (28,768)
   Deferred compensation .......................................................         (38)         (58)
                                                                                   ---------    ---------
                                                                                    (460,391)    (452,925)
   Treasury stock, at cost, 209,000 and 208,000 shares at March 31, 2000 and
     September 30, 1999, respectively ..........................................      (2,465)      (2,462)
                                                                                   ---------    ---------
       Total stockholders' equity (deficiency in assets) .......................    (462,856)    (455,387)
                                                                                   ---------    ---------
         Total liabilities and stockholders' equity (deficiency in assets) .....   $ 794,008    $ 775,099
                                                                                   =========    =========


         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                             ---------------------------    ----------------------------
                                                                 2000          1999             2000            1999
                                                             ------------   ------------    ------------    ------------
Revenues .................................................   $    264,827   $    152,472    $    511,748    $    324,401
Cost of goods sold .......................................        220,473        148,160         436,826         303,372
                                                             ------------   ------------    ------------    ------------
Gross profit .............................................         44,354          4,312          74,922          21,029
Selling, general, and administrative expenses ............          9,596          8,801          19,466          18,457
Other expense ............................................             --          6,782              --           9,076
Interest and debt related expenses, net of
   interest income .......................................         30,461         24,492          60,231          49,951
                                                             ------------   ------------    ------------    ------------
Income (loss) before income taxes ........................          4,297        (35,763)         (4,775)        (56,455)
Provision (benefit) for income taxes .....................            996        (10,943)          2,286         (18,535)
                                                             ------------   ------------    ------------    ------------
Net income (loss) ........................................          3,301        (24,820)         (7,061)        (37,920)
Preferred stock dividends ................................            738            658           1,457           1,303
                                                             ------------   ------------    ------------    ------------
Net income (loss) attributable to common stockholders ....   $      2,563   $    (25,478)   $     (8,518)   $    (39,223)
                                                             ============   ============    ============    ============
Net income (loss) per common share, basic ................   $       0.20   $      (1.96)   $      (0.67)   $      (3.07)
                                                             ============   ============    ============    ============
Net income (loss) per common share, diluted ..............   $       0.20   $      (1.96)   $      (0.67)   $      (3.07)
                                                             ============   ============    ============    ============
Weighted average shares outstanding:

   Basic .................................................         12,651         12,466          12,632          12,446
   Diluted ...............................................         13,049         12,466          12,632          12,446





         The accompanying notes are an integral part of the consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED MARCH 31,
                                                                 --------------------------
                                                                     2000          1999
                                                                 -----------    -----------
Cash flows from operating activities:
     Net loss ................................................   $    (7,061)   $   (37,920)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization ........................        27,875         28,028
        Interest amortization ................................         2,320          1,688
        Deferred tax benefit .................................          (906)       (14,645)
        Discount notes amortization ..........................        10,439          9,197
        Early retirement programs and benefit changes ........            --          6,782
        Other ................................................            36            721
     Change in assets/liabilities:
        Accounts receivable ..................................       (23,537)        23,608
        Inventories ..........................................       (11,926)         1,755
        Prepaid expenses .....................................        14,839         (2,460)
        Other assets .........................................        (8,581)       (12,521)
        Accounts payable .....................................         5,918          6,696
        Accrued liabilities ..................................         6,962        (11,082)
        Other liabilities ....................................        (6,804)         1,383
                                                                 -----------    -----------
Net cash provided  by operating activities ...................         9,574          1,230
                                                                 -----------    -----------
Cash flows from investing activities:
     Capital expenditures ....................................       (17,718)       (12,186)
                                                                 -----------    -----------
Cash flows from financing activities:
     Proceeds from long-term debt ............................       430,375        139,982
     Repayment of long-term debt .............................      (429,639)      (135,616)
     Other ...................................................            (3)           (45)
                                                                 -----------    -----------
Net cash provided by financing activities ....................           733          4,321
                                                                 -----------    -----------
Effect of United States /Canadian exchange rate on cash ......           101             75
                                                                 -----------    -----------
Net decrease in cash and cash equivalents ....................        (7,310)        (6,560)
Cash and cash equivalents - beginning of year ................        14,921         11,168
                                                                 -----------    -----------
Cash and cash equivalents - end of period ....................   $     7,611    $     4,608
                                                                 ===========    ===========
Supplement disclosures of cash flow information:
     Interest paid, net of interest income received ..........   $   (48,199)   $   (39,406)
     Income taxes (paid) refunded ............................          (221)         5,441


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                         MARCH 31,   SEPTEMBER 30,
                                                                           2000           1999
                                                                       -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents .......................................   $     7,584    $    14,899
   Accounts receivable .............................................       167,520        143,556
   Inventories .....................................................        82,512         70,464
   Prepaid expenses ................................................            93          3,980
   Deferred tax asset ..............................................        16,888         16,888
                                                                       -----------    -----------
     Total current assets ..........................................       274,597        249,787
Property, plant, and equipment, net ................................       397,705        402,723
Deferred tax asset .................................................        18,815         19,463
Other assets .......................................................        80,160         80,133
                                                                       -----------    -----------
     Total assets ..................................................   $   771,277    $   752,106
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ................................................   $    86,950    $    72,731
   Accrued liabilities .............................................        80,112         79,883
   Current portion of long-term debt ...............................         2,652          4,246
                                                                       -----------    -----------
     Total current liabilities .....................................       169,714        156,860

Long-term debt .....................................................       817,094        816,927
Deferred tax liability .............................................         8,087          8,815
Deferred credits and other liabilities .............................        78,268         76,893
Common stock held by ESOP ..........................................         2,946          2,946
Less:  unearned compensation .......................................          (290)          (745)
Commitments and contingencies (Note 4) .............................            --             --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value ....................................            --             --
   Additional paid-in capital ......................................      (139,786)      (139,786)
   Accumulated deficit .............................................      (136,982)      (140,978)
   Accumulated other comprehensive income ..........................       (27,736)       (28,768)
   Deferred compensation ...........................................           (38)           (58)
                                                                       -----------    -----------
     Total stockholder's equity (deficiency in assets) .............      (304,542)      (309,590)
                                                                       -----------    -----------

     Total liabilities and stockholder's equity
       (deficiency in assets) ......................................   $   771,277    $   752,106
                                                                       ===========    ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                                 ---------------------------    ---------------------------
                                                                     2000           1999            2000           1999
                                                                 ------------   ------------    ------------   ------------
Revenues .....................................................   $    264,827   $    152,472    $    511,748   $    324,401
Cost of goods sold ...........................................        220,473        148,160         436,826        303,372
                                                                 ------------   ------------    ------------   ------------
Gross profit .................................................         44,354          4,312          74,922         21,029

Selling, general, and administrative expenses ................          9,502          8,663          19,336         18,201
Other expense ................................................             --          6,782              --          9,076
Interest and debt related expenses, net of interest income ...         24,901         19,601          49,304         40,241
                                                                 ------------   ------------    ------------   ------------

Income (loss) before income taxes ............................          9,951        (30,734)          6,282        (46,489)
Provision (benefit) for income taxes .........................            997         (9,099)          2,286        (14,880)
                                                                 ------------   ------------    ------------   ------------

Net income (loss) ............................................   $      8,954   $    (21,635)   $      3,996   $    (31,609)
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

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED


                                                                    SIX MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2000           1999
                                                                   ------------    ------------
Cash flows from operating activities:
     Net income (loss) .........................................   $      3,996    $    (31,609)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Depreciation and amortization ..........................         27,875          28,028
        Interest amortization ..................................          2,081           1,415
        Deferred tax benefit ...................................           (906)        (14,645)
        Early retirement programs and benefit changes ..........             --           6,782
        Other ..................................................            (90)            474
     Change in assets/liabilities:
        Accounts receivable ....................................        (23,667)         23,507
        Inventories ............................................        (11,926)          1,755
        Prepaid expenses .......................................         14,962          (1,438)
        Other assets ...........................................         (8,704)         (9,920)
        Accounts payable .......................................          5,918           6,556
        Accrued liabilities ....................................          6,962         (11,074)
        Other liabilities ......................................         (6,932)          1,391
                                                                   ------------    ------------
Net cash provided by operating activities ......................          9,569           1,222
                                                                   ------------    ------------
Cash flows from investing activities:
   Capital expenditures ........................................        (17,718)        (12,186)
                                                                   ------------    ------------
Cash flows from financing activities:
   Proceeds from long-term debt ................................        430,375         139,982
   Repayment of long-term debt .................................       (429,639)       (135,616)
   Other .......................................................             (3)            (45)
                                                                   ------------    ------------
Net cash provided by (used in) financing activities ............            733           4,321
                                                                   ------------    ------------
Effect of United States/Canadian exchange rate on cash .........            101              75
                                                                   ------------    ------------
Net decrease in cash and cash equivalents ......................         (7,315)         (6,568)
Cash and cash equivalents - beginning of year ..................         14,899          11,159
                                                                   ------------    ------------
Cash and cash equivalents - end of period ......................   $      7,584    $      4,591
                                                                   ============    ============

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received ..............   $    (48,204)   $    (39,415)
   Income taxes (paid) refunded ................................           (221)          5,441


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

                        STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly:

     o the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries as of March 31, 2000, and

     o the respective consolidated results of operations and cash flows of Holdings and its subsidiaries and Chemicals and its subsidiaries for the applicable three month and six month periods ended March 31, 2000 and March 31, 1999, respectively.

All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 1999 have been derived from the audited consolidated balance sheets as of September 30, 1999, included in the Annual Report. The accompanying consolidated financial statements as of and for the six month period ended March 31, 2000, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we", "our", "ours", and "us".

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


                                           SIX MONTHS ENDED MARCH 31,
                                           -------------------------
                                              2000          1999
                                           -----------   -----------
                                             (Dollars in Thousands)
Revenues:
   Petrochemicals ......................   $   408,470   $   232,757
   Pulp chemicals ......................       103,278        91,644
                                           -----------   -----------
Total ..................................   $   511,748   $   324,401
                                           ===========   ===========
Operating  income (loss):
   Petrochemicals ......................   $    39,501   $   (21,400)
   Pulp chemicals ......................        15,955        14,896
                                           -----------   -----------
Total ..................................   $    55,456   $    (6,504)
                                           ===========   ===========


     Our total comprehensive net income (loss) for the six month periods ended March 31, 2000 and March 31, 1999 was $6,029,000 and $36,420,000, respectively.
The total comprehensive net income (loss) of Chemicals and its subsidiaries for the six month periods ended March 31, 2000 and March 31, 1999 was $5,028,000 and $(30,109,000), respectively.

2. INVENTORIES


                                                  MARCH 31,    SEPTEMBER 30,
                                                    2000           1999
                                                ------------   ------------
                                                   (Dollars in Thousands)
Inventories consisted of the following:

Finished products ...........................   $     44,234   $     37,484

Raw materials ...............................         10,852         10,355

Inventories under exchange agreements .......          7,035          2,562

Stores and supplies .........................         20,391         20,063
                                                ------------   ------------
                                                $     82,512   $     70,464
                                                ============   ============


3. LONG-TERM DEBT


                                                 MARCH 31,   SEPTEMBER 30,
                                                   2000           1999
                                               -----------    -----------
                                                 (Dollars in Thousands)
Long-term debt consisted of the following:

Revolving credit facilities ................   $    56,186    $    54,643
Saskatoon term loans .......................        41,241         44,045
11-1/4% Notes ..............................       152,319        152,485
11-3/4% Notes ..............................       275,000        275,000
12-3/8% Notes ..............................       295,000        295,000
                                               -----------    -----------
     Total Chemicals' debt outstanding .....       819,746        821,173


13-1/2% Notes ..............................       158,376        147,628
                                               -----------    -----------
        Total Holdings' debt outstanding ...       978,122        968,801

Less:

     Current maturities ....................        (2,652)        (4,246)
                                               -----------    -----------

Total long-term debt .......................   $   975,470    $   964,555
                                               ===========    ===========


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

Environmental Regulations

     Our operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations, and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal, and other waste handling practices and equipment.

     While we believe that our business operations and facilities generally are operated in compliance in all material respects with all applicable environmental, health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, or the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of our facilities could result in our incurrence of liabilities substantially in excess of our insurance coverages.

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

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. The seven lawsuits listed below and three interventions, involving a total of approximately 1,600 plaintiffs, alleging personal injury, property damage, and nuisance claims have been filed based on this release:

     o Zabrina Alexander, et al. v. Sterling Chemicals Holdings, Inc., et al.; Case No. 00-CV0217; In the 10th - Judicial District Court of Galveston County, Texas

     o Nettie Allen, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0304; In the 10th Judicial District Court of Galveston County, Texas

     o Bobbie Adams, et al. v. Sterling Chemicals International, Inc., et al.; Case No. 00-CV0311; In the 212th Judicial District Court of Galveston County, Texas

     o Climon Davis, et al. v. Sterling Chemicals, Inc.; Case No. 00-CV0343; In the 212th Judicial District Court of Galveston County, Texas

     o James C. Allen, et al. v. Sterling Chemicals, Inc., et al.; Case No. 2000-15823; In the 152nd Judicial District Court of Harris County, Texas

     o Ida Goldman, et al. v. Sterling Chemicals, Inc. and Catalytic Industrial Maintenance Co.; Case No. - 00-CV0338; In the 56th Judicial District Court of Galveston County, Texas

     o Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC7096; In Precinct No. 3 Justice Court of Galveston County, Texas

We believe that our general liability insurance coverage is sufficient to cover all costs and expenses, including settlement payments and judgments, related to this incident in excess of the deductible, although we cannot give any assurances to that effect.

     Other Lawsuits. We are subject to various other claims and legal actions that arise in the ordinary course of our business.

Litigation Contingency

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors, and consultation with outside legal counsel, in addition to our own judgment. Based on the foregoing, as of March 31, 2000, we have accrued approximately $2.5 million as our estimate of our aggregate contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.3 million. At March 31, 2000, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $3 million. We believe that this additional reasonably possible loss would be substantially covered by insurance or indemnification. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our financial position, results of operations, or cash flows. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse impact on our financial position, results of operations, or cash flows, although we cannot give any assurances to that effect.


5. NET INCOME (LOSS) PER COMMON SHARE CALCULATION

     For purposes of computing net income (loss) per common share, net income
(loss) has been reduced by an amount equal to the fair market value at the end of the period of "Released Shares", which are shares held by Chemicals' employee stock ownership plan that have been allocated to the ESOP accounts of our employees, minus amounts previously recognized as compensation expense with respect to Released Shares, adjusted to reflect the amount of depreciation/appreciation in value of Released Shares in prior periods. This reduction in net income (loss) is made because we are obligated, under certain circumstances, to purchase from participants under the plan any shares of Holdings' common stock distributed by the ESOP to these participants. The weighted average number of outstanding shares of the common stock of Holdings and the computation of the net loss per common share are as follows (in thousands):


                                                        THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                                         --------------------------    --------------------------
                                                             2000          1999            2000             1999
                                                         ------------   ------------    ------------    ------------
Net income (loss) attributable to common
  stockholders .......................................   $      2,563   $    (25,478)   $     (8,518)   $    (39,223)

Plus depreciation in value of Released Shares ........             --          1,048              --           1,048
                                                         ------------   ------------    ------------    ------------

Net income (loss) for purpose of computing basic
  and diluted income (loss) per share ................   $      2,563   $    (24,430)   $     (8,518)   $    (38,175)
                                                         ============   ============    ============    ============

Weighted average shares outstanding for basic ........         12,651         12,466          12,632          12,446

Effect of dilutive securities:
  Warrants ...........................................            398             --              --              --
                                                         ------------   ------------    ------------    ------------

Weighted average shares outstanding for diluted ......         13,049         12,466          12,632          12,446
                                                         ============   ============    ============    ============



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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Houston, Texas
May 11, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of Chemicals' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Chemicals as of September 30, 1999, and the related consolidated statements of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Houston, Texas
May 11, 2000

                          STERLING CHEMICALS GUARANTORS
                             COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                           MARCH 31,     SEPTEMBER 30,
                                                             2000            1999
                                                          -----------    -----------
                         ASSETS
Current assets:
   Cash and cash equivalents ..........................   $       702    $     9,323
   Accounts receivable ................................        45,164         45,139
   Inventories ........................................        29,681         29,207
   Prepaid expenses ...................................            74          1,669
                                                          -----------    -----------
     Total current assets .............................        75,621         85,338

Property, plant, and equipment, net ...................       191,596        196,877
Due from affiliates ...................................       127,150        121,506
Other assets ..........................................        46,586         51,354
                                                          -----------    -----------
     Total assets .....................................   $   440,953    $   455,075
                                                          ===========    ===========


          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ...................................   $    25,799    $    22,399
   Accrued liabilities ................................        13,241         16,515
                                                          -----------    -----------
     Total current liabilities ........................        39,040         38,914

Long-term debt due to Parent ..........................       325,405        325,402
Deferred tax liability ................................         7,312          7,272
Deferred credits and other liabilities ................         8,254          7,227
Commitments and contingencies (Note 4) ................            --             --
Stockholder's equity:
   Common stock .......................................            --             --
   Additional paid-in capital .........................        92,734         92,734
   Retained earnings (accumulated deficit) ............        (5,108)        11,026
   Accumulated other comprehensive income .............       (26,684)       (27,500)
                                                          -----------    -----------
     Total stockholder's equity .......................        60,942         76,260
                                                          -----------    -----------
        Total liabilities and stockholder's equity ....   $   440,953    $   455,075
                                                          ===========    ===========




           The accompanying notes are an integral part of the combined financial statements.

                          STERLING CHEMICALS GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            MARCH 31,                   MARCH 31,
                                                   --------------------------    --------------------------
                                                      2000          1999            2000           1999
                                                   -----------    -----------    -----------    -----------
Revenues .......................................   $    62,487    $    51,859    $   118,832    $   105,504
Cost of goods sold .............................        53,957         44,534        102,978         89,778
                                                   -----------    -----------    -----------    -----------
Gross profit ...................................         8,530          7,325         15,854         15,726

Selling, general, and administrative expenses ..         5,756          4,232         11,093          9,800
Other income ...................................            --           (818)            --           (818)
Interest and debt related expenses .............         9,968          8,787         19,987         17,275
                                                   -----------    -----------    -----------    -----------

Net loss before income taxes ...................        (7,194)        (4,876)       (15,226)       (10,531)
Provision (benefit) for income taxes ...........           321         (1,219)           908         (3,283)
                                                   -----------    -----------    -----------    -----------

Net loss .......................................   $    (7,515)   $    (3,657)   $   (16,134)   $    (7,248)
                                                   ===========    ===========    ===========    ===========







           The accompanying notes are an integral part of the combined financial statements.

                          STERLING CHEMICALS GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     --------------------------
                                                                                         2000         1999
                                                                                     -----------    -----------
Cash flows from operating activities:
   Net loss ......................................................................   $   (16,134)   $    (7,248)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ...............................................        12,289         11,932
     Deferred tax expense (benefit) ..............................................            40           (484)
     Other .......................................................................            46             15
   Change in assets/liabilities:
     Accounts receivable .........................................................           (25)         2,337
     Inventories .................................................................          (474)           244
     Prepaid expenses ............................................................        12,674         (1,982)
     Due from affiliates .........................................................        (4,828)         1,411
     Other assets ................................................................       (10,217)         4,518
     Accounts payable ............................................................         3,400         (4,266)
     Accrued liabilities .........................................................        (3,278)        (1,108)
     Other liabilities ...........................................................         1,027           (512)
                                                                                     -----------    -----------

Net cash flows provided by (used in) operating activities ........................        (5,480)         4,857
                                                                                     -----------    -----------

Cash flows used in investing activities:
   Capital expenditures ..........................................................        (3,102)        (3,170)
                                                                                     -----------    -----------

Cash flows provided by (used in) financing activities:
   Net change in long-term debt due to Parent ....................................             3         (2,815)
                                                                                     -----------    -----------

Effect of United States/Canadian exchange rate on cash ...........................           (42)           (15)
                                                                                     -----------    -----------

Net decrease in cash and cash equivalents ........................................        (8,621)        (1,143)
Cash and cash equivalents--beginning of year .....................................         9,323          4,093
                                                                                     -----------    -----------
Cash and cash equivalents--end of period .........................................   $       702    $     2,950
                                                                                     ===========    ===========





           The accompanying notes are an integral part of the combined financial statements.

                          STERLING CHEMICALS GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly-owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 123/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 123/8% Notes were exchanged for publicly registered 123/8% Notes with substantially similar terms. The 123/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries. These subsidiaries consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc., and Sterling Fibers, Inc. and, together with two Canadian subsidiaries of Sterling Canada, Inc., are collectively referred to as the "Guarantors". The financial statements of the Guarantors (except for Sterling Chemicals Energy, Inc., whose securities do not constitute a substantial portion of the collateral) have been combined to produce the accompanying financial statements.

     The Guarantors manufacture chemicals for use primarily in the pulp and paper industry at four plants in Canada and a plant in Valdosta, Georgia, and manufacture acrylic fibers in a plant in Santa Rosa County, Florida. Sodium chlorate is produced at the four plants in Canada and the Valdosta plant. Sodium chlorite is produced at one of the Canadian locations. The Guarantors also license, engineer, and oversee construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of their pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills. The Guarantors produce regular textiles, specialty textiles, and technical fibers at the Santa Rosa plant, as well as licensing their acrylic fibers manufacturing technology to producers worldwide.

     In the opinion of management, the accompanying unaudited combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Guarantors as of March 31, 2000, and its combined results of operations and cash flows for the three month and six month periods ended March 31, 2000 and March 31, 1999, respectively. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited combined financial statements should be, and are assumed to have been, read in conjunction with the audited combined financial statements of the Guarantors included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying combined balance sheet as of September 30, 1999 has been derived from the Guarantors' audited combined balance sheet as of September 30, 1999 included in the Annual Report.

     The Guarantors' total comprehensive net loss for the six month periods ended March 31, 2000 and March 31, 1999 were $15,318,000 and $5,965,000, respectively.


2. INVENTORIES


                                                 MARCH 31,   SEPTEMBER 30,
                                                   2000          1999
                                                -----------   -----------
                                                  (Dollars in Thousands)
Inventories consisted of the following:
Finished products ...........................   $    18,258   $    17,513
Raw materials ...............................         1,827         2,235
Inventories under exchange agreements .......           444           170
Stores and supplies .........................         9,152         9,289
                                                -----------   -----------
                                                $    29,681   $    29,207
                                                ===========   ===========

3. LONG-TERM DEBT

     As of each of March 31, 2000 and September 30, 1999, debt allocated to the Guarantors by Chemicals was $325.4 million. At March 31, 2000, interest rates on this debt ranged from 11.25% to 12.375%.

4. COMMITMENTS AND CONTINGENCIES

   Environmental Regulations

     The Guarantors' operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations, and permit requirements. Environmental permits required for the Guarantors' operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of the Guarantors' products and the raw materials used to produce such products and, if so affected, the Guarantors' business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause the Guarantors to incur substantial costs in upgrading or redesigning their facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

     While the Guarantors believe that their business operations and facilities generally are operated in compliance in all material respects with all applicable environmental, health and safety requirements, there can be no assurance that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Guarantors, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Guarantors' facilities could result in liabilities to the Guarantors substantially in excess of their insurance coverages.

     Any significant ban on chlorine containing compounds could have a materially adverse effect on the Guarantors' financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is one of the Guarantors' pulp chemicals products. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, the Guarantors would seek to sell the products they manufacture at the British Columbia facility to customers in other markets. The Guarantors are not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.

     The Guarantors' pulp chemicals business is sensitive to environmental regulations. Regulations restricting, but not altogether banning, absorbable organic halides and other chlorine derivatives in bleach plant effluent have a favorable effect on their pulp chemicals business. Several pending lawsuits are challenging an important group of these regulations known as the "Cluster Rules." Although the Guarantors believe that the Cluster Rules will ultimately be upheld in this litigation, they cannot be sure that they will. Even if the Cluster Rules are upheld, the existence of these actions adds uncertainty as to the rate of implementation of the Cluster Rules, which may negatively affect the performance of the Guarantors' pulp chemicals business.

   Legal Proceedings

     The Guarantors are subject to various claims and legal actions that arise in the ordinary course of business. The Guarantors believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material adverse impact on their financial position or results of operations.


5. NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Guarantors are currently evaluating the accounting impact and disclosures that will be required when this statement is adopted in the first quarter of fiscal 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of

Sterling Canada, Inc.
Sterling Fibers, Inc.
Sterling Chemicals International, Inc.
Sterling Pulp Chemicals US, Inc.
Sterling Pulp Chemicals, Inc.

We have reviewed the accompanying combined balance sheet of the Guarantors (as defined in Note 1) as of March 31, 2000, and the related combined statements of operations and cash flows for the three month and six month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Guarantors' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such combined financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Guarantors as of September 30, 1999, and the related combined statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated December 9, 1999, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Houston, Texas
May 11, 2000

                          STERLING PULP CHEMICALS, LTD.
                                 BALANCE SHEETS
                     (AMOUNTS IN U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                       MARCH 31,    SEPTEMBER 30,
                                                        2000           1999
                                                     -----------    -----------
ASSETS
Current assets:
     Cash and cash equivalents ...................   $       269    $     8,481
     Accounts receivable .........................        16,324         16,840
     Due from related parties ....................         1,208          1,369
     Other receivables ...........................         1,324          2,254
     Inventories .................................         5,977          5,146
     Prepaid expenses ............................           469            633
                                                     -----------    -----------
                                                          25,571         34,723
Property, plant, and equipment, net ..............        73,584         75,531
Other assets .....................................           184            440
                                                     -----------    -----------
     Total assets ................................   $    99,339    $   110,694
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUIITY
Current liabilities:
     Accounts payable ............................   $     8,939    $     8,978
     Accrued generator construction costs ........         2,667          2,967
     Accrued liabilities .........................         6,731          7,093
     Due to related parties ......................         2,565          1,241
                                                     -----------    -----------
                                                          20,902         20,279

Note payable .....................................        57,332         56,667
Deferred tax liability ...........................         7,312          7,272
Deferred credits and other liabilities ...........         4,473          3,972
Commitments and contingencies (Note 4) ...........            --             --

Stockholder's equity:
     Common stock ................................             1              1
     Additional paid-in capital ..................         7,662         16,871
     Retained earnings ...........................        10,385         14,470
     Accumulated other comprehensive income ......        (8,728)        (8,838)
                                                     -----------    -----------
        Total stockholder's equity ...............         9,320         22,504
                                                     -----------    -----------
        Total liabilities and stockholder's
         equity ..................................   $    99,339    $   110,694
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                             financial statements.

                          STERLING PULP CHEMICALS, LTD.
                            STATEMENTS OF OPERATIONS
                     (AMOUNTS IN U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               MARCH 31,                   MARCH 31,
                                                       -------------------------   -------------------------
                                                          2000          1999          2000          1999
                                                       -----------   -----------   -----------   -----------
Revenue ............................................   $    31,499   $    24,903   $    59,939   $    51,556
Cost of goods sold .................................        26,615        22,137        50,223        44,605
                                                       -----------   -----------   -----------   -----------
Gross profit .......................................         4,884         2,766         9,716         6,951

Selling, general, and administrative expenses ......         2,691           891         4,923         3,188
Interest and debt related expenses, net ............         1,194         1,422         2,297         2,786
                                                       -----------   -----------   -----------   -----------

Income before income taxes .........................           999           453         2,496           977
Provision for income taxes .........................           321           212           902           415
                                                       -----------   -----------   -----------   -----------

Net income .........................................   $       678   $       241   $     1,594   $       562
                                                       ===========   ===========   ===========   ===========









              The accompanying notes are an integral part of these
                             financial statements.

                          STERLING PULP CHEMICALS, LTD.
                            STATEMENTS OF CASH FLOWS
                     (AMOUNTS IN U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                             -------------------------
                                                                                 2000           1999
                                                                             -----------    -----------
Cash flows from operating activities:
     Net income ..........................................................   $     1,594    $       562
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ..................................         4,105          3,791
          Deferred benefit ...............................................           (53)          (484)
          Other ..........................................................            (6)            14
     Changes in assets/liabilities:
          Accounts receivable ............................................           919            (77)
          Due from related parties .......................................           (75)            15
          Other receivables ..............................................           932             10
          Inventories ....................................................          (760)           (62)
          Prepaid expenses ...............................................           167            (92)
          Other assets ...................................................           258          3,427
          Accounts payables ..............................................          (131)           644
          Accrued generator construction costs ...........................          (353)          (954)
          Other accrued liabilities ......................................          (427)        (3,884)
          Due to related parties .........................................         1,274          2,630
          Other liabilities ..............................................           467            371
                                                                             -----------    -----------
Net cash provided by operating activities ................................         7,911          5,911
                                                                             -----------    -----------

Cash flows from investing activities:
     Capital expenditures ................................................        (1,307)        (1,369)
                                                                             -----------    -----------

Cash flows from financing activities:
     Distribution to parent ..............................................        (9,209)            --
     Dividends ...........................................................        (5,679)        (5,114)
                                                                             -----------    -----------
Net cash used in financing activities ....................................       (14,888)        (5,114)
                                                                             -----------    -----------

Effect of exchange rate on cash ..........................................            72             69
                                                                             -----------    -----------

Net decrease in cash and cash equivalents ................................        (8,212)          (503)
Cash and cash equivalents, beginning of period ...........................         8,481          3,426
                                                                             -----------    -----------
Cash and cash equivalents, end of period .................................   $       269    $     2,923
                                                                             ===========    ===========



              The accompanying notes are an integral part of these
                             financial statements.

                          STERLING PULP CHEMICALS, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

     Sterling Pulp Chemicals, Ltd. ("Sterling Pulp") is a Canadian company which operates four pulp chemicals facilities in Canada. These plants primarily produce sodium chlorate, a chemical used primarily to make chlorine dioxide, which in turn is used by pulp mills in the pulp bleaching process. Sterling Pulp also oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry. Sterling Pulp is a wholly-owned subsidiary of Sterling Canada, Inc. ("Sterling Canada"), which is a wholly-owned subsidiary of Sterling Chemicals, Inc. ("Chemicals"), a wholly owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings").

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the financial position of Sterling Pulp as of March 31, 2000, and its results of operations and cash flows for the three month and six month periods ended March 31, 2000 and March 31, 1999, respectively. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be, and are assumed to have been, read in conjunction with Sterling Pulp's annual financial statements included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying balance sheet as of September 30, 1999, has been derived from Sterling Pulp's audited balance sheet as of September 30, 1999 included in the Annual Report.

     Sterling Pulp's total comprehensive net income for the six month periods ended March 31, 2000 and March 31, 1999 was $1,704,000 and $347,000,
respectively.


2. INVENTORIES


                                              MARCH 31,   SEPTEMBER 30,
                                                 2000         1999
                                             -----------   -----------
                                            (U.S. Dollars in Thousands)
Inventories consisted of the following:
Finished products ........................   $     2,525   $     1,872
Raw materials ............................           220           209
Inventories under exchange agreements ....           394            77
Stores and supplies ......................         2,838         2,988
                                             -----------   -----------
                                             $     5,977   $     5,146
                                             ===========   ===========


3. LONG-TERM DEBT

     On August 20, 1992, Sterling Pulp entered into a $109,087,000 intercompany demand note facility with Sterling NRO, Ltd. ("Sterling NRO"), of which $57,332,000 was outstanding at March 31, 2000. Sterling NRO is also owned by Sterling Canada and is therefore related to Sterling Pulp by virtue of common control. The note has no scheduled terms of repayment and interest is calculated and payable monthly in arrears at 1.5% above the Bank of Nova Scotia prime rate. All of the indebtedness evidenced by the note is classified as long-term debt because Sterling Canada has represented that no repayments will be made before April 1, 2001.


4. COMMITMENTS AND CONTINGENCIES

Environmental and Safety Matters

     Sterling Pulp's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations, and permit requirements. Environmental permits required for Sterling Pulp's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of Sterling Pulp's products and the raw materials used to produce such products and, if so affected, Sterling Pulp's business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause Sterling Pulp to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

     While Sterling Pulp believes that its business operations and facilities generally are operated in compliance in all material respects with all applicable environmental, health and safety requirements, there can be no assurance that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of Sterling Pulp, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of Sterling Pulp's facilities could result in liabilities to Sterling Pulp substantially in excess of its insurance coverages.

     Any significant ban on chlorine containing compounds could have a materially adverse effect on Sterling Pulp's financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is one of Sterling Pulp's pulp chemicals products. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, Sterling Pulp would seek to sell the products it manufactures at its British Columbia facility to customers in other markets. Sterling Pulp is not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.

     Sterling Pulp's business is sensitive to environmental regulations. Regulations restricting, but not altogether banning, absorbable organic halides and other chlorine derivatives in bleach plant effluent have a favorable effect on Sterling Pulp. Several pending lawsuits are challenging an important group of these regulations known as the "Cluster Rules." Although Sterling Pulp believes that the Cluster Rules will ultimately be upheld in this litigation, it cannot be sure that they will. Even if the Cluster Rules are upheld, the existence of these actions adds uncertainty as to the rate of implementation of the Cluster Rules, which may negatively affect the performance of Sterling Pulp.

Legal Proceedings

     Sterling Pulp is subject to claims and legal actions that arise in the ordinary course of its business. Sterling Pulp believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material adverse impact on its financial position or results of operations.

Pledge of Common Stock

      Sterling Canada has pledged 65% of Sterling Pulp's common stock to secure its guarantee of $295,000,000 of Chemicals' 12 3/8% Senior Secured Notes due 2006.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of
Sterling Pulp Chemicals, Ltd.

We have reviewed the accompanying balance sheet of Sterling Pulp Chemicals, Ltd. ("Sterling Pulp") as of March 31, 2000, and the related statements of operations and cash flows for the three-month and six-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of Sterling Pulp's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Sterling Pulp as of September 30, 1999, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated December 9, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Chartered Accountants
Mississauga, Canada
May 11, 2000

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


RECENT DEVELOPMENTS

     During the second quarter of fiscal 2000, we generated net income of approximately $2.6 million, which was the first quarter in which we generated net income since our recapitalization in August of 1996. Our improved performance was primarily due to significant improvement in the markets for styrene during the last six months.

     Our ethylbenzene unit, an important component of our styrene unit, was shut down for repairs for approximately two weeks from late January to early February of 2000. The impact to our styrene business was minimized as a result of internal ethylbenzene inventories and spot market purchases. We also shut down our ethylbenzene unit later in the second quarter of fiscal 2000 to perform additional maintenance work. These events did not have a material adverse effect on our financial condition or results of operations.

     On January 4, 2000, Praxair Hydrogen Supply, Inc., a supplier of raw materials to our acetic acid and plasticizers facilities, experienced a mechanical failure at its Texas City facility. As a result, we were forced to temporarily shut down our acetic acid and a portion of our plasticizers facilities. Praxair finished repairing the damaged equipment on February 5, 2000. In an effort to mitigate the negative impact on our acetic acid and plasticizers operations, we performed maintenance activities at these facilities that were originally scheduled to be performed later in the fiscal quarter. In addition, we engaged in a minimal amount of borrowing, purchasing, and swapping of raw materials and product with other suppliers. This event did not have a material adverse effect on our financial condition or results of operations.

     During February of 2000, we completed a small equity investment in ChemConnect, Inc., a global internet exchange for chemicals and plastics. The investment in ChemConnect assures us a Charter Membership which entitles us to a seat on ChemConnect's e-commerce Roundtable of the World Chemical Exchange. The World Chemical Exchange is a neutral marketplace where the global chemicals and plastics industries conduct on-line trades. We completed the first on-line styrene monomer sale in early February using ChemConnect's corporate trading room.

     On April 6, 2000, we announced our intention to evaluate strategic alternatives with respect to our acrylic fibers business, Sterling Fibers, located in Santa Rosa County, Florida. This decision reflects the continuing consolidation within the worldwide fibers industry as producers pursue synergy benefits through economies of scale, cost savings, and business improvements. We have engaged a financial advisor to help us identify and evaluate a variety of options ranging from an outright sale of our acrylic fibers business to a joint venture or alliance arrangement. We do not know whether or not this process will result in a transaction. In addition, we may elect to forgo a possible transaction in favor of continuing our ownership and operation of the business. We do not currently plan to discontinue operations at the Santa Rosa facility if a transaction does not occur.

     On May 1, 2000, we announced that Peter W. De Leeuw, our President and Chief Executive Officer, was retiring effective May 8, 2000. Our Board of Directors formed a search committee and have begun an external search for a new CEO. Frank P. Diassi, our executive Chairman of the Board, has assumed the additional duties of CEO until a new CEO is hired, after which time Mr. Diassi will serve as our non-executive Chairman of the Board. We also announced that Richard K. Crump has been promoted to Executive Vice President - Operations, Gary M. Spitz (CFO) has been promoted to Executive Vice President - Finance, and David G. Elkins has been promoted to Executive Vice President - Administration and Law. In addition, in an unrelated development, George J. Damiris resigned from the Board of Directors, effective April 19, 2000. Koch Capital Services, Inc., who has the right under our 1996 Voting Agreement to designate a replacement for Mr. Damiris, subsequently waived that right.

       In May of 2000, we entered into a new 3-1/2 year ammonia supply agreement with Koch Nitrogen Company, an affiliate of one of our significant stockholders. The new ammonia supply agreement replaced our prior ammonia supply agreement with

Koch which was not scheduled to terminate until 2002. The new ammonia supply agreement requires us to purchase the same annual quantity of ammonia from Koch but at a revised formula. In connection with the execution of the new ammonia supply agreement, we made a payment to Koch of $1.2 million to settle a dispute under the old ammonia supply agreement and we also made a one-time payment to Koch of $1.8 million in exchange for the revised formula. The impact of this settlement was reflected in our financial statements for the fiscal quarter ended March 31, 2000.

RESULTS OF OPERATIONS

     Our revenues were approximately $265 million in the second quarter of fiscal 2000, an increase of approximately 74% from the approximately $152 million in revenues we received in the second quarter of fiscal 1999. Our revenues were approximately $512 million in the first six months of fiscal 2000, an increase of approximately 58% from the approximately $324 million in revenues we received in the first six months of fiscal 1999. These increases in our revenues resulted primarily from higher styrene sales prices and sales volumes attributable to the continued improved conditions in the styrene market. Our revenues were also favorably impacted by increased acrylonitrile sales prices and increased sodium chlorate sales volumes. We recorded net income attributable to common stockholders of approximately $2.6 million, or $0.20 per basic and diluted share, for the second quarter of fiscal 2000, compared to the net loss attributable to common stockholders of approximately $25.5 million, or $1.96 per basic and diluted share, we recorded for the second quarter of fiscal 1999. We recorded a net loss attributable to common stockholders of approximately $8.5 million, or $0.67 per share, for the first six months of fiscal 2000, compared to the net loss attributable to common stockholders of approximately $39.2 million, or $3.07 per share, we recorded for the first six months of fiscal 1999. Our improved performance was primarily due to increased styrene margins and sales volumes, partially offset by increased interest expense. programs and benefit changes.

Revenues, Cost of Goods Sold, and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $211 million in the second quarter of fiscal 2000, an increase of approximately 97% from the approximately $107 million in revenues we received from these operations during the second quarter of fiscal 1999. Revenues from our petrochemicals operations were approximately $409 million for the first six months of fiscal 2000, an increase of approximately 76% from the approximately $233 million in revenues we received from these operations during the first six months of fiscal 1999. These increases in revenues resulted primarily from increased styrene sales prices and volumes and to a lesser extent increased acrylonitrile sales prices. In addition, our styrene unit had a scheduled shutdown during the second quarter of fiscal 1999. Our petrochemicals operations recorded operating income of approximately $26 million for the second quarter of fiscal 2000, whereas these operations recorded operating losses of approximately $19 million for the second quarter of fiscal 1999. Our petrochemicals operations recorded operating income of approximately $40 million for the first six months of fiscal 2000, whereas these operations recorded operating losses of approximately $21 million for the first six months of fiscal 1999. The improved performance of our petrochemicals operations resulted primarily from increased styrene margins and sales volumes. In addition, our results of operations during the second quarter and first six months of fiscal 1999 were negatively impacted by a scheduled shutdown of our styrene unit during the second quarter of fiscal 1999 and a one-time non-cash charge related to early retirement programs and benefit changes.

     Revenues from our styrene operations were approximately $135 million in the second quarter of fiscal 2000, an increase of approximately 193% from the approximately $46 million in revenues we received from these operations in the second quarter of fiscal 1999. Revenues from our styrene operations were approximately $243 million in the first six months of fiscal 2000, an increase of approximately 141% from the approximately $101 million in revenues we received from these operations in the first six months of fiscal 1999. Sales prices for our styrene in the second quarter and first six months of fiscal 2000 increased approximately 108% and 86%, respectively, from those realized during the second quarter and first six months of fiscal 1999. In addition, sales volumes of our styrene in the second quarter and first six months of fiscal 2000 increased approximately 34% and 38%, respectively, from those realized during the second quarter and first six months of fiscal 1999. These increases in revenues, sales prices and volumes for our styrene resulted primarily from the combination of stronger market demand, operating problems experienced at several of our competitors, and generally low inventory levels worldwide. In addition, during the second quarter of fiscal 1999 the styrene unit was shutdown for approximately one month for routine maintenance. During the second quarter and first six months of fiscal 2000, prices for benzene, one of the primary raw materials for styrene, were approximately 75% and 56% higher, respectively, than the prices we paid for benzene in the second quarter and first six months of fiscal 1999, and prices for ethylene, the other primary raw material for styrene, were approximately 79% and 86% higher, respectively, than the prices we paid for ethylene in the second quarter and first six months of fiscal 1999. Margins on our styrene sales in the second quarter and first six months of fiscal 2000 increased from the margins we received in the second quarter and first six months of fiscal 1999, primarily as a result of the significant increase in sales prices, which more than offset our higher raw materials costs.

     Revenues from our acrylonitrile operations were approximately $24 million in the second quarter of fiscal 2000, an increase of approximately 41% from the approximately $17 million in revenues we received from these operations in the second quarter of fiscal 1999. Revenues from our acrylonitrile operations were approximately $55 million in the first six months of fiscal 2000, an increase of approximately 53% from the approximately $36 million in revenues we received from these operations in the first six months of fiscal 1999. Sales prices for our acrylonitrile in the second quarter and first six months of fiscal 2000 increased approximately 152% and 114%, respectively, from those realized during the second quarter and first six months of fiscal 1999. These increases in revenues and sales prices from our acrylonitrile resulted primarily from the combination of stronger market demand, operating problems experienced at several of our competitors, and generally low inventory levels worldwide. Sales volumes of our acrylonitrile decreased approximately 36% in the second quarter of fiscal 2000 from those realized during the second quarter of fiscal 1999. This decrease in sales volumes of our acrylonitrile was primarily the result of our acrylonitrile facilities being operated at reduced rates in the second quarter of fiscal 2000 to facilitate planned tie-in work for our disodium iminodiacetic acid ("DSIDA") project and for routine maintenance work. Sales volume of our acrylonitrile remained the same in the first six months of fiscal 2000 as those realized during the first six months of fiscal 1999. The acrylonitrile facility was operating at full operating rates in March of 2000 after the completion of the tie-in work and routine maintenance. During the second quarter and first six months of fiscal 2000, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 38% and 83% higher, respectively, than the prices we paid for propylene in the second quarter and first six months of fiscal 1999, and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 4% lower and 20% higher, respectively, than the prices we paid for ammonia in the second quarter and first six months of fiscal 1999. Although we performed a scheduled shut down of our acrylonitrile facilities and operated at lower rates during the second quarter and first six months of fiscal 2000, margins on our acrylonitrile sales in the second quarter and first six months of fiscal 2000 increased from the margins we received in the second quarter and first six months of fiscal 1999, primarily as a result of higher sales prices, which more than offset our higher raw materials prices and the impact of lower operating rates.

     Revenues from our acrylic fibers operations were approximately $19 million in the second quarter of fiscal 2000, an increase of approximately 19% from the approximately $16 million in revenues we received from these operations in the second quarter of fiscal 1999. Revenues from our acrylic fibers operations were approximately $35 million in the first six months of fiscal 2000, an increase of approximately 13% from the approximately $31 million in revenues we received from these operations in the first six months of fiscal 1999. Sales volumes of our acrylic fibers in the second quarter and first six months of fiscal 2000 increased approximately 21% and 23%, respectively, from those realized during the second quarter and first six months of fiscal 1999. Sales prices for our acrylic fibers in the second quarter and first six months of fiscal 2000 remained the same and increased approximately 8%, respectively, from those realized during the second quarter and first six months of fiscal 1999. The performance of our acrylic fibers operations in the second quarter and first six months of fiscal 2000 was negatively impacted by weak market conditions, imports from foreign suppliers, and higher raw materials cost.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were approximately $34 million in the second quarter of fiscal 2000, an increase of approximately 17% from the approximately $29 million in revenues we received from these operations in the second quarter of fiscal 1999. Revenues from our other petrochemicals were approximately $75 million in the first six months of fiscal 2000, an increase of approximately 14% from the approximately $66 million in revenues we received from these operations in the first six months of fiscal 1999. Our other petrochemicals operations reported a decrease in operating earnings in the second quarter and first six months of fiscal 2000 compared to that realized in the second quarter and first six months of fiscal 1999. This decrease in operating earnings resulted primarily from a reduction in margins for our plasticizers caused by higher raw materials costs.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $54 million in the second quarter of fiscal 2000, an increase of approximately 20% from the approximately $45 million in revenues we received from these operations in the second quarter of fiscal 1999. Revenues from our pulp chemicals operations were approximately $103 million in the first six months of fiscal 2000, an increase of approximately 12% from the approximately $92 million in revenues we received from these operations in the first six months of fiscal 1999. Sales volumes of our sodium chlorate business in the second quarter and first six months of fiscal 2000 increased approximately 10% and 9%, respectively, from those realized in the second quarter and first six months of fiscal 1999. Sales prices of our sodium chlorate in the second quarter and first six months of fiscal 2000 increased approximately 4% and 1%, respectively, from those realized in the second quarter and first six months of fiscal 1999. Our pulp chemicals operations recorded operating earnings of approximately $9 million in the second quarter of fiscal 2000 compared to operating earnings of approximately $8 million the second quarter of fiscal 1999. Our pulp chemicals operations recorded operating earnings of approximately $16 million in the first six months of fiscal 2000 compared to operating earnings of approximately $15 million the first six months of fiscal 1999. These increases in revenues, sales volumes, sales prices, and operating earnings resulted primarily from increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills.

Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses in the second quarter and first six months of fiscal 2000 were approximately $10 million and $19 million, respectively, compared to approximately $9 million and $18 million for the same periods of fiscal 1999.

Other Expense

     We had other expense of approximately $7 million and $9 million for the second quarter and first six months of fiscal 1999, respectively. These amounts relate to a one-time non-cash charge related to early retirement programs and benefit changes and workforce reductions in our petrochemicals business and at our Saskatoon, Saskatchewan, Canada plant.

Interest and Debt Related Expenses

     Our interest and debt related expense was approximately $30 million and $60 million for the second quarter and first six months of fiscal 2000, respectively, compared to approximately $24 million and $50 million for the same periods of fiscal 1999. These increases resulted primarily from the higher interest rates we paid on some of our indebtedness after we refinanced that indebtedness in July of 1999 and the payment of interest on the additional indebtedness we incurred at that time.

Provision (Benefit) for Income Taxes

     Our provision for income taxes for the second quarter and first six months of fiscal 2000 was approximately $1 million and $2 million, respectively, reflecting the foreign tax provision on the income of our Canadian subsidiaries. Due to the recurring losses of our United States subsidiaries, in fiscal 2000 we recorded a valuation allowance in an amount equal to the benefit for income taxes generated by losses from our United States subsidiaries. Our benefit for income taxes for the second quarter and first six months of fiscal 1999 was approximately $11 million and $19 million, respectively, with an effective tax rate of approximately 31% and 33%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, our long-term debt, including current maturities, totaled approximately $978 million and consisted of:

     o    Chemicals' two secured revolving credit facilities;

     o two secured term loans under a credit facility at our Saskatoon subsidiary;

     o Chemicals' 11 1/4% Senior Subordinated Notes due 2007, 11 3/4% Senior Subordinated Notes due 2006, and 12 3/8% Senior Secured Notes due 2006; and

     o    Holdings' 13 1/2% Senior Secured Discount Notes due 2008.

     On July 23, 1999, Chemicals completed a refinancing of all senior debt outstanding under its old senior credit facility by issuing its 12 3/8% Notes, establishing a revolving credit facility secured by its and some of its subsidiaries' fixed assets and certain other assets and establishing an additional revolving credit facility secured by its and some of its subsidiaries' working capital. The two revolving credit facilities provide an aggregate borrowing capacity of $155 million. The refinancing increased our liquidity by eliminating near-term debt amortization and financial covenants associated with the old senior credit facility, as well as by increasing revolving credit availability. Although no assurances can be given, we believe the additional liquidity provided by the refinancing, when combined with cash flows from operations and other sources of available capital, will be sufficient to enable us to operate through current market conditions for our primary petrochemicals products. This belief is largely based upon assumptions regarding the condition of the markets of our primary products over the next few years, which assumptions are based in part on published reports of industry experts. If these assumptions prove to be incorrect or there is a material deterioration in the markets for our primary products, there is a strong possibility that we would be unable to fund our operations and meet our debt service requirements over an extended period.

     Available credit under the working capital revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42.5 million. In addition, the borrowing base for the working capital revolver must exceed outstanding borrowings thereunder by $12 million at all times. At March 31, 2000, the total credit available under the secured revolving credit facilities was $155 million, with approximately $56 million drawn under the fixed assets revolver. Therefore, at March 31, 2000, we had additional borrowing capacity of approximately $99 million.

     The credit agreement obligates us to make mandatory prepayments of the outstanding revolving credit loans if we take certain actions, including selling certain assets owned by Chemicals and various subsidiaries and issuing equity securities of Holdings. If such a mandatory prepayment becomes due, there will be a corresponding permanent reduction of the loan commitments under the secured revolving credit facilities. We have no current plans to take any action that would trigger a mandatory prepayment of this nature.

     The credit agreement and the indentures governing the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes contain numerous covenants, including, but not limited to, annual limits on our aggregate capital expenditures and restrictions on our ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. In addition, these indentures and the credit agreement specify various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, none of these indentures or the credit agreement require us to satisfy any financial ratios or maintenance tests.

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

     The Saskatoon credit agreement provides a revolving credit facility of Cdn. $8 million to be used by the Saskatoon subsidiary solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of March 31, 2000. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet the Saskatoon subsidiary's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

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

Working Capital

     Working capital at March 31, 2000 was approximately $103 million, an increase of approximately $12 million from September 30, 1999. This increase in working capital was primarily due to an increase in the amount of our accounts receivables resulting from the higher sales prices for our styrene and acrylonitrile, offset by an increase in accounts payable as a result of changes in payment terms for some of our major raw materials and higher raw material costs.

Cash Flow

     Net cash provided by our operations was approximately $10 million for the first six months of fiscal 2000, compared to net cash provided by our operations of approximately $1 million for the first six months of fiscal 1999. This approximately $9 million increase in net cash provided by operations was primarily due to the decrease in net loss.

Capital Expenditures

     Our capital expenditures in the first six months of fiscal 2000 were approximately $18 million, compared to our capital expenditures in the first six months of fiscal 1999 of approximately $12 million. Our capital expenditures in the first six months of fiscal 2000 were primarily related to our DSIDA project, a water disposal project, and routine safety, environmental, and replacement capital. During the remainder of fiscal 2000, we expect to spend approximately $12 million to $14 million on the DSIDA project and routine safety, environmental, and replacement capital. We expect to fund our remaining fiscal 2000 capital expenditures from operating cash flow, plus borrowings under our secured revolving credit facilities, if needed.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through the first six months of fiscal 2000, there were no significant changes in our market risk disclosures as set forth in the Annual Report.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information under "Legal Proceedings" in Note 4 of the Notes to Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Holdings' Annual Meeting of Stockholders was held on January 26, 2000, at which time Holding's ten incumbent directors were re-elected, and the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending September 30, 2000 was ratified.

     The voting results for the re-election of the ten incumbent directors were as set forth below:


                               FOR          WITHHELD
                           -------------   ----------

Frank P. Diassi .........   10,806,484       44,429
Peter W. De Leeuw .......   10,804,768       46,145
Robert W. Roten .........   10,810,325       40,588
Allan R. Dragone ........   10,810,325       40,588
John L. Garcia ..........   10,802,847       48,066
Frank J. Hevrdejs .......   10,810,325       40,588
Hunter Nelson ...........   10,810,325       40,588
George J. Damiris .......   10,810,325       40,588
Rolf H. Towe ............   10,806,484       44,429
William A. McMinn .......   10,810,325       40,588

     On May 1, 2000, we announced the retirement of Peter W. De Leeuw effective May 8, 2000. In addition, in an unrelated development, George J. Damiris, designee of Koch Capital Services, Inc., resigned as a director. Koch Capital Services has waived its right under our Voting Agreement to designate a replacement.

     The voting results for the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending September 30, 2000 were as follows:


        FOR                         AGAINST                      ABSTAIN
---------------------         --------------------          -------------------
    10,818,974                      31,323                         316

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


                                             STERLING CHEMICALS HOLDINGS, INC.
                                             STERLING CHEMICALS, INC.
                                             (Registrants)



Date: May 12, 2000                           /s/ FRANK P. DIASSI
                                             -----------------------------------
                                             Frank P. Diassi
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)



Date: May 12, 2000                           /s/ GARY M. SPITZ
                                             -----------------------------------
                                             Gary M. Spitz
                                             Executive Vice President-Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


 EXHIBIT
 NUMBER     DESCRIPTION OF EXHIBIT
 ------     ----------------------
11.1     -  Earnings Per Share Calculation.

15.1     -  Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

27.1     -  Financial Data Schedule of Sterling Chemicals Holdings, Inc.

27.2     -  Financial Data Schedule of Sterling Chemicals, Inc.