Form 10-Q
period 2000-06-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2000-08-14
CIK 795662, 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 76-0502785
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)        (IRS EMPLOYER IDENTIFICATION NO.)

           1200 SMITH STREET, SUITE 1900
             HOUSTON, TEXAS 77002-4312                                           (713) 650-3700
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

                                   ----------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of July 31, 2000 Sterling Chemicals Holdings, Inc. had 12,748,757 shares of common stock outstanding. As of July 31, 2000, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

================================================================================

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Readers should consider the following information as they review this Form 10-Q.

PRESENTATION OF FINANCIAL STATEMENTS

     This Form 10-Q includes two separate sets of financial statements and related notes:

     o The first set of financial statements and related notes present both the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries. Holdings directly or indirectly owns all of the other subsidiaries whose financial results are included in this Form 10-Q and Chemicals is the primary operating subsidiary of Holdings.

     o The second set of financial statements and related notes present the combined financial position of the Guarantors and their subsidiaries (discussed below).

Under SEC rules, specified financial information is required to be provided with respect to subsidiaries of an issuer of debt securities that guarantee the repayment of those debt securities. In addition, under different provisions of those rules, specified financial information is required to be provided with respect to subsidiaries of an issuer of debt securities whose capital stock is pledged to secure the repayment of those debt securities. In July of 1999, Chemicals issued $295 million of its 123/8% Senior Secured Notes due 2006. The obligations of Chemicals related to the 123/8% Notes were guaranteed by most of its subsidiaries incorporated in the United States (the "Guarantors"). In addition, all of the capital stock of each of the Guarantors was pledged to secure the repayment of the 123/8% Notes. Finally, 65% of the capital stock of three of Chemicals' subsidiaries incorporated outside of the United States was pledged to secure the repayment of the 123/8% Notes, but these subsidiaries did not guarantee the repayment of the 123/8% Notes. In order to comply with these SEC rules, the combined financial statements and related notes of the Guarantors and their subsidiaries described above are included with this Form 10-Q.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations, and financial position, and our market sensitive financial instruments, are forward-looking statements. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, federal and state regulatory developments, our high financial leverage, the availability of skilled personnel and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied, or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties, and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS, ETC.

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of August 14, 2000, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances, or developments occurring after August 14, 2000, or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

DOCUMENT SUMMARIES

     Statements contained in this Form 10-Q describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to the Annual Report or any Form 10-Qs filed subsequent to the Annual Report.

FISCAL YEAR

     We keep our books of record and accounts based on annual accounting periods ending on September 30 of each year. Accordingly, all references in this Form 10-Q to a particular fiscal year refer to the twelve calendar month period ending on September 30 of that year.

     This combined Form 10-Q is separately filed by Holdings and Chemicals. Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we", "our", "ours", and "us."

PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                    JUNE 30,        SEPTEMBER 30,
                                                                                                      2000              1999
                                                                                                   ----------       -------------
ASSETS
Current assets:
   Cash and cash equivalents ...........................................................            $  14,603         $  14,921
   Accounts receivable .................................................................              172,920           141,059
   Inventories .........................................................................               87,916            70,464
   Prepaid expenses ....................................................................                1,288             5,157
   Deferred tax asset ..................................................................               16,888            16,888
                                                                                                    ---------         ---------
     Total current assets ..............................................................              293,615           248,489

Property, plant, and equipment, net ....................................................              386,692           402,723
Deferred tax asset .....................................................................               37,631            37,237
Other assets ...........................................................................               79,396            86,650
                                                                                                    ---------         ---------
     Total assets ......................................................................            $ 797,334         $ 775,099
                                                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ....................................................................            $  94,496         $  72,961
   Accrued liabilities .................................................................               88,009            79,883
   Current portion of long-term debt ...................................................                2,607             4,246
                                                                                                    ---------         ---------
     Total current liabilities .........................................................              185,112           157,090

Long-term debt .........................................................................              964,549           964,555
Deferred tax liability .................................................................                7,163             8,815
Deferred credits and other liabilities .................................................               79,416            76,893
Common stock held by ESOP ..............................................................                3,519             2,946
Less:  unearned compensation ...........................................................                 (244)             (745)
Redeemable preferred stock .............................................................               23,140            20,932
Commitments and contingencies (Note 4) .................................................                   --                --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,305,000 shares issued and 12,094,000 outstanding at June 30, 2000; and 12,305,000 shares
     issued and 12,097,000 outstanding at September 30, 1999 ...........................                  123               123
   Additional paid-in capital ..........................................................             (542,712)         (542,712)
   Retained earnings ...................................................................              109,365           118,490
   Accumulated other comprehensive income ..............................................              (29,605)          (28,768)
   Deferred compensation ...............................................................                  (16)              (58)
                                                                                                    ---------         ---------
                                                                                                     (462,845)         (452,925)
   Treasury stock, at cost, 211,000 and 208,000 shares at June 30, 2000 and
     September 30, 1999, respectively ..................................................               (2,476)           (2,462)
                                                                                                    ---------         ---------
       Total stockholders' equity (deficiency in assets) ...............................             (465,321)         (455,387)
                                                                                                    ---------         ---------
         Total liabilities and stockholders' equity (deficiency in assets) .............            $ 797,334         $ 775,099
                                                                                                    =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                                                      ---------------------------   --------------------------
                                                                          2000           1999           2000           1999
                                                                       ---------      ---------      ---------      ---------
Revenues .........................................................     $ 293,048      $ 181,789      $ 804,796      $ 506,190
Cost of goods sold ...............................................       249,525        169,591        686,351        472,963
                                                                       ---------      ---------      ---------      ---------
Gross profit .....................................................        43,523         12,198        118,445         33,227

Selling, general, and administrative expenses ....................        10,846          9,137         30,312         27,594
Other expense ....................................................            --          1,733             --         10,809
Interest and debt related expenses, net of interest income .......        31,297         24,760         91,528         74,711
                                                                       ---------      ---------      ---------      ---------
Income (loss) before income taxes ................................         1,380        (23,432)        (3,395)       (79,887)
Provision (benefit) for income taxes .............................           805         (7,017)         3,091        (25,552)
                                                                       ---------      ---------      ---------      ---------

Net income (loss) ................................................           575        (16,415)        (6,486)       (54,335)
Preferred stock dividends ........................................           751            672          2,208          1,975
                                                                       ---------      ---------      ---------      ---------

Net loss attributable to common stockholders .....................     $    (176)     $ (17,087)     $  (8,694)     $ (56,310)
                                                                       =========      =========      =========      =========

Net loss per common share ........................................     $   (0.05)     $   (1.37)     $   (0.72)     $   (4.43)
                                                                       =========      =========      =========      =========

Weighted average shares outstanding ..............................        12,690         12,516         12,651         12,469
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

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED JUNE 30,
                                                                     --------------------------
                                                                        2000             1999
                                                                     ---------        ---------
Cash flows from operating activities:
     Net loss ................................................       $  (6,486)       $ (54,335)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization ........................          44,042           42,375
        Interest amortization ................................           4,364            1,781
        Deferred tax benefit .................................          (1,531)         (19,198)
        Discount notes amortization ..........................          16,125           13,738
        Early retirement programs and benefit changes ........              --            6,782
        Other ................................................             328            1,089
     Change in assets/liabilities:
        Accounts receivable ..................................         (32,223)          (2,604)
        Inventories ..........................................         (17,536)          (5,195)
        Prepaid expenses .....................................           3,854           (4,896)
        Other assets .........................................          (8,169)         (12,553)
        Accounts payable .....................................          22,894           31,747
        Accrued liabilities ..................................           8,126          (16,616)
        Other liabilities ....................................           5,996            6,366
                                                                     ---------        ---------

Net cash provided  by (used in) operating activities .........          39,784          (11,519)
                                                                     ---------        ---------

Cash flows from investing activities:
     Capital expenditures ....................................         (22,131)         (17,836)
                                                                     ---------        ---------

Cash flows from financing activities:
     Proceeds from long-term debt ............................         662,755          220,769
     Repayment of long-term debt .............................        (680,695)        (196,412)
     Other ...................................................             (14)             (58)
                                                                     ---------        ---------
Net cash provided by (used in) financing activities ..........         (17,954)          24,299
                                                                     ---------        ---------

Effect of United States /Canadian exchange rate on cash ......             (17)             215
                                                                     ---------        ---------

Net decrease in cash and cash equivalents ....................            (318)          (4,841)
Cash and cash equivalents - beginning of year ................          14,921           11,168
                                                                     ---------        ---------
Cash and cash equivalents - end of period ....................       $  14,603        $   6,327
                                                                     =========        =========

Supplement disclosures of cash flow information:
     Interest paid, net of interest income received ..........       $ (59,135)       $ (56,534)
     Income taxes (paid) refunded ............................          (1,409)           5,042

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                            JUNE 30,      SEPTEMBER 30,
                                                                              2000            1999
                                                                           ---------      -------------
ASSETS
Current assets:
   Cash and cash equivalents .......................................       $  14,576        $  14,899
   Accounts receivable .............................................         175,625          143,556
   Inventories .....................................................          87,916           70,464
   Prepaid expenses ................................................              --            3,980
   Deferred tax asset ..............................................          16,888           16,888
                                                                           ---------        ---------
     Total current assets ..........................................         295,005          249,787

Property, plant, and equipment, net ................................         386,692          402,723
Deferred tax asset .................................................          19,361           19,463
Other assets .......................................................          73,938           80,133
                                                                           ---------        ---------
     Total assets ..................................................       $ 774,996        $ 752,106
                                                                           =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ................................................       $  94,496        $  72,731
   Accrued liabilities .............................................          88,089           79,883
   Current portion of long-term debt ...............................           2,607            4,246
                                                                           ---------        ---------
     Total current liabilities .....................................         185,192          156,860

Long-term debt .....................................................         800,332          816,927
Deferred tax liability .............................................           7,163            8,815
Deferred credits and other liabilities .............................          79,416           76,893
Common stock held by ESOP ..........................................           3,519            2,946
Less:  unearned compensation .......................................            (244)            (745)
Commitments and contingencies (Note 4) .............................              --               --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value ....................................              --               --
   Additional paid-in capital ......................................        (139,786)        (139,786)
   Accumulated deficit .............................................        (130,975)        (140,978)
   Accumulated other comprehensive income ..........................         (29,605)         (28,768)
   Deferred compensation ...........................................             (16)             (58)
                                                                           ---------        ---------
     Total stockholder's equity (deficiency in assets) .............        (300,382)        (309,590)
                                                                           ---------        ---------

   Total liabilities and stockholder's equity (deficiency in assets)       $ 774,996        $ 752,106
                                                                           =========        =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                              ---------------------------     --------------------------
                                                                  2000          1999              2000          1999
                                                                --------     ---------          --------     ---------
Revenues ..................................................     $293,048     $ 181,789          $804,796     $ 506,190
Cost of goods sold ........................................      249,525       169,591           686,351       472,963
                                                                --------     ---------          --------     ---------
Gross profit ..............................................       43,523        12,198           118,445        33,227

Selling, general, and administrative expenses .............       10,767         9,034            30,103        27,235
Other expense .............................................           --         1,733                --        10,809
Interest and debt related expenses, net of interest income        25,506        19,640            74,810        59,881
                                                                --------     ---------          --------     ---------

Income (loss) before income taxes .........................        7,250       (18,209)           13,532       (64,698)
Provision (benefit) for income taxes ......................          805        (5,814)            3,091       (20,694)
                                                                --------     ---------          --------     ---------

Net income (loss) .........................................     $  6,445     $ (12,395)         $ 10,441     $ (44,004)
                                                                ========     =========          ========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED

                                                              NINE MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2000             1999
                                                              ---------        ---------
Cash flows from operating activities:
     Net income (loss) ................................       $  10,441        $ (44,004)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Depreciation and amortization .................          44,042           42,375
        Interest amortization .........................           3,999            1,461
        Deferred tax benefit ..........................          (1,531)         (19,198)
        Early retirement programs and benefit changes .              --            6,782
        Other .........................................             223              307
     Change in assets/liabilities:
        Accounts receivable ...........................         (32,278)             188
        Inventories ...................................         (17,536)          (5,195)
        Prepaid expenses ..............................           4,049           (4,662)
        Other assets ..................................          (8,364)          (7,928)
        Accounts payable ..............................          22,660           28,612
        Accrued liabilities ...........................           8,206          (16,616)
        Other liabilities .............................           5,868            6,348
                                                              ---------        ---------
Net cash provided by (used in) operating activities ...          39,779          (11,530)
                                                              ---------        ---------
Cash flows from investing activities:
   Capital expenditures ...............................         (22,131)         (17,836)
                                                              ---------        ---------
Cash flows from financing activities:
   Proceeds from long-term debt .......................         662,755          220,769
   Repayment of long-term debt ........................        (680,695)        (196,412)
   Other ..............................................             (14)             (58)
                                                              ---------        ---------

Net cash provided by  (used in) financing activities ..         (17,954)          24,299
                                                              ---------        ---------

Effect of United States /Canadian exchange rate on cash             (17)             215
                                                              ---------        ---------

Net decrease in cash and cash equivalents .............            (323)          (4,852)
Cash and cash equivalents - beginning of year .........          14,899           11,159
                                                              ---------        ---------
Cash and cash equivalents - end of period .............       $  14,576        $   6,307
                                                              =========        =========
Supplement disclosures of cash flow information:
   Interest paid, net of interest income received .....       $ (59,140)       $ (56,545)
   Income taxes (paid) refunded .......................          (1,409)           5,042

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

                        STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly:

     o the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries as of June 30, 2000, and

     o the respective consolidated results of operations and cash flows of Holdings and its subsidiaries and Chemicals and its subsidiaries for the applicable three month and nine month periods ended June 30, 2000 and June 30, 1999, respectively.

All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 1999 have been derived from the audited consolidated balance sheets as of September 30, 1999, included in the Annual Report. The accompanying consolidated financial statements as of and for the nine month period ended June 30, 2000, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we", "our", "ours", and "us."

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income (loss) or stockholders' equity (deficiency in assets).

     Holdings operations are divided into two reportable segments: petrochemicals and pulp chemicals. The petrochemicals segment manufactures commodity petrochemicals and acrylic fibers. The pulp chemicals segment manufactures chemicals for use primarily in the pulp and paper industry. Operating segment information is presented below.

                            THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                            ---------------------------    --------------------------
                                2000         1999              2000         1999
                              --------     ---------         --------     ---------
                                             (Dollars in Thousands)
Revenues:
   Petrochemicals .......     $239,258     $ 133,478         $647,728     $ 366,235
   Pulp chemicals .......       53,790        48,311          157,068       139,955
                              --------     ---------         --------     ---------
Total ...................     $293,048     $ 181,789         $804,796     $ 506,190
                              ========     =========         ========     =========
Operating  income (loss):
   Petrochemicals .......     $ 23,267     $  (4,789)        $ 62,768     $ (26,189)
   Pulp chemicals .......        9,410         6,117           25,365        21,013
                              --------     ---------         --------     ---------
Total ...................     $ 32,677     $   1,328         $ 88,133     $  (5,176)
                              ========     =========         ========     =========

     Holdings' total comprehensive net income (loss) for the nine month periods ended June 30, 2000 and June 30, 1999 were $(7,323,000) and $(49,828,000), respectively. The total comprehensive net income (loss) of Chemicals and its subsidiaries for the nine month periods ended June 30, 2000 and June 30, 1999 were $9,604,000 and $(39,497,000), respectively.

2. INVENTORIES

                                                        JUNE 30,   SEPTEMBER 30,
                                                          2000         1999
                                                        --------   -------------
                                                         (Dollars in Thousands)
Inventories consisted of the following:

Finished products ...............................       $50,061       $37,484
Raw materials ...................................        11,423        10,355
Inventories under exchange agreements ...........         7,062         2,562
Stores and supplies .............................        19,370        20,063
                                                        -------       -------
                                                        $87,916       $70,464
                                                        =======       =======

3. LONG-TERM DEBT

                                                         JUNE 30,      SEPTEMBER 30,
                                                          2000             1999
                                                        ---------      -------------
                                                           (Dollars in Thousands)
Long-term debt consisted of the following :

Revolving credit facilities .....................       $  40,298        $  54,643
Saskatoon term loans ............................          40,404           44,045
11-1/4% Notes ...................................         152,237          152,485
11-3/4% Notes ...................................         275,000          275,000
12-3/8% Notes ...................................         295,000          295,000
                                                        ---------        ---------
     Total Chemicals' debt outstanding ..........         802,939          821,173
13-1/2% Notes ...................................         164,217          147,628
                                                        ---------        ---------
        Total Holdings' debt outstanding ........         967,156          968,801

Less:
     Current maturities .........................          (2,607)          (4,246)
                                                        ---------        ---------
Total long-term debt ............................       $ 964,549        $ 964,555
                                                        =========        =========

4. COMMITMENTS AND CONTINGENCIES

Product Contracts

     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, tertiary butylamine, sodium cyanide, and methanol, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices.

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

Legal Proceedings

     Nickel Carbonyl Release. A description of the nickel carbonyl lawsuits is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. As discussed therein, we continue to vigorously defend against the claims of the approximately 280 remaining plaintiffs. Additional claims and litigation against us relating to this incident may ensue. We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on us, although we cannot give any assurances to that effect.

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. The nine lawsuits listed below and five interventions, involving a total of approximately 1,561 plaintiffs, alleging personal injury, property damage, and nuisance claims have been filed based on this release:

     o Zabrina Alexander, et al. v. Sterling Chemicals Holdings, Inc., et al.; Case No. 00-CV0217; In the 10th Judicial District Court of Galveston County, Texas

     o Nettie Allen, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0304; In the 10th Judicial District Court of Galveston County, Texas

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

     o James C. Allen, et al. v. Sterling Chemicals, Inc., et al.; Case No. 2000-15823; In the 152nd Judicial District Court of Harris County, Texas

     o Ida Goldman, et al. v. Sterling Chemicals, Inc. and Catalytic Industrial Maintenance Co.; Case No. - 00-CV0338; In the 56th Judicial District Court of Galveston County, Texas

     o Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC5000305; In Precinct No. 5 Justice Court of Galveston County, Texas

     o Joe L. Kimble, et al. v. Sterling Chemicals, Inc., et al.: Case No. 00-CV0333; In the 56th Judicial District Court of Galveston County, Texas

     o Clyde Shade v. Sterling Chemicals Inc., et al,: Case No. 00-CV0328; In the 10th Judicial District court of Galveston County, Texas

We believe that our general liability insurance coverage is sufficient to cover all costs and expenses, including settlement payments and judgments, related to this incident in excess of the deductible, although we cannot give any assurances to that effect.

       Jeffords Incident. On June 26, 2000, Mr. William Jeffords IV, an independent contractor employed by Kellogg, Brown and Root, was fatally injured while operating a manlift at our Texas City plant. No claims have been made against us arising out of this incident, although we have been contacted by several attorneys claiming to represent the Jeffords family. We do not believe that we have any liability related to this incident, although we cannot give any assurances to that effect. In the event that any claim is made against us by the Jeffords family, we believe that all or substantially all out-of-pocket costs and expenses related to that claim would be covered by indemnification from Kellogg, Brown and Root and our liability insurance policies. We do not believe that any claim or litigation arising out of this incident will have a material adverse effect on us, although we cannot give any assurance to that effect.

     Other Lawsuits. We are subject to various other claims and legal actions that arise in the ordinary course of our business.

Litigation Contingency

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information, as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our judgment, our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors, and consultation with outside legal counsel. Based on the foregoing, as of June 30, 2000, we have accrued approximately $2.5 million as our estimate of our aggregate contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.3 million. At June 30, 2000, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $3 million. We believe that this additional reasonably possible loss would be substantially covered by insurance or indemnification. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our financial position, results of operations, or cash flows, although we cannot give any assurances to that effect. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse impact on our financial position, results of operations, or cash flows, although we cannot give any assurances to that effect.

5. NET INCOME (LOSS) PER COMMON SHARE CALCULATION

     For purposes of computing net loss per common share, net loss has been impacted by an amount equal to the fair market value at the end of the period of "Released Shares," which are shares held by Chemicals' employee stock ownership plan that have been allocated to the ESOP accounts of our employees, minus amounts previously recognized as compensation expense with respect to Released Shares, adjusted to reflect the amount of depreciation/appreciation in value of Released Shares in prior periods. This impact in net loss is made because we are obligated, under certain circumstances, to purchase any shares of Holdings' common stock distributed by the ESOP to participants under the plan from those participants. The weighted average number of outstanding shares of common stock of Holdings and the computation of the net loss per common share are as follows (in thousands):

                                                       THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                       ---------------------------     --------------------------
                                                          2000            1999            2000            1999
                                                        --------        --------        --------        --------
Net loss attributable to common stockholders ....       $   (176)       $(17,087)       $ (8,694)       $(56,310)

Depreciation (appreciation) in value of Released
  Shares ........................................           (431)             --            (431)          1,048
                                                        --------        --------        --------        --------
Net loss for purpose of computing loss per share        $   (607)       $(17,087)       $ (9,125)       $(55,262)
                                                        ========        ========        ========        ========
Weighted average shares outstanding .............         12,690          12,516          12,651          12,469
                                                        ========        ========        ========        ========
Net loss per common share .......................       $  (0.05)       $  (1.37)       $  (0.72)       $  (4.43)
                                                        ========        ========        ========        ========


6. NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are currently evaluating the accounting impact and disclosures required when these statements are adopted in the first quarter of fiscal 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 10, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of Sterling Chemicals, Inc.

We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of June 30, 2000, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of Chemicals' management.

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


DELOITTE & TOUCHE LLP

Houston, Texas
August 10, 2000

                          STERLING CHEMICALS GUARANTORS
                             COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                          JUNE 30,      SEPTEMBER 30,
                                                            2000            1999
                                                         ---------      -------------
                         ASSETS

Current assets:
   Cash and cash equivalents .....................       $     476        $   9,323
   Accounts receivable ...........................          48,625           45,240
   Inventories ...................................          30,677           29,207
   Prepaid expenses ..............................             429            1,669
                                                         ---------        ---------
     Total current assets ........................          80,207           85,439

Property, plant, and equipment, net ..............         191,306          201,692
Due from affiliates ..............................         168,428          157,882
Other assets .....................................          32,556           43,814
                                                         ---------        ---------
     Total assets ................................       $ 472,497        $ 488,827
                                                         =========        =========


          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable ..............................       $  33,821        $  22,695
   Accrued liabilities ...........................          14,205           16,515
                                                         ---------        ---------
     Total current liabilities ...................          48,026           39,210

Long-term debt due to Parent .....................         351,337          351,337
Deferred tax liability ...........................           7,326            7,272
Deferred credits and other liabilities ...........           8,461            7,227
Commitments and contingencies (Note 4) ...........              --               --
Stockholder's equity:
   Common stock ..................................              --               --
   Additional paid-in capital ....................          92,735           92,735
   Retained earnings (accumulated deficit) .......          (7,263)          18,546
   Accumulated other comprehensive income ........         (28,125)         (27,500)
                                                         ---------        ---------
     Total stockholder's equity ..................          57,347           83,781
                                                         ---------        ---------
        Total liabilities and stockholder's equity       $ 472,497        $ 488,827
                                                         =========        =========

               The accompanying notes are an integral part of the
                         combined financial statements.

                          STERLING CHEMICALS GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                       ----------------------     -------------------------
                                                         2000          1999          2000            1999
                                                       --------      --------      ---------      ---------
Revenues .........................................     $ 63,248      $ 47,166      $ 183,155      $ 153,147
Cost of goods sold ...............................       54,477        37,488        158,530        127,743
                                                       --------      --------      ---------      ---------
Gross profit .....................................        8,771         9,678         24,625         25,404

Selling, general, and administrative expenses ....        5,969         4,529         17,062         14,329
Other expense ....................................           --         1,500             --            682
Interest and debt related expenses ...............       10,824         9,525         32,384         28,128
                                                       --------      --------      ---------      ---------

Net loss before income taxes .....................       (8,022)       (5,876)       (24,821)       (17,735)
Provision (benefit) for income taxes .............          801        (1,895)         1,709         (5,603)
Equity in (earnings) losses of joint venture .....          (84)         (714)          (721)        (1,811)
                                                       --------      --------      ---------      ---------
Net loss .........................................     $ (8,739)     $ (3,267)     $ (25,809)     $ (10,321)
                                                       ========      ========      =========      =========

               The accompanying notes are an integral part of the
                         combined financial statements.

                          STERLING CHEMICALS GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         ------------------------
                                                                                           2000            1999
                                                                                         --------        --------
Cash flows from operating activities:
   Net loss ......................................................................       $(25,809)       $(10,321)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ...............................................         19,105          18,526
     Deferred tax expense ........................................................             54             320
     Other .......................................................................             54            (151)
   Change in assets/liabilities:
     Accounts receivable .........................................................         (3,385)           (296)
     Inventories .................................................................         (1,470)          1,000
     Prepaid expenses ............................................................          1,240          (3,921)
     Due from affiliates .........................................................        (11,171)          8,766
     Other assets ................................................................          7,471           1,878
     Accounts payable ............................................................         11,126          (2,467)
     Accrued liabilities .........................................................         (2,316)         (3,497)
     Other liabilities ...........................................................          1,234             (19)
                                                                                         --------        --------
Net cash flows used in operating activities ......................................         (3,867)          9,818
                                                                                         --------        --------
Cash flows used in investing activities:
   Capital expenditures ..........................................................         (4,932)         (5,111)
                                                                                         --------        --------
Cash flows used in financing activities:
   Net change in long-term debt due to Parent ....................................             --          (6,548)
                                                                                         --------        --------
Effect of United States/Canadian exchange rate on cash ...........................            (48)            152
                                                                                         --------        --------
Net decrease in cash and cash equivalents ........................................         (8,847)         (1,689)
Cash and cash equivalents--beginning of year .....................................          9,323           4,093
                                                                                         --------        --------
Cash and cash equivalents--end of period .........................................       $    476        $  2,404
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

                          STERLING CHEMICALS GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly-owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 123/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 123/8% Notes were exchanged for publicly registered 123/8% Notes with substantially similar terms. The 123/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries. These subsidiaries consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc., and Sterling Fibers, Inc. and, together with two Canadian subsidiaries of Sterling Canada, Inc., are collectively referred to as the "Guarantors." The financial statements of the Guarantors have been combined to produce the accompanying financial statements.

     The Guarantors manufacture chemicals for use primarily in the pulp and paper industry at four plants in Canada and a plant in Valdosta, Georgia, and manufacture acrylic fibers in a plant in Santa Rosa County, Florida. Sodium chlorate is produced at the four plants in Canada and the Valdosta plant. Sodium chlorite is produced at one of the Canadian locations. The Guarantors also license, engineer, and oversee construction of large-scale chlorine dioxide generators, which convert sodium chlorate into chlorine dioxide, for the pulp and paper industry. The Guarantors produce regular textiles, specialty textiles, and technical fibers at the Santa Rosa plant, as well as licensing their acrylic fibers manufacturing technology to producers worldwide.

     In the opinion of management, the accompanying unaudited combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Guarantors as of June 30, 2000, and its combined results of operations and cash flows for the three month and nine month periods ended June 30, 2000 and June 30, 1999, respectively. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited combined financial statements should be, and are assumed to have been, read in conjunction with the audited combined financial statements of the Guarantors included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying combined balance sheet as of September 30, 1999 has been derived from the Guarantors' audited combined balance sheet as of September 30, 1999 included in the Annual Report.

     The Guarantors' total comprehensive net loss for the nine month periods ended June 30, 2000 and June 30, 1999 were $26,434,000 and $6,509,000, respectively.

2. INVENTORIES

                                                        JUNE 30,     SEPTEMBER 30,
                                                          2000           1999
                                                        --------     -------------
                                                         (Dollars in Thousands)
Inventories consisted of the following:
Finished products ...............................       $ 20,069        $17,513
Raw materials ...................................          1,805          2,235
Inventories under exchange agreements ...........           (113)           170
Stores and supplies .............................          8,916          9,289
                                                        --------        -------
                                                        $ 30,677        $29,207
                                                        ========        =======

3. LONG-TERM DEBT

     As of each of June 30, 2000 and September 30, 1999, debt allocated to the Guarantors by Chemicals was $351.3 million. At June 30, 2000, interest rates on this debt ranged from 11.25% to 12.375%.

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

5. NEW ACCOUNTING STANDARDS

     Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Guarantors are currently evaluating the accounting impact and disclosures that will be required when these statements are adopted in the first quarter of fiscal 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of

Sterling Canada, Inc.
Sterling Chemicals Energy, Inc.
Sterling Chemicals International, Inc.
Sterling Fibers, Inc.
Sterling Pulp Chemicals, Inc.
Sterling Pulp Chemicals US, Inc.

We have reviewed the accompanying combined balance sheet of the Guarantors (as defined in Note 1) as of June 30, 2000, and the related combined statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Guarantors' management.

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

Houston, Texas
August 10, 2000

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

RECENT DEVELOPMENTS

     On April 6, 2000, we announced our intention to evaluate strategic alternatives with respect to our acrylic fibers business, Sterling Fibers, located in Santa Rosa County, Florida. This decision reflects the continuing consolidation within the worldwide fibers industry, as producers pursue synergy benefits through economies of scale, cost savings, and business improvements. We have engaged Schnitzius & Vaughn, an investment banking firm, to help us identify and evaluate a variety of options ranging from an outright sale of our acrylic fibers business to a joint venture or alliance arrangement. We do not know whether this process will result in a transaction. In addition, even if an acceptable purchaser or joint venture partner is identified, we may elect to forgo that transaction.

     On May 1, 2000, we announced that Peter W. De Leeuw, our President and Chief Executive Officer, was retiring effective May 8, 2000. Our Board of Directors has formed a search committee and has begun an external search for a new CEO. Frank P. Diassi, our executive Chairman of the Board, has assumed the additional duties of CEO until a new CEO is hired, after which time Mr. Diassi will serve as our non-executive Chairman of the Board. We also announced that Richard K. Crump has been promoted to Executive Vice President - Operations, Gary M. Spitz (CFO) has been promoted to Executive Vice President - Finance, and David G. Elkins has been promoted to Executive Vice President - Administration and Law. In addition, in an unrelated development, George J. Damiris resigned from our Board of Directors, effective April 19, 2000. Koch Capital Services, Inc., who has the right under our 1996 Voting Agreement to designate a replacement for Mr. Damiris, subsequently waived that right.

       In May of 2000, we entered into a new 3-1/2 year ammonia supply agreement with Koch Nitrogen Company, an affiliate of one of our significant stockholders. The new ammonia supply agreement replaced our prior ammonia supply agreement with Koch which was not scheduled to terminate until 2002. The new ammonia supply agreement requires us to purchase the same annual quantity of ammonia from Koch but at a revised pricing formula. In connection with the execution of the new ammonia supply agreement, we made a payment to Koch of $1.2 million to settle a dispute under the old ammonia supply agreement, and we also made a one-time payment to Koch of $1.8 million in exchange for the revised pricing formula. The impact of this settlement was reflected in our financial statements during the first nine months of fiscal 2000.

     On June 29, 2000, we, in conjunction with BP Chemicals, announced a multi-year contract with Methanex Corporation for the purchase of our respective methanol requirements from Methanex. At the same time, we granted Methanex exclusive rights to acquire the output of our methanol plant, which we continue to own. In conjunction with this agreement, Methanex chose to shutdown our methanol plant July 1, 2000 and provide our methanol requirements with imports.

     On July 15, 2000, Praxair Hydrogen Supply, Inc., a supplier of raw materials to our acetic acid and plasticizers facilities, experienced a mechanical failure at its Texas City facility. As a result, we were forced to temporarily shut down our acetic acid facilities and a portion of our plasticizers facilities. In an effort to mitigate the negative impact on our acetic acid and plasticizers operations, we performed maintenance activities at these facilities that were originally scheduled to be performed at a later date. This event is not expected to have a material adverse affect on our financial condition or results of operations in the fourth fiscal quarter.

     Spot prices for styrene peaked early in the third fiscal quarter at approximately $0.50 per pound. However, the completion of several industry turnarounds early in the quarter, combined with decreased styrene purchases by customers in Asia and lower polystyrene operating rates, caused spot prices to decline to approximately $0.30 per pound by the end of the quarter. Spot prices have continued to be in the $0.30-$0.35 per pound range for the first part of our fiscal fourth quarter. This decline in sales prices together with higher raw materials and energy costs, has resulted in a significant decrease in styrene margins.

RESULTS OF OPERATIONS

     Our revenues were approximately $293 million in the third quarter of fiscal 2000, an increase of approximately 61% from the approximately $182 million in revenues we received in the third quarter of fiscal 1999. Our revenues were approximately $805 million in the first nine months of fiscal 2000, an increase of approximately 59% from the approximately $506 million in revenues we received in the first nine months of fiscal 1999. These increases in our revenues resulted primarily from higher styrene sales prices and sales volumes attributable to improved conditions in the styrene market. Our revenues were also favorably impacted by increased acrylonitrile sales prices and volumes. We recorded a net loss attributable to common stockholders of approximately $0.2 million, or $0.05 per share, for the third quarter of fiscal 2000, compared to the net loss attributable to common stockholders of approximately $17.1 million, or $1.37 per share, we recorded for the third quarter of fiscal 1999. We recorded a net loss attributable to common stockholders of approximately $8.7 million, or $0.72 per share, for the first nine months of fiscal 2000, compared to the net loss attributable to common stockholders of approximately $56.3 million, or $4.43 per share, we recorded for the first nine months of fiscal 1999. Our improved performance was primarily due to increased styrene margins and sales volumes and, to a lesser extent, increased acrylonitrile sales prices and volumes, partially offset by increased interest expense. In addition, our performance during the first nine months of fiscal 1999 was negatively impacted by a one-time non-cash charge related to early retirement programs and benefit changes and workforce reductions in our petrochemicals business and our pulp chemicals business.

Revenues, Cost of Goods Sold, and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $239 million in the third quarter of fiscal 2000, an increase of approximately 78% from the approximately $134 million in revenues we received from these operations during the third quarter of fiscal 1999. Revenues from our petrochemicals operations were approximately $648 million for the first nine months of fiscal 2000, an increase of approximately 77% from the approximately $366 million in revenues we received from these operations during the first nine months of fiscal 1999. These increases in revenues resulted primarily from increased styrene sales prices and volumes, and to a lesser extent, increased acrylonitrile sales prices and volumes. In addition, the first nine months of fiscal 1999 were negatively impacted by our styrene unit's scheduled shutdown during the second quarter of fiscal 1999. Our petrochemicals operations recorded operating income of approximately $23 million for the third quarter of fiscal 2000, whereas these operations recorded operating losses of approximately $12 million for the third quarter of fiscal 1999. Our petrochemicals operations recorded operating income of approximately $63 million for the first nine months of fiscal 2000, whereas these operations recorded operating losses of approximately $26 million for the first nine months of fiscal 1999. The improved performance of our petrochemicals operations resulted primarily from increased styrene margins and sales volumes and, to a lesser extent, increased acrylonitrile sales prices and volumes. In addition, our results of operations during the first nine months of fiscal 1999 were negatively impacted by a scheduled shutdown of our styrene unit during the second quarter of fiscal 1999 and a one-time non-cash charge related to early retirement programs and benefit changes.

     Revenues from our styrene operations were approximately $131 million in the third quarter of fiscal 2000, an increase of approximately 111% from the approximately $62 million in revenues we received from these operations in the third quarter of fiscal 1999. Revenues from our styrene operations were approximately $374 million in the first nine months of fiscal 2000, an increase of approximately 129% from the approximately $163 million in revenues we received from these operations in the first nine months of fiscal 1999. Sales prices for our styrene in the third quarter and first nine months of fiscal 2000 increased approximately 101% and 86%, respectively, from those realized during the third quarter and first nine months of fiscal 1999. In addition, sales volumes of our styrene in the third quarter and first nine months of fiscal 2000 increased approximately 13% and 28%, respectively, from those realized during the third quarter and first nine months of fiscal 1999. These increases in revenues, sales prices, and volumes for our styrene resulted primarily from the combination of stronger market demand, previous operating problems experienced at several of our competitors, and generally low inventory levels worldwide. In addition, during the second quarter of fiscal 1999, our styrene unit was shutdown for approximately one month for routine maintenance. During the third quarter and first nine months of fiscal 2000, prices for benzene, one of the primary raw materials for styrene, were approximately 68% and 53% higher, respectively, than the prices we paid for benzene in the third quarter and first nine months of fiscal 1999, and prices for ethylene, the other primary raw material for styrene, were approximately 98% and 67% higher, respectively, than the prices we paid for ethylene in the third quarter and first nine months of fiscal 1999. Margins on our styrene sales in the third quarter and first nine months of fiscal 2000 increased from the margins we received in the third quarter and first nine months of fiscal 1999, primarily as a result of the significant increase in sales prices, which more than offset our higher raw materials and energy costs.

     Revenues from our acrylonitrile operations were approximately $42 million in the third quarter of fiscal 2000, an increase of approximately 147% from the approximately $17 million in revenues we received from these operations in the third quarter of fiscal 1999. Revenues from our acrylonitrile operations were approximately $98 million in the first nine months of fiscal 2000, an increase of approximately 85% from the approximately $53 million in revenues we received from these operations in the first nine months of fiscal 1999. Sales prices for our acrylonitrile in the third quarter and first nine months of fiscal 2000 increased approximately 178% and 127%, respectively, from those realized during the third quarter and first nine months of fiscal 1999. These increases in revenues and sales prices from our acrylonitrile resulted primarily from the combination of stronger market demand, previous operating problems experienced at several of our competitors, and generally low inventory levels worldwide. Sales volumes of our acrylonitrile increased approximately 32% in the third quarter and first nine months of fiscal 2000 from those realized during the third quarter and first nine months of fiscal 1999. This increase in sales volumes of our acrylonitrile was primarily the result of our acrylonitrile facilities being operated at increased rates following the completion of work related to the DSIDA project and improved market conditions. During the third quarter and first nine months of fiscal 2000, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 73% and 106% higher, respectively, than the prices we paid for propylene in the third quarter and first nine months of fiscal 1999, and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 16% and 12% higher, respectively, than the prices we paid for ammonia in the third quarter and first nine months of fiscal 1999. Margins on our acrylonitrile sales in the third quarter and first nine months of fiscal 2000 increased from the margins we received in the third quarter and first nine months of fiscal 1999, primarily as a result of higher sales prices, which more than offset our higher raw materials prices.

     Revenues from our acrylic fibers operations were approximately $19 million in the third quarter of fiscal 2000, an increase of approximately 12% from the approximately $17 million in revenues we received from these operations in the third quarter of fiscal 1999. Revenues from our acrylic fibers operations were approximately $53 million in the first nine months of fiscal 2000, an increase of approximately 10% from the approximately $48 million in revenues we received from these operations in the first nine months of fiscal 1999. Sales volumes of our acrylic fibers in the third quarter and first nine months of fiscal 2000 increased approximately 1% and 15%, respectively, from those realized during the third quarter and first nine months of fiscal 1999. Sales prices for our acrylic fibers in the third quarter and first nine months of fiscal 2000 increased approximately 9% and decreased approximately 3%, respectively, from those realized during the third quarter and first nine months of fiscal 1999. The performance of our acrylic fibers operations in the third quarter and first nine months of fiscal 2000 was negatively impacted by weak market conditions, imports from foreign suppliers, and higher raw materials and energy costs.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were approximately $47 million in the third quarter of fiscal 2000, an increase of approximately 27% from the approximately $37 million in revenues we received from these operations in the third quarter of fiscal 1999. Revenues from our other petrochemicals were approximately $122 million in the first nine months of fiscal 2000, an increase of approximately 18% from the approximately $103 million in revenues we received from these operations in the first nine months of fiscal 1999. These increases in revenues resulted primarily from increased methanol sales volumes. Our other petrochemicals operations reported a decrease in operating earnings in the third quarter and first nine months of fiscal 2000 compared to that realized in the third quarter and first nine months of fiscal 1999. This decrease in operating earnings resulted primarily from a reduction in margins for our plasticizers caused by higher raw materials costs.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $54 million in the third quarter of fiscal 2000, an increase of approximately 13% from the approximately $48 million in revenues we received from these operations in the third quarter of fiscal 1999. Revenues from our pulp chemicals operations were approximately $157 million in the first nine months of fiscal 2000, an increase of approximately 12% from the approximately $140 million in revenues we received from these operations in the first nine months of fiscal 1999. Sales volumes of our sodium chlorate business in the third quarter and first nine months of fiscal 2000 increased approximately 6% and 8%, respectively, from those realized in the third quarter and first nine months of fiscal 1999. Sales prices of our sodium chlorate in the third quarter and first nine months of fiscal 2000 increased approximately 4% and 2%, respectively, from those realized in the third quarter and first nine months of fiscal 1999. Our pulp chemicals operations recorded operating earnings of approximately $9 million in the third quarter of fiscal 2000 compared to operating earnings of approximately $6 million the third quarter of fiscal 1999. Our pulp chemicals operations recorded operating earnings of approximately $25 million in the first nine months of fiscal 2000 compared to operating earnings of approximately $21 million the first nine months of fiscal 1999. These increases in revenues, sales volumes, sales prices, and operating earnings resulted primarily from increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills.

Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses in the third quarter and first nine months of fiscal 2000 were approximately $11 million and $30 million, respectively, compared to approximately $9 million and $28 million for the same periods of fiscal 1999. These increases are primarily the result of the increase in variable compensation costs as a result of improved business performance.

Other Expense

     We had other expense of approximately $2 million and $11 million for the third quarter and first nine months of fiscal 1999, respectively. These amounts relate to a one-time non-cash charge related to early retirement programs and benefit changes and additional amounts related to workforce reductions in our petrochemicals business and our pulp chemicals business.

Interest and Debt Related Expenses

     Our interest and debt related expense was approximately $31 million and $92 million for the third quarter and first nine months of fiscal 2000, respectively, compared to approximately $25 million and $75 million for the same periods of fiscal 1999, respectively. These increases resulted primarily from the higher interest rates we paid on some of our indebtedness after we refinanced that indebtedness in July of 1999 and the payment of interest on the additional indebtedness we incurred at that time.

Provision (Benefit) for Income Taxes

     Our provision for income taxes for the third quarter and first nine months of fiscal 2000 was approximately $1 million and $3 million, respectively, reflecting the foreign tax provision on the income of our Canadian subsidiaries. Due to the recurring losses of our United States subsidiaries, in fiscal 2000 we recorded a valuation allowance in an amount equal to the benefit for income taxes generated by losses from our United States subsidiaries. Our benefit for income taxes for the third quarter and first nine months of fiscal 1999 was approximately $7 million and $26 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, our long-term debt, including current maturities, totaled approximately $967 million and consisted of:

     o    Chemicals' two secured revolving credit facilities;

     o two secured term loans under a credit facility at our Saskatoon subsidiary;

     o Chemicals' 11 1/4% Senior Subordinated Notes due 2007, 11 3/4% Senior Subordinated Notes due 2006, and 123/8% Senior Secured Notes due 2006; and

     o    Holdings' 13 1/2% Senior Secured Discount Notes due 2008.

     On July 23, 1999, Chemicals completed a refinancing of all senior debt outstanding under its old senior credit facility by issuing its 123/8% Notes, establishing a revolving credit facility secured by its and some of its subsidiaries' fixed assets and certain other assets and establishing an additional revolving credit facility secured by its and some of its subsidiaries' working capital. The two revolving credit facilities provide an aggregate borrowing capacity of $155 million. The refinancing increased our liquidity by eliminating near-term debt amortization and financial covenants associated with the old senior credit facility, as well as by increasing revolving credit availability. Although no assurances can be given, we believe the additional liquidity provided by the refinancing, when combined with cash flows from operations and other sources of available capital, will be sufficient to enable us to operate through current and expected market conditions for our primary petrochemicals products through at least fiscal 2001. This belief is largely based upon assumptions regarding the condition of the markets of our primary products over the next few years, which assumptions are based in part on published reports of industry experts. If these assumptions prove to be incorrect or there is a material deterioration in the markets for our primary products, there is a strong possibility that we would be unable to fund our operations and meet our debt service requirements over an extended period.

     As noted in the Annual Report, dividend restrictions in the indentures governing the 123/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes allow Chemicals to pay dividends to Holdings in connection with required interest payments on the 13 1/2% Notes only if the ratio of the consolidated EBITDA of Chemicals and certain of its subsidiaries to their interest expense is 2.0 to
1.0 or greater, on a trailing four quarter basis. Holdings currently has no source of funds to make interest payments on the 13 1/2% Notes other than dividends from Chemicals and must make the first cash interest payment on the 13 1/2% Notes on February 15, 2002. Based upon our anticipated consolidated interest expense for the four quarter period ending December 31, 2001, Chemicals and its subsidiaries (excluding our subsidiary that conducts operations in Saskatoon) would need to generate approximately $190 million in consolidated EBITDA during such four quarter period in order to pay a dividend to Holdings to make the required cash interest payment on February 15, 2002. While there is a possibility that Chemicals could generate sufficient EBITDA to pay dividends to Holdings for the purpose of paying one or more of the initial interest payments on the 13 1/2% Notes, we can give no assurances to that effect. Moreover, we believe that it is unlikely that Chemicals will generate sufficient EBITDA to pay dividends to Holdings every time an interest payment becomes due on the 13 1/2% Notes through their maturity in 2008. The permissible methods for reducing the risk of a cash interest payment default on the 13 1/2% Notes are limited in scope and amount and no assurances can be given that any such permissible method will be available or sufficient.

     If Holdings fails to make a required interest payment on the 13 1/2% Notes, the holders would have certain remedies available to them under the Indenture, including the option of accelerating the maturity of the 13 1/2% Notes. A default under the 13 1/2% Notes will not, in and of itself, cause a default under the Indentures for 123/8% Notes, the 11 3/4% Notes or the 11 1/4% Notes. However, a default under the 13 1/2% Notes will cause a default under Chemicals' Credit Agreement, giving the lenders under the Credit Agreement the option of accelerating the indebtedness under the Credit Agreement and terminating all commitments to lend under the Credit Agreement. If the indebtedness under the Credit Agreement is accelerated, a default will occur under the Indentures for the 123/8% Notes, the 11 3/4% Notes or the 11 1/4% Notes. Consequently, whether a default under the 13-1/2% Notes Indenture results in a default under the Indentures for the 123/8% Notes, the 11 3/4% Notes or the 11 1/4% Notes depends on the actions of the lenders under the Credit Agreement. If the lenders under the Credit Agreement do not accelerate the indebtedness under the Credit Agreement, the default under the 13 1/2% Notes Indenture will have no effect under the Credit Agreement or the Indentures for the 123/8% Notes, the 11 3/4% Notes or the 11 1/4% Notes. We cannot predict what actions (if any) any of our lenders or noteholders would take following a default under the 13 1/2% Notes. Additional possible implications of a default under the 13-1/2% Notes are described in the Annual Report.

     Available credit under the working capital revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42.5 million. In addition, the borrowing base for the working capital revolver must exceed outstanding borrowings thereunder by $12 million at all times. At June 30, 2000, the total credit available under the secured revolving credit facilities was $155 million, with approximately $40 million drawn under the fixed assets revolver. Therefore, at June 30, 2000, we had additional borrowing capacity of approximately $115 million.

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

     The credit agreement and the indentures governing the 13 1/2% Notes, the 123/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes contain numerous covenants, including, but not limited to, annual limits on our aggregate capital expenditures and restrictions on our ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. In addition, these indentures and the credit agreement specify various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, none of the indentures or the credit agreement require us to satisfy any financial ratios or maintenance tests.

     The credit agreement and the indentures governing the 123/8% Notes, the 11 1/4% Notes, and the 11 3/4% Notes also contain provisions which restrict the ability of Chemicals to pay dividends or make loans or advances to Holdings. The most restrictive of these covenants limits these types of payments during fiscal 2000 to approximately $2.0 million, plus any amounts due to Holdings from Chemicals under our intercompany tax sharing agreement.

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

     The Saskatoon credit agreement provides a revolving credit facility of Cdn. $8 million to be used by the Saskatoon subsidiary solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of June 30, 2000. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet the Saskatoon subsidiary's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

     Covenants contained in the Saskatoon credit agreement severely restrict our ability to access the cash flows of our Saskatoon subsidiary. In addition, as our Saskatoon subsidiary is designated as an "Unrestricted Subsidiary" under the credit agreement and the indentures for the 13 1/2% Notes, the 123/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes, our Saskatoon subsidiary's results are not considered in determining compliance with the covenants contained in those documents.

     The Saskatoon credit agreement also contains provisions which restrict the ability of our Saskatoon subsidiary to pay dividends or make advances or loans to us. The most restrictive of these covenants limits these types of payments during fiscal 2000 to approximately $1 million, plus any amounts it owes us under our intercompany tax sharing agreement.

Working Capital

     Our working capital at June 30, 2000 was approximately $109 million, an increase of approximately $17 million from September 30, 1999. This increase in our working capital was primarily due to an increase in the amount of our accounts receivables which resulted from higher sales prices for our styrene and acrylonitrile and an increase in inventories, offset by an increase in accounts payable resulting from favorable changes in payment terms for some of our major raw materials, higher raw material costs, and an increase in accrued liabilities.

Cash Flow

     Net cash provided by our operations was approximately $40 million for the first nine months of fiscal 2000, compared to net cash used in our operations of approximately $12 million for the first nine months of fiscal 1999. This approximately $52 million increase in net cash provided by operations was primarily due to the decrease in net loss.

Capital Expenditures

     Our capital expenditures in the first nine months of fiscal 2000 were approximately $22 million, compared to capital expenditures in the first nine months of fiscal 1999 of approximately $18 million. Our capital expenditures in the first nine months of fiscal 2000 were primarily related to the DSIDA project, a water disposal project, and routine safety, environmental, and replacement capital. During the remainder of fiscal 2000, we expect to spend approximately $8 million to $10 million on the DSIDA project and routine safety, environmental, and replacement capital. We expect to fund our remaining fiscal 2000 capital expenditures from operating cash flow, plus borrowings under our secured revolving credit facilities, if needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through the first nine months of fiscal 2000, there were no significant changes in our market risk disclosures as set forth in the Annual Report.

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

  10.1    - Amended and Restated Key Employee Protection Plan.

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


                                      STERLING CHEMICALS HOLDINGS, INC.
                                      STERLING CHEMICALS, INC.
                                      (Registrants)


Date: August 14, 2000                 /s/ FRANK P. DIASSI
                                      ------------------------------------------
                                      Frank P. Diassi
                                      Chairman of the Board of Directors
                                      (Principal Executive Officer)


Date: August 14, 2000                 /s/ GARY M. SPITZ
                                      ------------------------------------------
                                      Gary M. Spitz
                                      Executive Vice President-Finance and Chief
                                        Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER             DESCRIPTION OF EXHIBIT
 -------            ----------------------
  10.1    - Amended and Restated Key Employee Protection Plan.

  11.1    - Earnings Per Share Calculation.

  15.1 - Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

  27.1    - Financial Data Schedule of Sterling Chemicals Holdings, Inc.

  27.2    - Financial Data Schedule of Sterling Chemicals, Inc.

     (b) Reports on Form 8-K.

         None.