Form 10-K405/A
period 1999-09-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2000-11-22
CIK 795662, 1014669

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                   ----------

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

================================================================================

                       EXPLANATORY NOTE TO AMENDMENT NO. 1


     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1999, for the sole purpose of filing the audited financial statements as of and for the year ended September 30, 1999 for Sterling Canada, Inc., Sterling Fibers, Inc. and Sterling Chemicals Energy, Inc., which are included in Item 8 "Financial Statements and Supplementary Data".

PART II.--FINANCIAL INFORMATION

ITEM 8. --FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

STERLING CHEMICALS HOLDINGS, INC. AND STERLING CHEMICALS, INC.

Sterling Chemicals Holdings, Inc. Consolidated Statements of Operations for the years ended September
   30, 1999, 1998, and 1997.................................................................................  5


Sterling Chemicals Holdings, Inc. Consolidated Balance Sheets as of September 30, 1999 and 1998.............  6


Sterling Chemicals Holdings, Inc. Consolidated Statements of Changes in Stockholders' Equity
   (Deficiency in Assets) for the years ended September 30, 1999, 1998, and 1997............................  7


Sterling Chemicals Holdings, Inc. Consolidated Statements of Cash Flows for the years ended
   September 30, 1999, 1998, and 1997.......................................................................  8


Sterling Chemicals, Inc. Consolidated Statements of Operations for the years ended September 30, 1999,
     1998, and 1997.........................................................................................  9


Sterling Chemicals, Inc. Consolidated Balance Sheets as of September 30, 1999 and 1998...................... 10


Sterling Chemicals, Inc. Consolidated Statements of Changes in Stockholder's Equity (Deficiency in
   Assets) for the years ended September 30, 1999, 1998, and 1997 .......................................... 11


Sterling Chemicals, Inc. Consolidated Statements of Cash Flows for the years ended September 30, 1999,
    1998, and 1997.......................................................................................... 12

Notes to Consolidated Financial Statements.................................................................. 13


Independent Auditors' Reports............................................................................... 40


STERLING CHEMICALS U.S. SUBSIDIARIES


Sterling Chemicals U.S. Subsidiaries Combined Statements of Operations for the years ended
   September 30, 1999, 1998, and 1997....................................................................... 42


Sterling Chemicals U.S. Subsidiaries Combined Balance Sheets as of September 30, 1999 and 1998.............. 43


Sterling Chemicals U.S. Subsidiaries Combined Statements of Changes in Stockholder's Equity for the
   years ended September 30, 1999, 1998, and 1997........................................................... 44


Sterling Chemicals U.S. Subsidiaries Combined Statements of Cash Flows for the years ended
   September 30, 1999, 1998, and 1997....................................................................... 45




Notes to Combined Financial Statements...................................................................... 46


Independent Auditors' Report................................................................................ 58


STERLING PULP CHEMICALS, LTD.


Sterling Pulp Chemicals, Ltd. Statements of Operations for the years ended September 30, 1999, 1998, and 1997................................................................................................. 59


Sterling Pulp Chemicals, Ltd. Balance Sheets as of September 30, 1999 and 1998.............................. 60


Sterling Pulp Chemicals, Ltd. Statements of Changes in Stockholder's Equity for the years ended
   September 30, 1999, 1998, and 1997....................................................................... 61


Sterling Pulp Chemicals, Ltd. Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997................................................................................................. 62


Notes to Financial Statements............................................................................... 63


Independent Auditors' Report................................................................................ 72


STERLING CANADA, INC.


Sterling Canada, Inc. Statements of Operations for the years ended September 30, 1999, 1998, and 1997................................................................................................. 74


Sterling Canada, Inc. Balance Sheets as of September 30, 1999 and 1998...................................... 75


Sterling Canada, Inc. Statements of Changes in Stockholder's Equity for the years ended
   September 30, 1999, 1998, and 1997....................................................................... 76


Sterling Canada, Inc. Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997................................................................................................. 77


Notes to Financial Statements............................................................................... 78


Independent Auditors' Report................................................................................ 89


STERLING FIBERS, INC.


Sterling Fibers, Inc. Statements of Operations for the years ended September 30, 1999, 1998, and 1997................................................................................................. 90



Sterling Fibers, Inc. Balance Sheets as of September 30, 1999 and 1998...................................... 91


Sterling Fibers, Inc. Statements of Changes in Stockholder's Equity for the years ended
   September 30, 1999, 1998, and 1997....................................................................... 92


Sterling Fibers, Inc. Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997................................................................................................. 93


Notes to Financial Statements............................................................................... 94


Independent Auditors' Report................................................................................101


STERLING CHEMICALS ENERGY, INC.


Sterling Chemicals Energy, Inc. Statements of Operations for the years ended September 30, 1999, 1998, and 1997.................................................................................................102


Sterling Chemicals Energy, Inc. Balance Sheets as of September 30, 1999 and 1998............................103


Sterling Chemicals Energy, Inc. Statements of Changes in Stockholder's Equity for the years ended
   September 30, 1999, 1998, and 1997.......................................................................104


Sterling Chemicals Energy, Inc. Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997.................................................................................................105


Notes to Financial Statements...............................................................................106


Independent Auditors' Report................................................................................110

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                      ------------------------------------------------
                                                                           1999              1998             1997
                                                                      ------------      ------------      ------------
Revenues ........................................................     $    720,752      $    822,590      $    908,787
Cost of goods sold ..............................................          682,594           745,323           823,265
                                                                      ------------      ------------      ------------
Gross profit ....................................................           38,158            77,267            85,522

Selling, general, and administrative expenses ...................           37,649            38,515            28,053
Impairment of assets ............................................           26,369                --                --
Other expense ...................................................           10,832             5,962                --
Interest and debt related expenses, net of interest income ......          104,061           104,455            88,901
                                                                      ------------      ------------      ------------
Loss before taxes and extraordinary item ........................         (140,753)          (71,665)          (31,432)
Benefit  for income taxes .......................................          (34,936)          (25,546)           (7,296)
                                                                      ------------      ------------      ------------
Loss before extraordinary item ..................................         (105,817)          (46,119)          (24,136)
Extraordinary item, loss on early extinguishment of debt,
    net of tax ..................................................            4,212                --             3,924
                                                                      ------------      ------------      ------------
Net loss ........................................................         (110,029)          (46,119)          (28,060)
Preferred stock dividends .......................................            2,683             2,460               905
                                                                      ------------      ------------      ------------
Net loss attributable to common stockholders ....................     $   (112,712)     $    (48,579)     $    (28,965)
                                                                      ============      ============      ============

Per share data:
Loss before extraordinary item ..................................     $      (8.60)     $      (3.99)     $      (2.23)
Extraordinary item ..............................................            (0.34)               --             (0.35)
                                                                      ------------      ------------      ------------
Loss per common share ...........................................     $      (8.94)     $      (3.99)     $      (2.58)
                                                                      ============      ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                    SEPTEMBER 30,
                                                                                          ------------------------------
                                                                                              1999              1998
                                                                                          ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................................     $     14,921      $     11,168
   Accounts receivable ..............................................................          141,059           114,571
   Inventories ......................................................................           70,464            73,225
   Prepaid expenses .................................................................           16,236            15,571
   Deferred income tax benefit ......................................................           16,888             5,140
                                                                                          ------------      ------------
     Total current assets ...........................................................          259,568           219,675

Property, plant, and equipment, net .................................................          402,723           450,315
Deferred income tax benefit .........................................................           26,158                --
Other assets ........................................................................           86,650            95,966
                                                                                          ------------      ------------
     Total assets ...................................................................     $    775,099      $    765,956
                                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable .................................................................     $     72,961      $     46,983
   Accrued liabilities ..............................................................           79,883            71,873
   Current portion of long-term debt ................................................            4,246             8,909
                                                                                          ------------      ------------
     Total current liabilities ......................................................          157,090           127,765

Long-term debt ......................................................................          964,555           873,616
Deferred income tax liability .......................................................            8,815            11,123
Deferred credits and other liabilities ..............................................           76,893            80,289
Common stock held by ESOP ...........................................................            2,946             5,938
Less:  unearned compensation ........................................................             (745)           (2,845)
Redeemable preferred stock ..........................................................           20,932            18,249
Commitments and contingencies (Note 6) ..............................................               --                --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,305,000 shares issued and 12,097,000 outstanding at September 30, 1999; and 12,273,000
     shares issued and 12,073,000 outstanding at September 30, 1998 .................              123               123
   Additional paid-in capital .......................................................         (542,712)         (542,701)
   Retained earnings ................................................................          118,490           229,590
   Accumulated other comprehensive income ...........................................          (28,768)          (32,680)
   Deferred compensation ............................................................              (58)             (111)
                                                                                          ------------      ------------
                                                                                              (452,925)         (345,779)
   Treasury stock, at cost, 208,000 and 200,000 shares at September 30, 1999
     and 1998, respectively .........................................................           (2,462)           (2,400)
                                                                                          ------------      ------------
       Total stockholders' equity (deficiency in assets) ............................         (455,387)         (348,179)
                                                                                          ------------      ------------
         Total liabilities and stockholders' equity (deficiency in assets) ..........     $    775,099      $    765,956
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

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                             (AMOUNTS IN THOUSANDS)

                                                                               ACCUMULATED
                                                      ADDITIONAL                  OTHER
                                  COMMON STOCK         PAID-IN     RETAINED   COMPREHENSIVE    DEFERRED     TREASURY
                                SHARES     AMOUNT      CAPITAL     EARNINGS       INCOME     COMPENSATION     STOCK        TOTAL
                                ------    --------   -----------  ----------  -------------  ------------   ---------    ----------
Balance, September 30, 1996 ..  10,599    $    106   $ (560,077)  $  306,656   $  (19,124)   $       --     $      --    $ (272,439)
Comprehensive loss:
Net loss .....................      --          --           --      (28,060)          --            --            --
Other  comprehensive  loss,
  net of tax:
  Cumulative translation
    adjustments ..............      --          --           --           --       (1,969)           --            --
  Pension adjustment .........      --          --           --           --          (31)           --            --
     Comprehensive loss ......      --          --           --           --           --            --            --       (30,060)
Common stock issued in
  connection with
  AFB Acquisition, net .......     778           8        9,331           --           --            --            --         9,339
Preferred stock dividends ....      --          --           --         (905)          --            --            --          (905)
Employee stock purchase ......     (44)         --         (531)          --           --            --            --          (531)
Treasury stock purchases .....    (228)         --           --           --           --            --        (2,730)       (2,730)
Common stock issued in
  connection with the
  Saskatoon Acquisition, net .    609           6        6,379           --            --            --            --         6,385
Stock  warrants ..............      --          --        2,413           --           --            --            --         2,413
                               -------    --------   ----------   ----------   ----------    ----------     ---------    ----------
Balance, September 30, 1997 ..  11,714         120     (542,485)     277,691      (21,124)           --        (2,730)     (288,528)
Comprehensive loss:
Net loss .....................      --          --           --      (46,119)          --            --            --
Other comprehensive loss,
  net of tax:
  Cumulative translation
    adjustments ..............     --          --           --           --       (11,466)           --            --
  Pension adjustment .........      --          --           --           --          (90)           --            --
     Comprehensive loss ......      --          --           --           --           --            --            --       (57,675)
Common stock issued in
  connection with the
  exercise of warrants .......     345           3           --           --           --            --            --             3
Preferred stock dividends ....      --          --           --       (2,460)          --            --            --        (2,460)
Treasury shares issued as
  restricted stock ...........      23          --          (48)          --           --          (222)          270            --
Treasury shares issued                                                                 --            --           168            --
  to ESOP ....................      --          --         (168)          --
Revaluation of ESOP shares to
  independently appraised                                                              --            --            --           478
market value .................      --          --           --          478
Amortization of deferred                                                               --           111            --           111
  compensation ...............      --          --           --           --           --            --          (108)         (108)
Treasury stock purchases .....      (9)         --           --           --   ----------    ----------     ---------    ----------
                               -------    --------   ----------   ----------      (32,680)         (111)       (2,400)     (348,179)
Balance, September 30, 1998 ..  12,073         123     (542,701)     229,590
Comprehensive loss:                                                                    --            --            --
Net loss .....................      --          --           --     (110,029)
Other comprehensive income
  (loss), net of tax:
  Cumulative translation
    adjustments ..............      --          --           --           --        3,972            --            --
  Pension adjustment .........      --          --           --           --          (60)           --            --
     Comprehensive loss ......      --          --           --           --           --            --            --      (106,117)
Common stock issued in c
  onnection with the exercise
  of warrants ................      32          --           --           --           --            --            --            --
Preferred stock dividends ....      --          --           --       (2,683)          --            --            --        (2,683)
Treasury shares issued
  as restricted stock ........       1          --          (11)          --           --            (7)           18            --
Revaluation of ESOP shares to
  independently appraised
  market value ...............      --          --           --        1,612           --            --            --         1,612
Amortization of deferred
  compensation ...............      --          --           --           --           --            60            --            60
Treasury stock purchases .....      (9)         --           --           --           --            --           (80)          (80)
                               -------    --------   ----------   ----------   ----------    ----------     ---------    ----------
Balance, September 30, 1999 ..  12,097    $    123   $ (542,712)  $  118,490   $  (28,768)   $      (58)    $  (2,462)   $ (455,387)
                               =======    ========   ==========   ==========   ==========    ==========     ==========    ==========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                YEAR ENDED SEPTEMBER 30,
                                                                     --------------------------------------------
                                                                          1999           1998            1997
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
Net loss .........................................................   $   (110,029)   $    (46,119)   $    (28,060)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization ...............................         57,677          55,963          49,849
     Interest amortization .......................................          3,105           4,376           4,163
     Extraordinary item, loss on early extinguishment of debt ....          4,212              --           3,924
     Deferred tax benefit ........................................        (38,024)        (19,722)         (3,107)
     Early retirement programs and benefit changes ...............          6,781              --              --
     Discount notes amortization .................................         19,483          16,878          15,499
     Impairment of assets ........................................         26,369              --              --
     Other .......................................................          1,016           1,820           2,328
Change in assets/liabilities:
     Accounts receivable .........................................        (11,547)         44,419          (8,985)
     Inventories .................................................          3,207          13,675          (6,674)
     Prepaid expenses ............................................        (10,760)         (2,852)         (7,767)
     Other assets ................................................         (1,477)            654          (1,754)
     Accounts payable ............................................         19,137         (32,896)         (1,424)
     Accrued liabilities .........................................          4,619          (9,300)         27,305
     Other liabilities ...........................................         12,341          18,988           2,017
                                                                     ------------    ------------    ------------

Net cash provided by (used in) operating activities ..............        (13,890)         45,884          47,314
                                                                     ------------    ------------    ------------
Cash flows from investing activities:
     Capital expenditures ........................................        (29,540)        (26,622)        (43,428)
     Proceeds from sale of assets ................................          3,583              --              --
     Business acquisitions .......................................             --              --        (152,923)
                                                                     ------------    ------------    ------------
Net cash used in investing activities ............................        (25,957)        (26,622)       (196,351)
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from long-term debt ................................        814,105          59,862         375,260
     Repayment of long-term debt .................................       (751,001)        (75,152)       (236,104)
     Issuance of common stock ....................................             --               3          18,721
     Sale of warrants ............................................             --              --           2,413
     Debt issuance costs .........................................        (16,480)             --          (9,684)
     Issuance of preferred stock .................................             --              --           4,887
     Purchase of treasury stock ..................................            (80)           (105)         (3,256)
     Other .......................................................         (3,270)            154            (627)
                                                                     ------------    ------------    ------------
Net cash provided by (used in) financing activities ..............         43,274         (15,238)        151,610
Effect of United States /Canadian exchange rate on cash ..........            326            (814)           (224)
                                                                     ------------    ------------    ------------
Net increase in cash and cash equivalents ........................          3,753           3,210           2,349
Cash and cash equivalents - beginning of year ....................         11,168           7,958           5,609
                                                                     ------------    ------------    ------------
Cash and cash equivalents - end of year ..........................   $     14,921    $     11,168    $      7,958
                                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
     Interest paid, net of interest income received ..............   $    (83,167)   $    (80,223)   $    (60,387)
     Income taxes received .......................................          4,750           6,653           3,116

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                 YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                         1999             1998            1997
                                                     ------------    ------------    ------------
Revenues .........................................   $    720,752    $    822,590    $    908,787
Cost of goods sold ...............................        682,594         745,323         823,265
                                                     ------------    ------------    ------------
Gross profit .....................................         38,158          77,267          85,522

Selling, general, and administrative expenses ....         36,980          37,319          27,358

Impairment of assets .............................         26,369              --              --
Other expense ....................................         10,832           5,962              --
Interest and debt related expenses ...............         83,897          86,618          72,931
Interest income from parent ......................             --              --          (1,692)
                                                     ------------    ------------    ------------

Loss before taxes and extraordinary item .........       (119,920)        (52,632)        (13,075)
Benefit for income taxes .........................        (29,410)        (18,963)         (2,148)
                                                     ------------    ------------    ------------
Loss before extraordinary item ...................        (90,510)        (33,669)        (10,927)

Extraordinary item, loss on early extinguishment
   of debt, net of tax ...........................          4,212              --           3,924
                                                     ------------    ------------    ------------
Net loss .........................................   $    (94,722)   $    (33,669)   $    (14,851)
                                                     ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                             1999             1998
                                                                         ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................   $     14,899    $     11,159
   Accounts receivable ................................................        143,556         116,398
   Inventories ........................................................         70,464          73,225
   Prepaid expenses ...................................................         15,059          13,632
   Deferred income tax benefit ........................................         16,888           5,140
                                                                          ------------    ------------
     Total current assets .............................................        260,866         219,554

Property, plant and equipment, net ....................................        402,723         450,315
Deferred income tax benefit ...........................................          8,384              --
Other assets ..........................................................         80,133          92,634
                                                                          ------------    ------------
     Total assets .....................................................   $    752,106    $    762,503
                                                                          ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ...................................................   $     72,731    $     46,775
   Accrued liabilities ................................................         79,883          71,873
   Current portion of long-term debt ..................................          4,246           8,909
                                                                          ------------    ------------
   Total current liabilities ..........................................        156,860         127,557

Long-term debt ........................................................        816,927         745,709
Deferred income tax liability .........................................          8,815          23,301
Deferred credits and other liabilities ................................         76,893          83,288
Common stock held by ESOP .............................................          2,946           5,938
Less:  unearned compensation ..........................................           (745)         (2,845)
Commitments and contingencies .........................................             --              --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value .......................................             --              --
   Additional paid-in capital .........................................       (139,786)       (139,786)
   Accumulated deficit ................................................       (140,978)        (47,868)
   Accumulated other comprehensive income .............................        (28,768)        (32,680)
   Deferred compensation ..............................................            (58)           (111)
                                                                          ------------    ------------
   Total stockholder's equity (deficiency in assets) ..................       (309,590)       (220,445)
                                                                          ------------    ------------

   Total liabilities and stockholder's equity (deficiency in assets) ..   $    752,106    $    762,503
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

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
                             (AMOUNTS IN THOUSANDS)


                                                                               RETAINED      ACCUMULATED
                                                               ADDITIONAL      EARNINGS         OTHER
                                            COMMON STOCK         PAID-IN     (ACCUMULATED   COMPREHENSIVE    DEFERRED
                                        SHARES       AMOUNT      CAPITAL       DEFICIT)        INCOME      COMPENSATION    TOTAL
                                      ---------    ---------   ----------    ------------  -------------   ------------  ----------
Balance, September 30, 1996 ........          1    $      --   $ (165,352)    $      174     $  (19,124)   $       --    $ (184,302)
Comprehensive loss:
Net loss ...........................         --                        --             --        (14,851)           --
Other comprehensive loss,
net of tax:
  Cumulative translation
    adjustments ....................         --                        --             --             --        (1,969)
  Pension adjustment ...............         --                        --             --             --           (31)
     Comprehensive loss ............         --           --           --             --             --            --       (16,851)
Earned ESOP shares .................         --           --       (2,118)            --             --            --        (2,118)
Contribution from parent ...........         --           --       27,684             --             --            --        27,684
                                      ---------    ---------   ----------     ----------     ----------    ----------    ----------
Balance, September 30, 1997 ........          1           --     (139,786)       (14,677)       (21,124)           --      (175,587)
Comprehensive loss:
Net loss ...........................         --                        --             --        (33,669)           --
Other comprehensive loss,
  net of tax:
  Cumulative translation
    adjustments ........                     --                        --             --             --       (11,466)
  Pension adjustment ...............         --                        --             --             --           (90)
     Comprehensive loss ............         --           --           --             --             --            --       (45,225)
Issuance of restricted stock .......         --           --           --             --             --          (222)         (222)
Revaluation of ESOP shares to
  independently appraised
  market value .....................         --           --           --            478             --            --           478
Amortization of deferred
  compensation .....................         --           --           --             --             --           111           111
                                      ---------    ---------   ----------     ----------     ----------    ----------    ----------
Balance, September 30, 1998 ........          1           --     (139,786)       (47,868)       (32,680)         (111)     (220,445)
Comprehensive loss:
Net loss ...........................         --                        --             --        (94,722)           --
Other comprehensive income (loss),
 net of tax:
  Cumulative translation
    adjustments ........                     --                        --             --             --         3,972
  Pension adjustment ...............         --                        --             --             --           (60)
     Comprehensive loss ............         --           --           --             --             --            --       (90,810)
Issuance of restricted stock .......         --           --           --             --             --            (7)           (7)
Revaluation of ESOP shares to
  independently appraised
  market value .....................         --           --           --          1,612             --            --         1,612
Amortization of deferred
  compensation .....................         --           --           --             --             --            60            60
                                      ---------    ---------   ----------     ----------     ----------    ----------    ----------
Balance, September 30, 1999 ........          1    $      --   $ (139,786)    $ (140,978)    $  (28,768)   $      (58)   $ (309,590)
                                      =========    =========   ==========     ==========     ==========    ==========    ==========








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                           YEAR ENDED SEPTEMBER 30,
                                                               --------------------------------------------
                                                                    1999           1998             1997
                                                               ------------    ------------    ------------
Cash flows from operating activities:
Net loss ...................................................   $    (94,722)   $    (33,669)   $    (14,851)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization ...........................         60,349          59,151          53,680
   Deferred tax expense (benefit) ..........................        (32,498)        (13,139)          1,869
   Extraordinary item ......................................          4,212              --           3,924
   Early retirement and benefit charges ....................          6,781              --              --
   Impairment of assets ....................................         26,368              --              --
   Other ...................................................          1,016           2,020           2,173
Change in assets/liabilities:
   Accounts receivable .....................................        (10,877)         45,484         (13,510)
   Inventories .............................................          3,207          13,675          (6,674)
   Prepaid expenses ........................................        (11,522)         (1,838)         (5,733)
   Other assets ............................................          4,811           2,078          (2,271)
   Accounts payable ........................................         17,797         (35,102)         (1,288)
   Accrued liabilities .....................................          4,619          (3,441)         27,218
   Other liabilities .......................................          6,556          10,654           2,037
                                                               ------------    ------------    ------------
Net cash provided by (used in) operating activities ........        (13,903)         45,873          46,574
                                                               ------------    ------------    ------------
Cash flows from investing activities:
   Capital expenditures ....................................        (29,540)        (26,622)        (43,428)
   Business acquisitions ...................................             --              --        (152,923)
   Proceeds from sale of assets ............................          3,583              --              --
                                                               ------------    ------------    ------------
Net cash used in investing activities ......................        (25,957)        (26,622)       (196,351)
                                                               ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from long-term debt ............................        814,105          59,862         375,260
   Repayment of long-term debt .............................       (751,001)        (75,153)       (236,104)
   Debt issuance costs .....................................        (16,480)             --          (9,684)
   Intercompany financing ..................................             --               1           3,000
   Contribution from parent ................................             --              --          22,286
   Other ...................................................         (3,350)             54          (2,380)
                                                               ------------    ------------    ------------
Net cash provided by (used in) financing activities ........         43,274         (15,236)        152,378
Effect of United  States/Canadian  exchange rate on ........            326            (814)           (224)
cash
                                                               ------------    ------------    ------------
Net increase in cash and cash equivalents ..................          3,740           3,201           2,377
Cash and cash equivalents - beginning of period ............         11,159           7,958           5,581
                                                               ------------    ------------    ------------
Cash and cash equivalents - end of year ....................   $     14,899    $     11,159    $      7,958
                                                               ============    ============    ============

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received ..........   $    (83,180)   $    (80,251)   $    (60,402)
   Income taxes received ...................................          4,750           6,653           3,116



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

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                    --------------------------------------------
                                                                        1999            1998            1997
                                                                    ------------    ------------    ------------
Net loss attributable to common stockholders ....................   $   (112,712)   $    (48,579)   $    (28,965)
Plus depreciation in value of Released Shares ...................          1,048             298              --
                                                                    ------------    ------------    ------------
Net loss for purpose of computing net income (loss) per share ...   $   (111,664)   $    (48,281)   $    (28,965)
                                                                    ============    ============    ============

Net loss per common share .......................................   $      (8.94)   $      (3.99)   $      (2.58)
                                                                    ============    ============    ============

Weighted average shares outstanding .............................         12,495          12,104          11,237
                                                                    ============    ============    ============

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

COMPREHENSIVE INCOME (LOSS)

     As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive net income and its components. Accumulated Other Comprehensive Income consists of the following (in thousands):

                                       CUMULATIVE
                                       TRANSLATION
                                        ADJUSTMENT    PENSION ADJUSTMENT       TOTAL
                                      --------------  ------------------  --------------
Balance, September 30, 1996 .......   $     (19, 124)   $           --    $      (19,124)
Changes ...........................           (1,969)              (31)           (2,000)
                                      --------------    --------------    --------------
Balance, September 30, 1997 .......          (21,093)              (31)          (21,124)
Changes ...........................          (11,466)              (90)          (11,556)
                                      --------------    --------------    --------------
Balance, September 30, 1998 .......          (32,559)             (121)          (32,680)
Changes ...........................            3,972               (60)            3,912
                                      --------------    --------------    --------------
Balance, September 30, 1999 .......   $      (28,587)   $         (181)   $      (28,768)
                                      ==============    ==============    ==============

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

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

                                                               SEPTEMBER 30,
                                                     ------------------------------
                                                          1999            1998
                                                     -------------    -------------
                                                          (Dollars in Thousands)
Inventories:
   Finished products .............................   $      37,484    $      42,436
   Raw materials .................................          10,355            8,089
                                                     -------------    -------------
Inventories at  cost .............................          47,839           50,525
                                                     -------------    -------------
   Inventories under exchange agreements .........           2,562            3,031
   Stores and supplies ...........................          20,063           19,669
                                                     -------------    -------------
                                                     $      70,464    $      73,225
                                                     =============    =============
Property, plant, and equipment:
   Land ..........................................   $      10,274    $      12,897
   Buildings .....................................          56,728           51,362
   Plant and equipment ...........................         673,108          652,872
   Construction in progress ......................          39,388           30,506
   Less:  accumulated depreciation ...............        (376,775)        (297,322)
                                                     -------------    -------------
                                                     $     402,723    $     450,315
                                                     =============    =============
Other assets:
   Patents and technology, net ...................   $      21,630    $      26,821
   Debt issue costs ..............................          34,055           28,248
   Other .........................................          30,965           40,897
                                                     -------------    -------------
                                                     $      86,650    $      95,966
                                                     =============    =============
Accrued liabilities:
   Repairs .......................................   $       9,635    $      16,890
   Interest ......................................          20,778           14,433
   Compensation ..................................          18,174            5,489
   Property taxes ................................           8,243            7,754
   Other .........................................          23,053           27,307
                                                     -------------    -------------
                                                     $      79,883    $      71,873
                                                     =============    =============

Deferred credits and other liabilities:
   Deferred revenue ..............................   $       7,667    $      15,168
   Accrued postretirement benefits ...............          54,084           37,663
   Other .........................................          15,142           27,458
                                                     -------------    -------------
                                                     $      76,893    $      80,289
                                                     =============    =============

3. LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                                 SEPTEMBER 30,
                                                     ----------------------------------
                                                            1999               1998
                                                     ---------------    ---------------
                                                             (Dollars in Thousands)
Revolving credit facilities ......................   $        54,643    $            --
Term loans .......................................                --            274,000
Saskatoon term loans .............................            44,045             49,552
ESOP term loan ...................................                --              3,250
11 1/4% notes ....................................           152,485            152,816
11 3/4% notes ....................................           275,000            275,000
12 3/8% notes ....................................           295,000                 --
                                                     ---------------    ---------------
   Total Chemicals' debt outstanding .............           821,173            754,618
13 1/2% notes ....................................           147,628            127,907
                                                     ---------------    ---------------
   Total Holdings' debt outstanding ..............           968,801            882,525
                                                     ===============    ===============
Less:
   Current maturities ............................            (4,246)            (8,909)
                                                     ---------------    ---------------
Total long-term debt .............................   $       964,555    $       873,616
                                                     ===============    ===============

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

     On April 7, 1997, Chemicals issued $150.0 million of its 11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes"). The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4 % Notes and all future senior subordinated indebtedness of Chemicals.

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

     The indentures governing the 123/8% Notes, 11 1/4% Notes, 11 3/4% Notes, and 13 1/2% Notes (the "Indentures") contain numerous financial and operating covenants, including, but not limited to, restrictions on Chemicals' or Holdings' ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. In addition, the Indentures include various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, neither the Indentures nor the New Credit Agreement requires the Company or Chemicals to satisfy any financial ratios or maintenance tests.

     The indentures governing the 11 1/4 % Notes, the 11 3/4% Notes, and the
12 3/8% Notes and the New Credit Agreement contain provisions which restrict the payment of advances, loans and dividends from Chemicals to Holdings. The most restrictive of the covenants limits such payments during fiscal 2000 to approximately $2.0 million, plus any amounts due Holdings from Chemicals under the intercompany tax sharing agreement. The Saskatoon Credit Agreement contains provisions, which restrict the payment of advances, loans and dividends from Sterling Sask to Chemicals. The most restrictive of the covenants limits such payments during fiscal 2000 to approximately $1.0 million, plus any amounts due to Chemicals or Holdings from Sterling Sask under the intercompany tax sharing agreement.


DEBT MATURITIES

     The estimated remaining principal payments on the outstanding debt follows:

YEAR  ENDING                                                                   PRINCIPAL
SEPTEMBER 30,                                                                  PAYMENTS
                                                                             -------------
                                                                              (Dollars in
                                                                              Thousands)
2000                                                                             $   4,246
2001                                                                                 2,623
2002                                                                                 4,726
2003                                                                                27,316
2004                                                                                52,827
Thereafter .............................................................           877,063
                                                                             -------------
        Total Debt......................................................         $ 968,801

4. INCOME TAXES

     A reconciliation of federal statutory income taxes to the Company's effective tax benefit before extraordinary item follows:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                               -----------------------------------------------
                                                                    1999            1998             1997
                                                               -------------    -------------    -------------
                                                                            (Dollars in Thousands)
Benefit for income taxes at statutory rates ................   $     (51,526)   $     (26,968)   $     (11,001)
Taxable foreign dividends ..................................           4,295               --               --
Change in valuation allowance ..............................           1,514               --               --
Non-deductible expenses ....................................             815               --               --
State and foreign income taxes .............................             550            1,422            3,782
Other ......................................................           9,416               --              (77)
                                                               -------------    -------------    -------------
Effective tax benefit ......................................   $     (34,936)   $     (25,546)   $      (7,296)
                                                               =============    =============    =============

The benefit for income taxes is composed of the following:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                               -----------------------------------------------
                                                                    1999            1998              1997
                                                               -------------    -------------    -------------
                                                                              (Dollars in Thousands)
From operations:
     Current federal .......................................   $       2,246    $      (5,900)   $      (6,131)
     Deferred federal ......................................         (36,724)         (21,854)          (9,211)
     Deferred foreign ......................................          (1,300)           2,132            6,104
     Current state .........................................             842               76            1,942
                                                               -------------    -------------    -------------
Total tax benefit ..........................................   $     (34,936)   $     (25,546)   $      (7,296)
                                                               =============    =============    =============

     The components of the Company's deferred income tax assets and liabilities are summarized below:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                               ------------------------------
                                                                    1999            1998
                                                               -------------    -------------
                                                                   (Dollars in Thousands)
Deferred tax assets:
Accrued liabilities ........................................   $      12,050    $      12,074
Accrued postretirement cost ................................          11,991           10,010
Tax loss and credit carry forwards .........................          64,044           24,783
Discount note interest .....................................          17,393           11,103
Other ......................................................           1,628           17,980
                                                               -------------    -------------
Total deferred tax assets ..................................         107,106           75,950
                                                               -------------    -------------


Deferred tax liabilities:
Property, plant and equipment ..............................   $     (68,732)   $     (78,113)
Other ......................................................          (2,629)          (3,820)
                                                               -------------    -------------
Total deferred tax liabilities .............................         (71,361)         (81,933)
Valuation allowance ........................................          (1,514)              --
                                                               -------------    -------------
Net deferred tax assets (liabilities) ......................          34,231           (5,983)
Less: current deferred tax assets ..........................         (16,888)          (5,140)
                                                               -------------    -------------
Long-term deferred tax assets (liabilities) ................   $      17,343    $     (11,123)
                                                               =============    =============

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

                                                                           AUGUST 31,
                                                                  ----------------------------
                                                                      1999           1998
                                                                  ------------    ------------
                                                                      (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ....................   $     96,327    $     82,971
   Currency rate conversion ...................................            556          (1,314)
   Service cost ...............................................          5,198           5,093
   Interest cost ..............................................          6,735           6,153
   Plan amendments ............................................          2,878              --
   FAS 88 additional benefits .................................         10,765              --
   Actuarial loss (gain) ......................................         (1,205)          7,534
   Benefits paid ..............................................         (6,864)         (4,110)
                                                                  ------------    ------------
   Benefit obligation at end of year ..........................   $    114,390    $     96,327
                                                                  ============    ============
Change in plan assets:
   Fair value at beginning of year ............................   $     86,187    $     84,598
   Currency rate conversion ...................................            498          (1,463)
   Actual return on plan assets ...............................         18,705              13
   Employer contributions .....................................            765           7,070
   Participants' contributions ................................             --              79
   Benefits paid ..............................................         (6,864)         (4,110)
                                                                  ------------    ------------
   Fair value at end of year ..................................   $     99,291    $     86,187
                                                                  ============    ============
Development of net amount recognized:
   Funded status ..............................................   $    (15,100)   $    (10,140)
   Unrecognized cost:
      Actuarial loss (gain) ...................................         (4,197)          8,145
      Prior service cost ......................................          7,561           5,867
      Transition liability ....................................          1,354           1,737
                                                                  ------------    ------------
   Net amount recognized ......................................   $    (10,382)   $      5,609
                                                                  ============    ============
Amounts recognized in the statement of financial position:
   Prepaid pension cost .......................................   $        529    $      8,855
   Accrued pension cost .......................................        (13,531)         (3,620)
   Intangible asset ...........................................          2,341             189
   Accumulated other comprehensive income (pre-tax) ...........            279             185
                                                                  ------------    ------------
   Net amount recognized ......................................   $    (10,382)   $      5,609
                                                                  ============    ============


Net periodic pension costs (income) consist of the following components:

                                                                                AUGUST 31,
                                                               ----------------------------------------------
                                                                   1999             1998            1997
                                                               ------------     ------------     ------------
                                                                           (Dollars in Thousands)
Components of net pension costs:
   Service cost-benefits earned during the year ............   $      5,198     $      5,093     $      4,857
   Interest on prior year's projected benefit obligation ...          6,735            6,153            5,941
   Expected return on plan assets ..........................         (7,538)          (7,411)          (6,009)
   Net amortization:
      Actuarial loss (gain) ................................            634             (130)            (207)
      Prior service cost ...................................             73              658              660
      Transition liability .................................            376              378              378
   Settlement/Curtailment loss .............................         11,337               --               --
                                                               ------------     ------------     ------------
   Net pension costs .......................................   $     16,815     $      4,741     $      5,620
                                                               ============     ============     ============
Weighted-average assumptions:
   Discount Rate ...........................................           7.50%            7.00%            7.75%
   Rates of increase in salary compensation level ..........           5.38%            4.75%            5.25%
   Expected long-term rate of return on plan assets ........           8.77%            8.00%            8.50%

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

                                                                                   AUGUST 31,
                                                                         ------------------------------
                                                                              1999             1998
                                                                         -------------    -------------
                                                                              (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ...........................   $      43,131    $      38,617
   Service cost ......................................................           1,200            1,466
   Interest cost .....................................................           3,005            2,818
   Plan amendments, curtailments, and special termination benefit ....          (2,472)              --
   Actuarial loss ....................................................           3,124            1,602
   Benefits paid .....................................................          (2,314)          (1,372)
                                                                         -------------    -------------
   Benefit obligation at end of year .................................   $      45,674    $      43,131
                                                                         =============    =============
Development of net amount recognized:
   Funded status .....................................................   $     (45,674)   $     (43,131)
   Unrecognized cost:
      Actuarial loss .................................................          11,380            3,578
      Prior service cost .............................................          (5,943)             165
                                                                         -------------    -------------
   Net amount recognized .............................................   $     (40,237)   $     (39,388)
                                                                         =============    =============

Net periodic plan costs (income) consist of the following components:

                                                                            AUGUST 31,
                                                           ----------------------------------------------
                                                               1999             1998             1997
                                                           ------------     ------------     ------------
                                                                       (Dollars in Thousands)
Components of net plan costs:
   Service cost ........................................   $      1,200     $      1,466     $      1,343
   Interest cost .......................................          3,005            2,818            2,494
   Expected return on plan assets ......................             --               --               --
   Net amortization:
      Actuarial loss (gain) ............................            340               (3)              29
      Prior service cost ...............................           (233)              29               --
   Curtailment and special termination benefit .........         (1,150)              --               --
                                                           ------------     ------------     ------------
   Net plan costs ......................................   $      3,162     $      4,310     $      3,866
                                                           ============     ============     ============
Weighted-average assumptions:
   Discount Rate .......................................           6.75%            7.50%            7.50%

     The weighted average annual assumed health care trend rate is assumed to be 7.5% for 1999. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

                                                                1% Increase    1% Decrease
                                                               ------------   -------------
                                                                   (Dollars in Thousands)
Effect on total of service and interest cost components ....   $        232   $       (201)
Effect on post-retirement benefit obligation ...............          2,257         (1,959)

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

OUTSTANDING STOCK OPTIONS

     A summary of the status of the Company's outstanding stock options as of September 30, 1999 and 1998, and changes during the years then ended is presented below:

                                                    1999                           1998                          1997
                                        -----------------------------   ----------------------------  ----------------------------
                                          SHARES       WEIGHTED-          SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE
                                           (IN          AVERAGE            (IN           AVERAGE         (IN          EXERCISE
                                        THOUSANDS)  EXERCISE PRICE(1)   THOUSANDS)   EXERCISE PRICE   THOUSANDS)   EXERCISE PRICE
                                        ----------  -----------------   ----------  ----------------  ----------  ----------------
Outstanding at beginning of year .....        692   $           11.74          241  $          12.00          --               --
Granted ..............................         95   $            6.08          489  $          11.62         274  $         12.00
Exercised ............................         --                               --                            --               --
Forfeited ............................       (105)  $            6.00          (38) $          11.94         (33) $         12.00
                                        ----------  -----------------   ----------  ----------------  ----------  ----------------
Outstanding at end of year ...........        682   $            6.14          692  $          11.74         241  $         12.00
                                        ==========  =================   ==========  ================  ==========  ================
Options exercisable at end of year ...        178                               86                            14
                                        ==========                      ==========                   ===========

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


7.  BUSINESS ACQUISITIONS

     On January 31, 1997, the Company acquired the acrylic fibers business (the "AFB") from Cytec (the "AFB Acquisition"). The AFB, now owned by two wholly owned subsidiaries of the Company (collectively "Sterling Fibers"), recorded sales of approximately $92 million during the eight months of operations in fiscal 1997 and consists of an acrylic fibers plant located near Pensacola, Florida, and several associated marketing and research offices. Sterling Fibers is one of two acrylic fibers manufacturers in the United States. Cytec supplies acrylonitrile to Sterling Fibers through a five-year supply agreement ending in 2002. The acquisition was financed through the incurence of $81 million of term debt and the issuance of $10 million (liquidation value) of Series A "pay in kind" mandatory redeemable preferred stock ("Series A Preferred") to Cytec, and the sale of $10 million of Holdings Common Stock in a private placement. The Company used the purchase method to account for the acquisition, and operating results of Sterling Fibers, beginning February 1, 1997, are included with those of the Company.

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

     The following table presents the unaudited pro forma results of operations of the Company as if the AFB Acquisition and the Saskatoon Acquisition had occurred on October 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the AFB Acquisition and the Saskatoon Acquisition been made at the beginning of the fiscal year 1997 or of results which may occur in the future (in thousands, except per share amounts).

                                                                                       Pro Forma
                                                                                     Twelve Months
                                                                                        Ended
                                                                                     September 30,
                                                                                         1997
                                                                                    --------------
Revenues.........................................................................   $      988,000
Income (loss) before extraordinary items.........................................   $      (27,300)
Net income (loss) attributable to common stockholders............................   $      (34,200)
Net income (loss) per common share...............................................   $        (2.85)

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


                                                      YEAR ENDED SEPTEMBER 30,
                                           -----------------------------------------------
                                                1999             1998             1997
                                           -------------    -------------    -------------
                                                         (Dollars in Thousands)
Segment Information (1)
Revenues:
    Petrochemicals .....................   $     530,927    $     621,605    $     728,215
    Pulp chemicals .....................         189,825          200,985          180,572
                                           -------------    -------------    -------------
Total ..................................   $     720,752    $     822,590    $     908,787
Operating income (loss):
    Petrochemicals .....................   $     (63,710)   $      (3,442)   $      11,524
    Pulp chemicals .....................          27,018           36,232           45,945
                                           -------------    -------------    -------------
Total ..................................   $     (36,692)   $      32,790    $      57,469
Depreciation and amortization expenses:
    Petrochemicals .....................   $      34,001    $      31,894    $      31,504
    Pulp chemicals .....................          23,676           24,069           18,345
                                           -------------    -------------    -------------
Total ..................................   $      57,677    $      55,963    $      49,849
Interest expenses:
    Petrochemicals .....................   $      65,426    $      59,617    $      53,814
    Pulp chemicals .....................          38,635           44,838           35,087
                                           -------------    -------------    -------------
Total ..................................   $     104,061    $     104,455    $      88,901
Capital expenditures:
    Petrochemicals .....................   $      21,252    $      16,768    $      22,664
    Pulp chemicals .....................           8,288            9,854           20,764
                                           -------------    -------------    -------------
Total ..................................   $      29,540    $      26,622    $      43,428
Property, plant, and equipment, net:
    Petrochemicals .....................   $     223,519    $     263,692    $     282,630
    Pulp chemicals .....................         179,204          186,623          209,406
                                           -------------    -------------    -------------
Total ..................................   $     402,723    $     450,315    $     492,036


(1) The petrochemicals segment is based in the United States. The pulp chemicals segment is primarily based in Canada.

     Sales to individual customers constituting 10% or more of total revenues and sales by segment were as follows:

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                            ----------------------------------------------
                                                                               1999             1998             1997
                                                                            ------------     ------------     ------------
                                                                                        (Dollars in Thousands)
Major Customers:
British Petroleum plc and subsidiaries                                      $     71,803     $    100,610                *
Export Sales:
    Export revenues                                                         $    200,448     $    233,165     $    274,139
    Percentage of total revenues                                                      28%              28%              30%

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

                                         CARRYING VALUE      FAIR VALUE
                                         --------------     ------------
                                               (Dollars in Thousands)
Revolving credit facilities              $      54,643      $     54,643
Saskatoon Term Loans                            44,045            44,045
11 1/4%  Notes                                  152,485            85,500
11 3/4% Notes                                   275,000           170,500
12 3/8% Notes                                   295,000           295,000
13 1/2% Notes                                  147,628            32,598

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

2. INCOME TAXES

        A reconciliation of federal statutory income taxes to Chemicals' effective tax benefit before extraordinary item follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                     ------------------------------------
                                                       1999          1998          1997
                                                     --------      --------      --------
                                                           (Dollars in Thousands)
Benefit for income taxes at statutory rates ....     $(44,235)     $(20,385)     $ (4,576)
Taxable foreign dividends ......................        4,295            --            --
Change in valuation allowance ..................        1,514            --            --
Non-deductible expenses ........................          195            --            --
State and foreign income taxes .................          550         1,422         3,782
Other ..........................................        8,271            --        (1,354)
                                                     --------      --------      --------
Effective tax benefit ..........................     $(29,410)     $(18,963)     $ (2,148)
                                                     ========      ========      ========

The benefit for income taxes is composed of the following:

                                                       YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------
                                                  1999          1998          1997
                                                --------      --------      --------
                                                       (Dollars in Thousands)
From operations:
Current federal ...........................     $  2,246      $ (5,900)     $ (5,959)
Deferred federal ..........................      (31,198)      (15,271)       (4,235)
Deferred foreign ..........................       (1,300)        2,132         6,104
Current state .............................          842            76         1,942
                                                --------      --------      --------
Total tax provision (benefit) .............     $(29,410)     $(18,963)     $ (2,148)
                                                ========      ========      ========

        The components of Chemicals' deferred income tax assets and liabilities are summarized below:

                                                               SEPTEMBER 30,
                                                          ----------------------
                                                            1999          1998
                                                          --------      --------
                                                          (Dollars in Thousands)
Deferred tax assets:
Accrued liabilities .................................     $ 12,050      $ 12,074
Accrued postretirement cost .........................       11,991        10,010
Tax loss and credit carryforward and other ..........       63,663        24,783
Other ...............................................        1,628        17,980
                                                          --------      --------
Total deferred tax assets ...........................       89,332        64,847
                                                          --------      --------

Deferred tax liabilities:
Property, plant and equipment .......................     $(68,732)     $(78,113)
Other ...............................................       (2,629)       (4,895)
                                                          --------      --------
Total deferred tax liabilities ......................      (71,361)      (83,008)
Valuation allowance .................................       (1,514)           --
                                                          --------      --------
Net deferred tax assets (liabilities) ...............       16,457       (18,161)
Less current deferred tax assets ....................      (16,888)       (5,140)
                                                          --------      --------
Long-term deferred tax liabilities ..................     $   (431)     $(23,301)
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




DELOITTE & TOUCHE LLP
Houston, Texas
December 9, 1999

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                        COMBINED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                       ---------------------------------------
                                                         1999           1998           1997
                                                       ---------      ---------      ---------
Revenues .........................................     $ 222,353      $ 261,990      $ 262,256
Cost of goods sold ...............................       188,296        209,883        197,555
                                                       ---------      ---------      ---------
Gross profit .....................................        34,057         52,107         64,701

Selling, general and administrative expenses .....        19,280         22,098         15,637
Interest and debt related expenses ...............        38,877         36,366         35,165
                                                       ---------      ---------      ---------
Net income (loss) before income taxes ............       (24,100)        (6,357)        13,899

Provision (benefit) for income taxes .............        (3,727)        (2,217)         6,290
                                                       ---------      ---------      ---------
Net income (loss) ................................     $ (20,373)     $  (4,140)     $   7,609
                                                       =========      =========      =========

                 The accompanying notes are an integral part of
                       the combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                             COMBINED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                               SEPTEMBER 30,
                                                                         ------------------------
                                                                            1999           1998
                                                                         ---------      ---------
                                          ASSETS
Current assets:
    Cash and cash equivalents ......................................     $   9,323      $   4,093
    Accounts receivable ............................................        45,139         38,562
    Inventories ....................................................        29,207         32,532
    Prepaid expenses ...............................................        12,748          6,090
                                                                         ---------      ---------
        Total current assets .......................................        96,417         81,277

Property, plant and equipment, net .................................       196,877        207,177
Due from affiliates ................................................       121,506        131,771
Other assets .......................................................        40,275         51,635
                                                                         ---------      ---------
        Total assets ...............................................     $ 455,075      $ 471,860
                                                                         =========      =========

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable ...............................................     $  22,399      $  20,432
    Accrued liabilities ............................................        16,515         16,277
                                                                         ---------      ---------
        Total current liabilities ..................................        38,914         36,709

Long-term debt due to parent .......................................       325,402        323,303
Deferred income taxes ..............................................         7,272          6,509
Deferred credits and other liabilities .............................         7,227         12,019
Commitments and contingencies (Note 7) .............................            --             --
Stockholder's equity:
    Common stock ...................................................            --             --
    Additional paid-in capital .....................................        92,734         92,734
    Retained earnings ..............................................        11,026         31,399
    Accumulated other comprehensive income .........................       (27,500)       (30,813)
                                                                         ---------      ---------
        Total stockholder's equity .................................        76,260         93,320
                                                                         ---------      ---------
            Total liabilities and stockholder's equity .............     $ 455,075      $ 471,860
                                                                         =========      =========

                 The accompanying notes are an integral part of
                       the combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                             COMBINED STATEMENTS OF

                         CHANGES IN STOCKHOLDER'S EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                               ADDITIONAL                             OTHER
                                               COMMON           PAID-IN          RETAINED         COMPREHENSIVE
                                                STOCK           CAPITAL          EARNINGS            INCOME              TOTAL
                                               -------         ----------        ---------        -------------        ---------
Balance, September 30, 1996 ...............         --         $  83,395         $  27,930          $ (19,124)         $  92,201

Acquisition of acrylic fibers business ....         --             9,339                --                 --              9,339
Comprehensive income:
    Net income ............................                           --                --              7,609                 --
    Translation adjustment ................                           --                --                 --             (1,648)
         Comprehensive income .............         --                --                --                 --              5,961
                                               -------         ---------         ---------          ---------          ---------
Balance, September 30, 1997 ...............         --            92,734            35,539            (20,772)           107,501

Comprehensive income:
    Net loss ..............................                           --                --             (4,140)                --
    Translation adjustment ................                           --                --                 --            (10,041)
         Comprehensive loss ...............         --                --                --                 --            (14,181)
                                               -------         ---------         ---------          ---------          ---------
Balance, September 30, 1998 ...............         --            92,734            31,399            (30,813)            93,320

Comprehensive income:
    Net loss ..............................                           --                --            (20,373)                --
    Translation adjustment ................                           --                --                 --              3,313
         Comprehensive loss ...............         --                --                --                 --            (17,060)
                                               -------         ---------         ---------          ---------          ---------
Balance, September 30, 1999 ...............         --         $  92,734         $  11,026          $ (27,500)         $  76,260
                                               =======         =========         =========          =========          =========

                 The accompanying notes are an integral part of
                       the combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                        COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
Cash flows from operating activities:
Net income (loss) ..........................................     $(20,373)     $ (4,140)     $  7,609
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization ..........................       24,153        23,502        20,537
    Deferred tax expense (benefit) .........................       (2,404)       (2,479)        5,894
    Other ..................................................         (233)          447            74
Change in assets/liabilities:
    Accounts receivable ....................................       (6,577)       14,331        10,824
    Inventories ............................................        3,325           (77)      (24,897)
    Prepaid expenses .......................................       (6,658)       (3,291)          570
    Due from affiliates ....................................       14,135         1,174        66,042
    Other assets ...........................................        5,189          (613)      (11,909)
    Accounts payable .......................................        1,966           665         6,509
    Accrued liabilities ....................................          238          (531)        4,266
    Other liabilities ......................................       (2,182)          298        (2,221)
                                                                 --------      --------      --------
Net cash flows provided by operating activities ............       10,579        29,286        83,298
Cash flows from investing activities:
    Capital expenditures ...................................       (7,682)      (10,550)      (24,065)
                                                                 --------      --------      --------
Net cash used in investing activities ......................       (7,682)      (10,550)      (24,065)
                                                                 --------      --------      --------
Cash flows from financing activities:
    Net change in long-term debt due to Parent .............        2,099       (20,411)      (57,156)
                                                                 --------      --------      --------
Net cash provided by (used in) financing activities ........        2,099       (20,411)      (57,156)
Effect of United States/Canadian exchange rate on cash .....          234          (447)         (205)
                                                                 --------      --------      --------
Net increase (decrease) in cash and cash equivalents .......        5,230        (2,122)        1,872
Cash and cash equivalents--beginning of year ...............        4,093         6,215         4,343
                                                                 --------      --------      --------
Cash and cash equivalents--end of year .....................     $  9,323      $  4,093      $  6,215
                                                                 ========      ========      ========
Supplemental disclosures of cash flow information:

    Income taxes paid ......................................     $   (749)     $   (541)     $   (766)

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

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

                                                                SEPTEMBER 30,
                                                          ------------------------
                                                             1999           1998
                                                          ---------      ---------
                                                           (Dollars in Thousands)
Inventories:
        Finished products ...........................     $  17,513      $  20,198
        Raw materials ...............................         2,235          2,784
                                                          ---------      ---------
Inventories at cost .................................        19,748         22,982
                                                          ---------      ---------
        Inventories under exchange agreements .......           170             34
        Stores and supplies .........................         9,289          9,516
                                                          ---------      ---------
                                                          $  29,207      $  32,532
                                                          =========      =========
Property, plant and equipment:
        Land ........................................     $   2,808      $   5,440
        Buildings ...................................        34,919         30,822
        Plant and equipment .........................       222,528        215,739
        Construction in progress ....................        13,073         13,342
                                                          ---------      ---------
        Property, plant and equipment at cost .......       273,328        265,343
        Less: accumulated depreciation ..............       (76,451)       (58,166)
                                                          ---------      ---------
                                                          $ 196,877      $ 207,177
                                                          =========      =========
Other assets:
        Patents and technology, net .................     $  20,718      $  27,017
        Other .......................................        19,557         24,618
                                                          ---------      ---------
                                                          $  40,275      $  51,635
                                                          =========      =========
Accrued liabilities:
        Accrued compensation ........................     $   4,988      $     927
        Billings in excess of costs incurred ........         3,135          2,593
        Other .......................................         8,392         12,757
                                                          ---------      ---------
                                                          $  16,515      $  16,277
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

        A reconciliation of the Canadian income taxes to the Canadian effective tax provision follows:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                           1999        1998         1997
                                                                           -----      -------      -------
                                                                                (Dollars in Thousands)
Provision for federal income tax at the statutory rate ...............     $ 259      $ 1,367      $ 5,798
Provincial income taxes at the statutory rate ........................        88          563        2,672
Federal and provincial manufacturing and processing tax credits ......       (50)        (286)        (889)
Other ................................................................        16          156          600
                                                                           -----      -------      -------
Total Canadian tax provision .........................................     $ 313      $ 1,800      $ 8,181
                                                                           =====      =======      =======

The provision for Canadian income taxes is composed of the following:

                                             YEAR ENDED SEPTEMBER 30,
                                         --------------------------------
                                          1999         1998         1997
                                         -------      -------      ------
                                               (Dollars in Thousands)
Current federal ....................     $ 2,098      $ 2,852      $1,489
Deferred federal ...................      (1,859)      (1,611)      3,717
Current provincial .................         619        1,427         798
Deferred provincial ................        (545)        (868)      2,177
                                         -------      -------      ------
Total Canadian tax provision .......     $   313      $ 1,800      $8,181
                                         =======      =======      ======

The components of the Company's Canadian deferred income tax assets and liabilities are summarized below:

                                                     SEPTEMBER 30,
                                                ----------------------
                                                  1999          1998
                                                --------      --------
                                                (Dollars in Thousands)
Deferred tax assets:
    Accrued liabilities ...................     $    318      $    299
    Accrued postretirement cost ...........        1,236           966
    Investment tax credits ................        4,767         6,806
                                                --------      --------
                                                   6,321         8,071
                                                --------      --------
Deferred tax liabilities:
    Property, plant, and equipment ........      (13,593)      (14,459)
    Other .................................           --          (121)
                                                --------      --------
                                                 (13,593)      (14,580)
                                                --------      --------
Net deferred tax liabilities ..............     $ (7,272)     $ (6,509)
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

                                                                          AUGUST 31,
                                                                    ----------------------
                                                                      1999          1998
                                                                    --------      --------
                                                                    (Dollars in Thousands)
Change in benefit obligation:
    Benefit obligation at beginning of year ...................     $ 14,577      $ 13,348
    Currency rate conversion ..................................          556        (1,314)
    Service cost ..............................................          919           748
    Interest cost .............................................        1,112         1,016
    Actuarial loss (gain) .....................................         (124)        1,008
    Benefits paid .............................................         (757)         (229)
                                                                    --------      --------
    Benefit obligation at end of year .........................     $ 16,283      $ 14,577
                                                                    ========      ========
Change in plan assets:
    Fair value at beginning of year ...........................     $ 13,062      $ 14,859
    Currency rate conversion ..................................          498        (1,463)
    Actual return on plan assets ..............................        1,858          (882)
    Employer contributions ....................................          669           698
    Participants' contributions ...............................           --            79
    Benefits paid .............................................         (757)         (229)
                                                                    --------      --------
    Fair value at end of year .................................     $ 15,330      $ 13,062
                                                                    ========      ========
Development of net amount recognized:
    Funded status .............................................     $   (953)     $ (1,515)
    Unrecognized cost:
         Actuarial loss (gain) ................................          (22)          962
         Prior service cost ...................................          333           348
                                                                    --------      --------
    Net amount recognized .....................................     $   (642)     $   (205)
                                                                    ========      ========
Amounts recognized in the statement of financial position:

    Prepaid pension cost ......................................     $    529      $    655
    Accrued pension cost ......................................       (1,198)       (1,054)
    Intangible asset ..........................................           27           175
    Accumulated other comprehensive income ....................           --            19
                                                                    --------      --------
    Net amount recognized .....................................     $   (642)     $   (205)
                                                                    ========      ========

Net periodic pension costs (income) for the Canadian pension plan consist of the following components:

                                                                                  AUGUST 31,
                                                                      -----------------------------------
                                                                       1999          1998          1997
                                                                      -------       -------       -------
                                                                            (Dollars in Thousands)
Components of net pension costs:
    Service cost-benefits earned during the year ................     $   919       $   748       $   830
    Interest on prior year's projected benefit obligation .......       1,112         1,016         1,127
    Expected return on plan assets ..............................        (963)       (1,092)       (1,212)
    Net amortization:
         Actuarial loss (gain) ..................................          68          (130)         (144)
         Prior service cost .....................................          29            15            16
                                                                      -------       -------       -------
    Net pension costs ...........................................     $ 1,165       $   557       $   617
                                                                      =======       =======       =======
Weighted-average assumptions:
    Discount Rate ...............................................        7.50%         7.00%         8.00%
    Rates of increase in salary compensation level ..............        4.50%         4.00%         5.00%
    Expected long-term rate of return on plan assets ............        7.50%         7.00%         8.00%

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

                                                               AUGUST 31,
                                                          --------------------
                                                           1999         1998
                                                          -------      -------
                                                          (Dollars in Thousands)
Change in benefit obligation:
    Benefit obligation at beginning of year .........     $ 4,306      $ 3,831
    Service cost ....................................         307          264
    Interest cost ...................................         299          286
    Actuarial loss (gain) ...........................          --          (50)
    Benefits paid ...................................         (26)         (25)
                                                          -------      -------
    Benefit obligation at end of year ...............     $ 4,886      $ 4,306
                                                          =======      =======
    Development of net amount recognized:
    Funded status ...................................     $(4,886)     $(4,306)
Unrecognized cost:
         Actuarial loss (gain) ......................         637          669
         Prior service cost .........................          --           --
                                                          -------      -------
    Net amount recognized ...........................     $(4,249)     $(3,637)
                                                          =======      =======

Net periodic plan costs (income) for the Canadian postretirement benefit consist of the following components:

                                                  AUGUST 31,
                                           ------------------------
                                           1999      1998      1997
                                           ----      ----      ----
                                            (Dollars in Thousands)
Components of net plan costs:
    Service cost .....................     $307      $264      $208
    Interest cost ....................      299       286       202
    Net amortization
         Actuarial loss (gain) .......       32        --        --
                                           ----      ----      ----
    Net plan costs (income) ..........     $638      $550      $410
                                           ====      ====      ====
Weighted-average assumptions:
    Discount Rate ....................     6.75%      7.5%      7.5%

        The weighted average annual assumed health care trend rate is assumed to be 7.5% for 1999. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care trend rates would have the following effects:

                                                                   1% INCREASE     1% DECREASE
                                                                   -----------     -----------
                                                                     (Dollars in Thousands)
Effect on total of service and interest cost components .........     $ 33           $ (29)
Effect on post-retirement benefit obligation ....................      230            (200)

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

         In order to secure the repayment of the 12 3/8% Notes, a second priority pledge of 100% of the common stock of each of the United States entities included in these financial statements was granted by the holders of such stock. In addition, a first priority pledge of 65% of the common stock of each of the Company's non-United States entities was given by the holders of such stock.

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

                                                       PRO FORMA
                                                     TWELVE MONTHS
                                                         ENDED
                                                     SEPTEMBER 30,
                                                          1997
                                                    --------------
         Revenues...............................      $ 306,756
         Net income.............................      $   5,408

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



DELOITTE & TOUCHE LLP
Houston, Texas
December 9, 1999

                          STERLING PULP CHEMICALS, LTD.

                            STATEMENTS OF OPERATIONS
                           (U.S. DOLLARS IN THOUSANDS)

                                                          YEAR ENDED SEPTEMBER 30,
                                                       1999         1998         1997
                                                     --------     --------     --------
Revenues .......................................     $109,510     $112,750     $130,114
Cost of goods sold .............................       90,656       86,403       91,752
                                                     --------     --------     --------
Gross profit ...................................       18,854       26,347       38,362

Selling, general and administrative expenses ...       12,740       16,650       14,468
Interest and debt related expenses .............        5,548        4,997        4,122
                                                     --------     --------     --------
Net income before income taxes .................          566        4,700       19,772

Provision for income taxes (Note 5) ............          313        1,800        8,181
                                                     --------     --------     --------
Net income .....................................     $    253     $  2,900     $ 11,591
                                                     ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                                 BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                                   1999            1998
                                                                               -------------   -------------
ASSETS
Current
     Cash and cash equivalents ............................................     $    8,481      $    3,426
     Accounts receivable (net of allowance for doubtful accounts of $205;
        1998--$153) .......................................................         16,840          14,015
     Due from related parties (Note 8) ....................................          1,369             954
     Other receivables ....................................................          2,254           1,744
     Inventories (Note 2) .................................................          5,146           6,660
     Prepaid expenses .....................................................            633             592
                                                                                ----------      ----------
                                                                                    34,723          27,391
Property, plant and equipment, net (Note 3) ...............................         75,531          80,038
Other assets ..............................................................            440           4,878
                                                                                ----------      ----------
     Total assets .........................................................     $  110,694      $  112,307
                                                                                ==========      ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current
     Accounts payable .....................................................     $    8,978      $   13,400
     Accrued generator construction costs .................................          2,967           1,175
     Other accrued liabilities ............................................          7,093           5,213
     Due to related parties (Note 8) ......................................          1,241           7,400
     Current portion of long-term debt ....................................             --           4,527
                                                                                ----------      ----------
                                                                                    20,279          31,715
Note payable (Note 4) .....................................................         56,667          54,095
Deferred income taxes (Note 5) ............................................          7,272           6,509
Deferred credits and other liabilities ....................................          3,972           3,681
Commitments and contingencies (Note 7) ....................................             --              --
Stockholder's equity:
     Common stock .........................................................              1               1
     Additional paid-in capital ...........................................         16,871              --
     Retained earnings ....................................................         14,470          25,296
     Accumulated other comprehensive income ...............................         (8,838)         (8,990)
                                                                                ----------      ----------
        Total stockholder's equity ........................................         22,504          16,307
                                                                                ----------      ----------
          Total liabilities and stockholder's equity ......................     $  110,694      $  112,307
                                                                                ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                           (U.S. DOLLARS IN THOUSANDS)


                                                                                    ACCUMULATED
                                     COMMON STOCK        ADDITIONAL                    OTHER
                                 --------------------     PAID-IN      RETAINED    COMPREHENSIVE
                                  SHARES      AMOUNT      CAPITAL      EARNINGS        INCOME         TOTAL
                                 --------    --------     --------     --------    -------------     --------
Balance, September 30, 1996...          1    $      1     $ 36,968     $ 21,471       $ (5,277)      $ 53,163
Net capital distributions.....         --          --      (29,630)          --             --        (29,630)
Comprehensive income:
   Net income ................         --          --           --       11,591             --
   Translation adjustment.....         --          --           --           --           (715)
      Comprehensive income....         --          --           --           --             --         10,876
                                 --------    --------     --------     --------       --------       --------
Balance, September 30, 1997...          1           1        7,338       33,062         (5,992)        34,409
Net capital distributions.....         --          --       (7,338)          --             --         (7,338)
Dividends ....................         --          --           --      (10,666)            --        (10,666)
Comprehensive income:
   Net income ................         --          --           --        2,900             --
   Translation adjustment.....         --          --           --           --         (2,998)
      Comprehensive loss......         --          --           --           --             --            (98)
                                 --------    --------     --------     --------       --------       --------
Balance, September 30, 1998...          1           1           --       25,296         (8,990)        16,307
Net capital contributions.....         --          --       16,871           --             --         16,871
Dividends ....................         --          --           --      (11,079)            --        (11,079)
Comprehensive income:
   Net income ................         --          --           --          253             --
   Translation adjustment.....         --          --           --           --            152
      Comprehensive income....         --          --           --           --             --            405
                                 --------    --------     --------     --------       --------       --------
Balance, September 30, 1999...          1    $      1     $ 16,871     $ 14,470       $ (8,838)      $ 22,504
                                 ========    ========     ========     ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                          STERLING PULP CHEMICALS, LTD.

                            STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                        ------------------------------------
                                                                          1999          1998          1997
                                                                        --------      --------      --------
Cash flows from operating activities:
     Net income ...................................................     $    253      $  2,900      $ 11,591
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ...........................        7,757         7,700         8,359
          Loss on disposal/write off of assets ....................           50            70            --
          Deferred tax expense/(benefit) ..........................         (539)       (2,479)        5,894
          Other ...................................................          (31)          505          (170)
     Changes in assets/liabilities:
          Accounts receivable .....................................       (2,156)        6,036         3,803
          Due from related parties ................................         (377)        2,216         1,482
          Other receivables .......................................         (436)        4,136         1,504
          Inventories .............................................        1,791        (1,113)          434
          Prepaid expenses ........................................          (21)          117            (1)
          Other assets--net .......................................        4,530           846         1,339
          Accounts payable ........................................         (607)        5,496        (1,336)
          Accrued generator construction costs ....................        2,450        (4,414)        1,298
          Other accrued liabilities ...............................       (2,467)       (1,252)          869
          Due to related parties ..................................       (6,505)        3,702         2,133
          Other liabilities .......................................          299        (4,240)         (814)
                                                                        --------      --------      --------
Net cash provided by operating activities .........................        3,991        20,226        36,385
                                                                        --------      --------      --------
Cash flows from investing activities:
     Proceeds on disposal of fixed assets .........................        3,578            --            --
     Capital expenditures .........................................       (3,465)       (4,381)       (3,336)
                                                                        --------      --------      --------
Net cash provided by (used in) investing activities ...............          113        (4,381)       (3,336)
                                                                        --------      --------      --------
Cash flows from financing activities:
     Repayment of long term debt ..................................       (4,527)           --            --
     Contribution from parent .....................................       16,871            --            --
     Distribution to parent .......................................           --        (7,338)      (29,630)
     Dividends ....................................................      (11,079)      (10,666)           --
                                                                        --------      --------      --------
Net cash provided by (used in) financing activities ...............        1,265       (18,004)      (29,630)
Effect of exchange rate on cash ...................................         (314)          405        (1,469)
                                                                        --------      --------      --------
Net increase (decrease) in cash and cash equivalents ..............        5,055        (1,754)        1,950
Cash and cash equivalents, beginning of year ......................        3,426         5,180         3,230
                                                                        --------      --------      --------
Cash and cash equivalents, end of year ............................     $  8,481      $  3,426      $  5,180
                                                                        ========      ========      ========
Supplemental disclosures of cash flow information:
     Interest paid, net of interest income received ...............     $(11,608)     $    (92)     $ (1,076)
     Income taxes paid ............................................         (749)         (541)         (766)


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

2. INVENTORIES

                                                                        SEPTEMBER 30,
                                                                 -------------------------
                                                                    1999           1998
                                                                 ----------     ----------
                                                                  (Dollars in Thousands)
Inventories:
     Finished products .....................................     $    1,872     $    3,455
     Raw materials .........................................            209            253
                                                                 ----------     ----------
Inventories at cost ........................................          2,081          3,708
Inventories under exchange agreements ......................             77             78
Stores and supplies ........................................          2,988          2,874
                                                                 ----------     ----------
                                                                 $    5,146     $    6,660
                                                                 ==========     ==========

3. PROPERTY, PLANT, AND EQUIPMENT

                                                                        SEPTEMBER 30,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
                                                                   (Dollars in Thousands)
Property, plant, and equipment:
     Land ..................................................     $    1,448      $    4,079
     Buildings .............................................         13,808          11,864
     Plant and equipment ...................................        110,711         106,408
                                                                 ----------      ----------
     Property, plant, and equipment at cost ................        125,967         122,351
     Less accumulated depreciation .........................        (50,436)        (42,313)
                                                                 ----------      ----------
                                                                 $   75,531      $   80,038
                                                                 ==========      ==========

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

5. INCOME TAXES

     A reconciliation of federal statutory income taxes to the Company's effective tax provision follows:

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                             ------------------------------------
                                                                               1999          1998          1997
                                                                             --------      --------      --------
                                                                                    (Dollars in Thousands)
     Provision for federal income tax at the statutory rate ............          259      $  1,367      $  5,798
     Provincial income taxes at the statutory rate .....................           88           563         2,672
     Federal and provincial manufacturing and processing tax credits ...          (50)         (286)         (889)
     Other .............................................................           16           156           600
                                                                             --------      --------      --------
                                                                             $    313      $  1,800      $  8,181
                                                                             ========      ========      ========

     The provision for income taxes is composed of the following:

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             ------------------------------------
                                                                               1999          1998          1997
                                                                             --------      --------      --------
                                                                                    (Dollars in Thousands)
     Current federal ...................................................     $  2,098      $  2,852      $  1,489
     Deferred federal ..................................................       (1,859)       (1,611)        3,717
     Current provincial ................................................          619         1,427           798
     Deferred provincial ...............................................         (545)         (868)        2,177
                                                                             --------      --------      --------
          Total tax provision ..........................................     $    313      $  1,800      $  8,181
                                                                             ========      ========      ========

     The components of the Company's deferred income tax assets and liabilities are summarized below:

                                                                                      SEPTEMBER 30,
                                                                                --------------------------
                                                                                   1999            1998
                                                                                ----------      ----------
                                                                                  (Dollars in Thousands)
     Deferred tax assets
          Accrued liabilities .............................................     $      318      $      299
          Accrued postretirement cost .....................................          1,236             966
          Investment tax credits ..........................................          4,767           6,806
                                                                                ----------      ----------
                                                                                $    6,321      $    8,071
                                                                                ----------      ----------
     Deferred tax liabilities
          Property, plant and equipment ...................................        (13,593)        (14,459)
          Other ...........................................................             --            (121)
                                                                                ----------      ----------
                                                                                   (13,593)        (14,580)
     Net deferred tax liabilities .........................................     $   (7,272)     $   (6,509)
                                                                                ==========      ==========

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

                                                                                        AUGUST 31,
                                                                                --------------------------
                                                                                   1999            1998
                                                                                ----------      ----------
                                                                                  (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ................................     $   14,577      $   13,348
   Currency rate conversion ...............................................            556          (1,314)
   Service cost ...........................................................            919             748
   Interest cost ..........................................................          1,112           1,016
   Actuarial loss (gain) ..................................................           (124)          1,008
   Benefits paid ..........................................................           (757)           (229)
                                                                                ----------      ----------
   Benefit obligation at end of year ......................................     $   16,283      $   14,577
                                                                                ==========      ==========
Change in plan assets:
   Fair value at beginning of year ........................................     $   13,062      $   14,859
   Currency rate conversion ...............................................            498          (1,463)
   Actual return on plan assets ...........................................          1,858            (882)
   Employer contributions .................................................            669             698
   Participants' contributions ............................................             --              79
   Benefits paid ..........................................................           (757)           (229)
                                                                                ----------      ----------
   Fair value at end of year ..............................................     $   15,330      $   13,062
                                                                                ==========      ==========
Development of net amount recognized:
   Funded status ..........................................................     $     (953)     $   (1,515)
   Unrecognized cost:
      Actuarial loss (gain) ...............................................            (22)            962
      Prior service cost ..................................................            333             348
                                                                                ----------      ----------
   Net amount recognized ..................................................     $     (642)     $     (205)
                                                                                ==========      ==========
Amounts recognized in the statement of financial position:
   Prepaid pension cost ...................................................     $      529      $      655
   Accrued pension cost ...................................................         (1,198)         (1,054)
   Intangible asset .......................................................             27             175
   Accumulated other comprehensive income .................................             --              19
                                                                                ----------      ----------
   Net amount recognized ..................................................     $     (642)     $     (205)
                                                                                ==========      ==========

Net periodic pension costs (income) consist of the following components:

                                                                                     AUGUST 31,
                                                                        ------------------------------------
                                                                          1999          1998          1997
                                                                        --------      --------      --------
                                                                                (Dollars in Thousands)
Components of net pension costs:
   Service cost-benefits earned during the year ...................     $    919      $    748      $    830
   Interest on prior year's projected benefit obligation ..........        1,112         1,016         1,127
   Expected return on plan assets .................................         (963)       (1,092)       (1,212)
   Net amortization:
      Actuarial loss (gain) .......................................           68          (130)         (144)
      Prior service cost ..........................................           29            15            16
                                                                        --------      --------      --------
   Net pension costs ..............................................     $  1,165      $    557      $    617
                                                                        ========      ========      ========
Weighted-average assumptions:
   Discount Rate ..................................................         7.50%         7.00%         8.00%
   Rates of increase in salary compensation level .................         4.50%         4.00%         5.00%
   Expected long-term rate of return on plan assets ...............         7.50%         7.00%         8.00%

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

                                                                                        AUGUST 31,
                                                                                --------------------------
                                                                                  1999             1998
                                                                                ----------      ----------
                                                                                 (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ................................     $    4,306      $    3,831
   Service cost ...........................................................            307             264
   Interest cost ..........................................................            299             286
   Actuarial loss (gain) ..................................................             --             (50)
   Benefits paid ..........................................................            (26)            (25)
                                                                                ----------      ----------
   Benefit obligation at end of year ......................................     $    4,886      $    4,306
                                                                                ==========      ==========
Development of net amount recognized:
   Funded status ..........................................................     $   (4,886)     $   (4,306)
   Unrecognized cost:
      Actuarial loss ......................................................            637             669
                                                                                ----------      ----------
   Net amount recognized ..................................................     $   (4,249)     $   (3,637)
                                                                                ==========      ==========

Net periodic plan costs (income) consist of the following components:

                                                                                     AUGUST 31,
                                                                        ------------------------------------
                                                                          1999          1998          1997
                                                                        --------      --------      --------
                                                                               (Dollars in Thousands)
Components of net plan costs:
   Service cost ...................................................     $    307      $    264      $    208
   Interest cost ..................................................          299           286           202
   Net amortization:
      Actuarial loss ..............................................           32            --            --
                                                                        --------      --------      --------
   Net plan costs .................................................     $    638      $    550      $    410
                                                                        ========      ========      ========
Weighted-average assumptions:
   Discount Rate ..................................................         6.75%         7.50%         7.50%

     The weighted average annual assumed health care trend rate is assumed to be 7.5% for 1999. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

                                                                          1% INCREASE     1% DECREASE
                                                                          -----------     -----------
                                                                              Dollars in Thousands)
Effect on total of service and interest cost components.............      $        33     $      (29)
Effect on post-retirement benefit obligation........................              230           (200)

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

8. RELATED PARTY TRANSACTIONS

     In the normal course of operations of the Company, the following represents significant transactions with related parties for the fiscal years ended September 30, 1999, 1998, and 1997:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                        ------------------------------------
                                                                          1999          1998          1997
                                                                        --------      --------      --------
                                                                               (Dollars in Thousands)
Chemicals:

     Management fees ..............................................     $    869      $    795      $    848
Parent:
     Services, marketing and R&D revenue ..........................     $    921      $    833      $    617
Commonly controlled companies:
     Sale of goods ................................................     $  9,295      $  4,867      $    347
     Purchase of goods ............................................        6,401         4,580            --
     Supply agreement revenue .....................................           --            --           585
     Administration fee revenue ...................................          335           323           361
     Interest expense .............................................        5,630         4,860         4,199

     The amounts due from and to related parties for the years ended September 30, 1999 and 1998 are as follows:

                                                  SEPTEMBER 30,
                                               1999           1998
                                           ------------   ------------
                                             (Dollars in Thousands)
Due from related parties:
     Parent ............................   $         12   $        305
     Commonly controlled companies .....          1,357            649
                                           ------------   ------------
                                           $      1,369   $        954
                                           ============   ============
Due to related parties:
     Parent ............................   $        132   $        128
     Commonly controlled companies .....          1,109          7,272
                                           ------------   ------------
                                           $      1,241   $      7,400
                                           ============   ============

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




Peter W. De Leeuw
President and Chief Executive Officer



Paul G. Vanderhoven
Controller - Principal Accounting Officer


December 16, 1999

                              STERLING CANADA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                         1999             1998           1997
                                                     ------------    ------------    ------------
Revenues .........................................   $    155,673    $    162,066    $    170,723
Cost of goods sold ...............................        125,812         124,887         120,584
                                                     ------------    ------------    ------------
Gross profit .....................................         29,861          37,179          50,139

Selling, general, and administrative expenses ....          9,839           9,941           7,086
Interest and debt related expenses ...............         29,463          28,484          29,228
                                                     ------------    ------------    ------------
Net income (loss) before income taxes ............         (9,441)         (1,246)         13,825

Provision (benefit) for income taxes .............            487            (534)          6,047
                                                     ------------    ------------    ------------
Net income (loss) ................................   $     (9,928)   $       (712)   $      7,778
                                                     ============    ============    ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              STERLING CANADA, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                                   SEPTEMBER 30,
                                                           ----------------------------
                                                               1999            1998
                                                           ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ...........................   $      8,588    $      3,572
   Accounts receivable .................................         33,342          26,399
   Inventories .........................................          6,288           7,866
   Prepaid expenses ....................................         12,947           6,590
                                                           ------------    ------------
     Total current assets ..............................         61,165          44,427

Property, plant, and equipment, net ....................        127,658         135,952
Due from affiliates ....................................        139,868         149,650
Other assets ...........................................         34,389          45,947
                                                           ------------    ------------
     Total assets ......................................   $    363,080    $    375,976
                                                           ============    ============

          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable ....................................   $     14,680    $     13,538
    Accrued liabilities ................................         11,238          12,867
                                                           ------------    ------------
     Total current liabilities .........................         25,918          26,405
Long-term debt due to parent ...........................        243,999         245,764
Deferred income taxes ..................................          7,272           6,509
Deferred credits and other liabilities .................          4,927           9,719
Commitments and contingencies (Note 7) .................             --              --
Stockholder's equity:
   Common stock ........................................             --              --
   Additional paid-in capital ..........................         83,396          83,396
   Retained earnings ...................................         25,068          34,996
   Accumulated other comprehensive income ..............        (27,500)        (30,813)
                                                           ------------    ------------
     Total stockholder's equity ........................         80,964          87,579
                                                           ------------    ------------
        Total liabilities and stockholder's equity .....   $    363,080    $    375,976
                                                           ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              STERLING CANADA, INC.

                           CONSOLIDATED STATEMENTS OF

                         CHANGES IN STOCKHOLDER'S EQUITY

                             (DOLLARS IN THOUSANDS)



                                                                                              ACCUMULATED
                                                             ADDITIONAL                          OTHER
                                              COMMON           PAID-IN        RETAINED       COMPREHENSIVE
                                               STOCK           CAPITAL        EARNINGS           INCOME           TOTAL
                                           -------------    -------------   -------------    -------------    -------------
Balance, September 30, 1996 ............   $          --    $      83,396   $      27,930    $     (19,124)   $      92,202

Comprehensive income:
   Net income ..........................              --               --           7,778               --
   Translation adjustment ..............              --               --              --           (1,648)
      Comprehensive income .............                                                                              6,130
                                           -------------    -------------   -------------    -------------    -------------
Balance, September 30, 1997 ............              --           83,396          35,708          (20,772)          98,332

Comprehensive income:
   Net loss ............................              --               --            (712)              --
   Translation adjustment ..............              --               --              --          (10,041)
      Comprehensive loss ...............                                                                            (10,753)
                                           -------------    -------------   -------------    -------------    -------------
Balance, September 30, 1998 ............              --           83,396          34,996          (30,813)          87,579

Comprehensive income:
   Net loss ............................              --               --          (9,928)              --
   Translation adjustment ..............              --               --              --            3,313
      Comprehensive loss ...............                                                                             (6,615)
                                           -------------    -------------   -------------    -------------    -------------
Balance, September 30, 1999 ............   $          --    $      83,396   $      25,068          (27,500)   $      80,964
                                           =============    =============   =============    =============    =============








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              STERLING CANADA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                        --------------------------------------
                                                                                           1999          1998          1997
                                                                                        ----------    ----------    ----------
Cash flows from operating activities:
Net income (loss)....................................................................   $   (9,928)   $     (712)   $    7,778
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ....................................................       18,328        18,140        11,702
   Deferred tax expense (benefit) ...................................................          763          (361)       (5,146)
   Other ............................................................................         (234)          448           205
Change in assets/liabilities:
   Accounts receivable ..............................................................       (6,943)        6,863         6,369
   Inventories ......................................................................        1,578        (1,718)         (166)
   Prepaid expenses .................................................................       (6,357)       (2,846)         (375)
   Due from affiliates ..............................................................       13,095        (3,796)       26,374
   Other assets .....................................................................        5,881        (1,062)       (5,591)
   Accounts payable .................................................................        1,142         5,208        (4,864)
   Accrued liabilities ..............................................................       (1,629)        1,606        (1,281)
   Other liabilities ................................................................       (4,792)          298         3,209
                                                                                        ----------    ----------    ----------
Net cash flows provided by operating activities .....................................       10,904        22,068        38,214
                                                                                        ----------    ----------    ----------
Cash flows from investing activities-
   Capital expenditures .............................................................       (4,357)       (6,154)      (18,782)
                                                                                        ----------    ----------    ----------
Cash flows from financing activities -
   Net change in long-term debt due to Parent .......................................       (1,765)      (17,806)      (17,659)
                                                                                        ----------    ----------    ----------

Effect of United States/Canadian exchange rate on cash ..............................          234          (447)         (205)
                                                                                        ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents ................................        5,016        (2,339)        1,568
Cash and cash equivalents--beginning of year ........................................        3,572         5,911         4,343
                                                                                        ----------    ----------    ----------
Cash and cash equivalents--end of year...............................................   $    8,588    $    3,572    $    5,911
                                                                                        ==========    ==========    ==========
Supplemental disclosures of cash flow information:
   Income taxes paid.................................................................   $     (749)   $     (541)   $     (766)



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              STERLING CANADA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (U.S. DOLLARS)


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Sterling Canada, Inc., through its subsidiaries (Sterling Canada, Inc. and its subsidiaries collectively, the "Company") manufactures chemicals for use primarily in the pulp and paper industry at four plants in Canada and one plant in Valdosta, Georgia. These plants primarily produce sodium chlorate, a chemical used primarily to make chlorine dioxide, which in turn is used by pulp mills in the pulp bleaching process. The Company also produces sodium chlorite at one of its Canadian locations and oversees construction of large-scale chlorine dioxide generators for the pulp and paper industry. Sterling Canada, Inc. is a wholly-owned subsidiary of Sterling Chemicals, Inc. ("Chemicals"), which is a wholly owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings").

      Under SEC rules, specified information is required to be provided with respect to subsidiaries of an issuer of debt securities whose capital stock is pledged to secure the repayment of those debt securities. On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are guaranteed by Sterling Canada, Inc. and all of Chemicals' other existing direct and indirect subsidiaries incorporated in the United States (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries. The 12 3/8% Notes are also secured by 65% of the stock of Sterling Pulp Chemicals, Ltd. ("Sterling Pulp") and Sterling NRO, Ltd., each of which is a subsidiary of Sterling Canada, Inc. incorporated in Canada. In order to comply with these SEC rules, the financial statements and footnotes of Sterling Canada, Inc. are presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of the Company are described below.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Sterling Canada, Inc. and all of its direct and indirect wholly owned subsidiaries, which include Sterling Pulp, Sterling Pulp Chemicals, Inc., Sterling Pulp Chemicals US, Inc., and Sterling NRO, Ltd. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

     The Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents.

INVENTORIES

      Inventories are stated at the lower of cost or market; cost is determined on the first-in, first-out basis except for raw materials and stores and supplies, which are valued at average cost.

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

Disposals are removed at carrying costs less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to 25 years with the predominant life of the plant and equipment being 15 years.

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

PATENTS AND ROYALTIES

     The cost of patents is amortized on a straight-line basis over their estimated useful lives, which approximates ten years. The Company capitalized the value of the chlorine dioxide generator technology acquired in fiscal 1992 based on the net present value of all estimated remaining royalty payments associated with the technology. The resulting intangible amount is included in other assets and is amortized over the average life for these royalty payments of ten years.

INCOME TAXES

     The Company is included in the consolidated United States federal income tax return filed by Holdings. The Company's provision (benefit) for United States income taxes has been allocated by Holdings as if the Company filed its annual tax returns on a separate return basis. The Company's Canadian subsidiaries file separate federal Canadian tax returns, as well as returns in the provinces in which they operate. For these Canadian subsidiaries, deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of the subsidiary's assets and liabilities.

REVENUE RECOGNITION

     The Company generates revenues through sales in the open market pursuant to short-term and long-term contracts with its customers. The Company recognizes revenue from sales as the products are shipped. Revenues associated with the constructing of chlorine dioxide generators are recognized using the percentage of completion method based on cost incurred compared to total estimated cost. The Company also receives prepaid royalties for use of the chlorine dioxide generator technology; such royalties are typically recognized as revenues over a period of ten years.

FOREIGN CURRENCY TRANSLATION AND FOREIGN EXCHANGE

     Assets and liabilities denominated in Canadian dollars are translated into United States dollars at year-end exchange rates and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reported as a separate component of stockholder's equity, while transaction gains and losses are included in operations when incurred.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable, and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) of the debt allocated to the Company by Chemicals or on the current interest rates available for debt with similar terms and remaining maturities. Considerable judgement is required in developing these estimates and, accordingly, no assurances can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

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

ALLOCATIONS

     Sterling Canada, Inc. and each of its subsidiaries is directly or indirectly wholly owned by Chemicals, which incurs certain direct and indirect expenses for the benefit and support of the Company. These services include, among others, tax planning, treasury, legal, risk management, and the maintenance of insurance coverage for the Company. Chemicals allocated $2.5 million, $2.5 million, and $1.7 million of such expenses to the Company in fiscal years 1999, 1998, and 1997, respectively, which are included in selling, general, and administrative expenses. Allocations are based on the Company's proportionate share of the respective amounts and are determined primarily on revenue. In addition, the Company is dependent on Chemicals for financing.

EARNINGS PER SHARE

     All issued and outstanding shares of the Company are held directly or indirectly by Chemicals, and accordingly, earnings per share information is not presented.

NEW ACCOUNTING STANDARDS

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying of comprehensive income and its components and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which established revisions to employers' disclosure about pension and other postretirement benefit plans. Adoption of these statements in fiscal 1999 had no effect on net income. The only item of accumulated other comprehensive income is the Company's foreign currency translation adjustment.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the accounting impact and disclosures that will be required when these statements are adopted in the first quarter of fiscal 2001.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:


                                                       September 30,
                                                ----------------------------
                                                    1999            1998
                                                ------------    ------------
                                                    (Dollars in Thousands)
Inventories:
   Finished products ........................   $      2,512    $      4,226
   Raw materials ............................            270             302
                                                ------------    ------------

Inventories, at cost ........................          2,782           4,528
Inventories under exchange agreements .......            170              35
Stores and supplies .........................          3,336           3,303
                                                ------------    ------------

                                                $      6,288    $      7,866
                                                ============    ============

Property, plant, and equipment:
   Land .....................................   $      1,465    $      4,097
   Buildings ................................         27,040          26,820
   Plant and equipment ......................        161,824         154,916
                                                ------------    ------------

Property, plant, and equipment, at cost .....        190,329         185,833
Less accumulated depreciation ...............        (62,671)        (49,881)
                                                ------------    ------------
                                                $    127,658    $    135,952
                                                ============    ============

Accrued liabilities:
   Accrued compensation .....................   $      2,169    $        927
   Billings in excess of costs incurred .....          3,135           2,593
   Other ....................................          5,934           9,347
                                                ------------    ------------
                                                $     11,238    $     12,867
                                                ============    ============


4. LONG TERM DEBT

     In August 1996, in connection with a recapitalization transaction, Chemicals allocated $276.8 million of debt to the Company. Principal payments were allocated to the Company by Chemicals as scheduled principal payments were made on a basis consistent with the original allocation. In addition, the Company made payments to Chemicals for application towards the intercompany allocation of principal, from time to time, out of available cash. Interest expense is allocated based on the terms of Chemicals' debt agreements. At September 30, 1999, interest rates ranged from 11.25% to 12.375%. Debt issue costs relating to long-term debt have been allocated to the Company by Chemicals on a basis consistent with long-term debt and are included in other assets.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Notes due 2006 which were subsequently exchanged for the 12 3/8% Notes. The 12 3/8% Notes are guaranteed by most of Chemicals' existing direct and indirect subsidiaries incorporated in the United States, including Sterling Canada, Inc., Sterling Pulp Chemicals, Inc., and Sterling Pulp Chemicals US, Inc., on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of such subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of such subsidiary. However, the 12 3/8% Notes and each subsidiary's guarantee are subordinated to the extent of the collateral securing Chemicals' new secured revolving credit facilities described below. The 12 3/8% Notes and the subsidiary guarantees are secured by (i) a second priority lien on all of Chemicals' and the subsidiary guarantors' United States production facilities and related assets, (ii) a second priority pledge of all of the capital stock of each subsidiary guarantor, and (iii) a first priority pledge of 65% of the stock of certain of the Chemicals' subsidiaries incorporated outside of the United States, including Sterling Pulp and Sterling NRO, Ltd. The proceeds of the offering of the 12 3/8% Notes were used to fully repay and terminate Chemicals' three outstanding term loans. Upon consummation of the offering of the 12 3/8% Notes, the debt allocated to the Company by Chemicals increased to $244.0 million.

     In addition, on July 23, 1999, Chemicals established two new secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans (the "New Revolvers") under a single Revolving Credit Agreement (the "New Credit Agreement"). Under the New Credit Agreement, Chemicals and most of its direct and indirect subsidiaries incorporated in the United States are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolvers consist of (i) a $70,000,000 revolving credit facility (the "Fixed Assets Revolver") secured by a first priority lien on all United States production facilities and related assets of Chemicals and the other co-borrowers, all of the capital stock of Chemicals and the other co-borrowers and a second priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers, and (ii) an $85,000,000 revolving credit facility (the "Current Assets Revolver") secured by a first priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers.

     Funding under the 12 3/8% Notes and the New Revolvers occurred on July 23, 1999. The proceeds of the 12 3/8% Notes and the initial borrowings under the New Revolvers were used to completely repay all outstanding indebtedness under Chemicals' then existing senior credit facilities.

     Approximately $54.6 million was drawn by Chemicals under the Fixed Assets Revolver at September 30, 1999, of which no amounts were allocated to the Company. Borrowings under the Fixed Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the New Credit Agreement) plus 3.75% or the "Alternate Base Rate" plus 2.25%. Borrowings under the Current Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.00% or the "Alternate Base Rate" plus 1.50%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2% (as defined in the New Credit Agreement). The New Credit Agreement also requires Chemicals and the other co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the Fixed Assets Revolver, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the Current Assets Revolver. Available credit under the Current Assets Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of $42,500,000. In addition, the borrowing base for the Current Assets Revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

     The Fixed Assets Revolver matures on July 23, 2004, with quarterly commitment reductions totaling 28% of the total commitment in year four and the balance in year five. The Current Assets Revolver matures on July 23, 2004, with no scheduled commitment reductions prior to that time. However, the commitments for each of the Fixed Assets Revolver and the Current Assets Revolver will be permanently reduced to the extent required under the New Credit Agreement upon prepayments made out of specific sources of funds, including certain equity issuances by Holdings and asset sales.


5. INCOME TAXES

     The Company is included in the consolidated federal United States tax return filed by Holdings. The Company's provision (benefit) for United States income taxes has been allocated as if the Company filed their annual federal United States tax returns on a separate return basis. As of September 30, 1999 and 1998, $13.1 million and $13.3 million, respectively, of deferred income tax assets were included in "Due from Affiliates". For the years ended September 30, 1999, 1998, and 1997, the Company recorded $0.2 million, $(2.3) million, and $(2.1) million, respectively, of United States income tax provision (benefit) in its provision (benefit) for income taxes.

     Canadian deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year-end.

     A reconciliation of the Canadian income taxes to the Canadian effective tax provision follows:

                                                                                    Year Ended September 30,
                                                                         --------------------------------------------
                                                                             1999            1998            1997
                                                                         ------------    ------------    ------------
                                                                                    (Dollars in Thousands)
Provision for federal income tax at the statutory rate ...............   $        259    $      1,367    $      5,798
Provincial income taxes at the statutory rate ........................             88             563           2,672
Federal and provincial manufacturing and processing tax credits ......            (50)           (286)           (889)
Other ................................................................             16             156             600
                                                                         ------------    ------------    ------------
Total Canadian tax provision .........................................   $        313    $      1,800    $      8,181
                                                                         ============    ============    ============


The provision for Canadian income taxes is composed of the following:

                                                                                    Year Ended September 30,
                                                                         --------------------------------------------
                                                                             1999            1998            1997
                                                                         ------------    ------------    ------------
                                                                                     (Dollars in Thousands)
Current federal ......................................................   $      2,098    $      2,852    $      1,489
Deferred federal .....................................................         (1,859)         (1,611)          3,717
Current provincial ...................................................            619           1,427             798
Deferred provincial ..................................................           (545)           (868)          2,177
                                                                         ------------    ------------    ------------
Total Canadian tax provision .........................................   $        313    $      1,800    $      8,181
                                                                         ============    ============    ============


The components of the Company's Canadian deferred income tax assets and liabilities are summarized below:

                                                   September 30,
                                           ----------------------------
                                               1999            1998
                                           ------------    ------------
                                               (Dollars in Thousands)
Deferred tax assets:
   Accrued liabilities .................   $        318    $        299
   Accrued postretirement cost .........          1,236             966
   Investment tax credits ..............          4,767           6,806
                                           ------------    ------------
                                                  6,321           8,071
                                           ------------    ------------
Deferred tax liabilities:
   Property, plant, and equipment ......        (13,593)        (14,459)
   Other ...............................             --            (121)
                                           ------------    ------------
                                                (13,593)        (14,580)
                                           ------------    ------------
Net deferred tax liabilities ...........   $     (7,272)   $     (6,509)
                                           ============    ============


6. EMPLOYEE BENEFITS

     The Company's United States employees participate in various employee benefit plans of Chemicals. Costs, assets, and liabilities associated with United States employees participating in these various plans are allocated to the Company by Chemicals based on the number of employees. In addition, the Company sponsors various employee benefit plans in Canada.

RETIREMENT BENEFIT PLANS

     Chemicals has non-contributory pension plans in the United States which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. Chemicals' funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of government and corporate securities. The liability relating to United States employees allocated to the Company by Chemicals for the retirement benefit plans and included in Due from Affiliates was $0.4 million and $0.3 million at September 30, 1999 and 1998, respectively. The total pension expense relating to United States employees allocated to the Company was $0.1 million, $0.1 million, and $0.2 million for the years ended September 30, 1999, 1998, and 1997, respectively.

     The Company has employer and employee contributor plans in Canada which cover all salaried and wage employees. Information for Canadian benefit plans concerning the pension obligation, plan assets, amounts recognized in the Company's financial statements, and underlying actuarial assumptions is stated below.

                                                                        August 31,
                                                               ----------------------------
                                                                   1999            1998
                                                               ------------    ------------
                                                                   (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year .................   $     14,577    $     13,348
   Currency rate conversion ................................            556          (1,314)
   Service cost ............................................            919             748
   Interest cost ...........................................          1,112           1,016
   Actuarial loss (gain) ...................................           (124)          1,008
   Benefits paid ...........................................           (757)           (229)
                                                               ------------    ------------
   Benefit obligation at end of year .......................   $     16,283    $     14,577
                                                               ============    ============
Change in plan assets:
   Fair value at beginning of year .........................   $     13,062    $     14,859
   Currency rate conversion ................................            498          (1,463)
   Actual return on plan assets ............................          1,858            (882)
   Employer contributions ..................................            669             698
   Participants' contributions .............................             --              79
   Benefits paid ...........................................           (757)           (229)
                                                               ------------    ------------
   Fair value at end of year ...............................   $     15,330    $     13,062
                                                               ============    ============
Development of net amount recognized:
   Funded status ...........................................   $       (953)   $     (1,515)
   Unrecognized cost:
      Actuarial loss (gain) ................................            (22)            962
      Prior service cost ...................................            333             348
                                                               ------------    ------------
   Net amount recognized ...................................   $       (642)   $       (205)
                                                               ============    ============
Amounts recognized in the statement of financial position:
   Prepaid pension cost ....................................   $        529    $        655
   Accrued pension cost ....................................         (1,198)         (1,054)
   Intangible asset ........................................             27             175
   Accumulated other comprehensive income ..................             --              19
                                                               ------------    ------------
   Net amount recognized ...................................   $       (642)   $       (205)
                                                               ============    ============


Net periodic pension costs for the Canadian pension plan consist of the following components:

                                                                                      August 31,
                                                                    ----------------------------------------------
                                                                         1999             1998            1997
                                                                    ------------     ------------     ------------
                                                                               (Dollars in Thousands)
Components of net pension costs:
   Service cost-benefits earned during the year .................   $        919     $        748     $        830
   Interest on prior year's projected benefit obligation ........          1,112            1,016            1,127
   Expected return on plan assets ...............................           (963)          (1,092)          (1,212)
   Net amortization:
      Actuarial loss (gain) .....................................             68             (130)            (144)
      Prior service cost ........................................             29               15               16
                                                                    ------------     ------------     ------------
   Net pension costs ............................................   $      1,165     $        557     $        617
                                                                    ============     ============     ============
Weighted-average assumptions:
   Discount Rate ................................................            7.5%             7.0%             8.0%
   Rates of increase in salary compensation level ...............            4.5%             4.0%             5.0%
   Expected long-term rate of return on plan assets .............            7.5%             7.0%             8.0%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Chemicals and the Company provide certain health care benefits and life insurance benefits for retired employees. Substantially all employees become eligible for these benefits at normal retirement age. The cost of these benefits are accrued during the period in which the employee renders the necessary service.

     Health care benefits are provided to employees who retire with ten or more years of service, excluding Canadian employees covered by collective bargaining agreements. All employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining agreements. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. The liability relating to United States employees allocated to the Company by Chemicals for the postretirement benefits other than pensions and included in Due from Affiliates was $0.4 million and $0.2 million at September 30, 1999 and 1998, respectively. The total postretirement benefits other than pensions expense for United States employees allocated to the Company was $0.1 million, $0.1 million, and $0.1 million for the years ended September 30, 1999, 1998, and 1997, respectively.

     Information for Canadian benefit plans concerning the plan obligation, the funded status, amounts recognized in the Company's financial statements, and underlying actuarial assumptions is stated below.

                                                              August 31,
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------
                                                         (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year .......   $      4,306    $      3,831
   Service cost ..................................            307             264
   Interest cost .................................            299             286
   Actuarial loss (gain) .........................             --             (50)
   Benefits paid .................................            (26)            (25)
                                                     ------------    ------------
   Benefit obligation at end of year .............   $      4,886    $      4,306
                                                     ============    ============
Development of net amount recognized:
   Funded status .................................   $     (4,886)   $     (4,306)
Unrecognized cost:
      Actuarial loss (gain) ......................            637             669
      Prior service cost .........................             --              --
                                                     ------------    ------------
   Net amount recognized .........................   $     (4,249)   $     (3,637)
                                                     ============    ============


Net periodic plan costs for the Canadian postretirement benefit consist of the following components:

                                                                 August 31,
                                                --------------------------------------------
                                                    1999            1998           1997
                                                ------------    ------------    ------------
                                                          (Dollars in Thousands)
Components of net plan costs:
   Service cost .............................   $        307    $        264    $        208
   Interest cost ............................            299             286             202
Net amortization of actuarial loss ..........             32              --              --
                                                ------------    ------------    ------------
   Net plan costs ...........................   $        638    $        550    $        410
                                                ============    ============    ============
Weighted-average assumptions:
   Discount rate ............................           6.75%            7.5%            7.5%



     The weighted average annual assumed health care trend rate is assumed to be 7.5% for 1999. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care trend rates would have the following effects:

                                                                       1%          1%
                                                                    Increase    Decrease
                                                                    ---------   ---------
                                                                    (Dollars in Thousands)
Effect on total of service and interest cost components .........   $      33   $    (29)
Effect on post-retirement benefit obligation ....................         230       (200)

SAVINGS AND INVESTMENT PLAN

     Chemicals' Fifth Amended and Restated Savings and Investment Plan (the "Savings Plan") covers substantially all United States employees of the Company, including executive officers. The Savings Plan is qualified under Section 401(k) of the Internal Revenue Code (the "Code"). Each participant has the option to defer taxation of a portion of his or her earnings by directing the Company to contribute a percentage of such earnings to the Savings Plan. A participant may direct up to a maximum of 15% of eligible earnings to the Savings Plan, subject to certain limitations set forth in the Code for "highly compensated" participants. A participant's contributions become distributable upon the termination of his or her employment. The Company does not make any contributions to the Savings Plan.

PROFIT SHARING PLANS

     In January 1997, the Board of Directors of Holdings, upon recommendation of its Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees, and a Bonus Plan that will provide bonuses to exempt salaried employees depending on the annual financial performance of Holdings.

     No expenses for profit sharing or bonuses were incurred by Holdings or allocated to the Company in fiscal 1999, 1998, or 1997.

PHANTOM STOCK PLAN

     The Company introduced a phantom stock plan to all eligible full-time Canadian employees. The effective date of the plan was August 21, 1996. At the end of each plan year, the plan administrator establishes a "determined percentage" for the preceding plan year. This percentage is then multiplied be each participant's compensation for the plan year to determine the award amount. The award amount is then divided be the fair market value of one share of the common stock of Holdings, as of December 31 of that plan year, to determine the number of rights to be credited to participants. Upon termination of employment, the benefit amount becomes payable to the participant. The benefit amount will be the number of vested rights in the participant's account, multiplied by the fair market value of one share of common stock of Holdings as of the most recent valuation date.

     The Company has recorded expense of $248,000, $238,000, and $346,000 related to the phantom stock plan for the years ended September 30, 1999, 1998, or 1997.


7. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company has entered into various long-term non-cancelable operating leases. Future minimum lease commitments at September 30, 1999 are as follows: fiscal 2000 - $4.4 million; fiscal 2001 - $4.1 million; fiscal 2002 - $4.1 million; fiscal 2003 - $3.9 million; fiscal 2004 - $3.7 million; and - $7.6 million thereafter.

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

     The Company conducts environmental management programs designed to maintain compliance with applicable environmental requirements at all of its facilities. The Company routinely conducts inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. The Company believes that its procedures for waste handling are consistent with industry standards and applicable requirements. In addition, the Company believes that its operations are consistent with good industry practice through participation in the Responsible Care initiatives as a part of membership in the Chemical Manufacturers Association in the United States and the Canadian Chemical Producers Association. However, a business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While the Company believes that its business operations and facilities generally are operated in compliance in all material respects with applicable environmental and health and safety requirements, there can be no assurance that past practices and future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Company's facilities could result in liabilities to the Company substantially in excess of its insurance coverages.

     Any significant ban on all chlorine containing compounds could have a materially adverse effect on the Company's financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is the Company's primary pulp chemical product. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, the Company would seek to sell the products it manufactures at its British Columbia facility to customers in other markets. The Company is not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.

LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material adverse effect on the financial position or results of operations of the Company.

PLEDGE OF COMMON STOCK

     In order to secure the repayment of indebtedness under the Fixed Assets Revolver, a first priority pledge of 100% of the common stock of each of the United States entities included in these financial statements was granted by the holders of such stock.

     In order to secure the repayment of the 12 3/8% Notes, a second priority pledge of 100% of the common stock of each of the United States entities included in these financial statements was granted by the holders of such stock. In addition, a first priority pledge of 65% of the common stock of each of the non-United States entities included in these financial statements was given by the holders of such stock.

8. FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE

     The Company may enter into forward foreign exchange contracts to hedge Canadian dollar currency transactions on a continuing basis for periods consistent with its committed exposures. The forward foreign exchange contracts have varying maturities with none exceeding 18 months. The Company makes net settlements of United States dollars for Canadian dollars at rates agreed to at inception of the contracts.

     The Company may also enter into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The Company does not engage in currency speculation. The Company had a notional amount of approximately $6 million and $54 million of forward foreign exchange contracts outstanding to buy Canadian dollars at September 30, 1999 and 1998, respectively. The deferred loss on these forward foreign exchange contracts at September 30, 1999 and 1998 was $0.3 million and $4.7 million, respectively. The last of the Company's existing forward exchange contracts expires in March of 2000, and it does not currently intend to enter into any additional forward exchange contracts.

CONCENTRATION OF RISK

     The Company sells its products primarily to companies involved in the pulp and paper manufacturing industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. However, letters of credit are required by the Company on many of its export sales. Historically, the Company's credit losses have been minimal.

     The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes that the possibility of any loss is minimal.

     Approximately 36% of the Company's employees are covered by union agreements. Approximately 23% of the Company's employees are covered by union agreements which could expire within one year.

INVESTMENTS

     Not more than $5 million may be invested by the Company with any single bank, financial institution, or United States corporation. It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements, or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1, and direct obligations of the United States Government or its agencies.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, receivables, payables, and certain accrued expenses approximate fair value due to short maturities. Based on the Company's allocated portion of Chemicals' debt at September 30, 1999, the carrying value was $244.0 million and the fair value was $174.3 million.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder of
Sterling Canada, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Canada, Inc. (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Houston, Texas
December 9, 1999

                              STERLING FIBERS, INC.

                            STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)


                                                                  YEAR ENDED SEPTEMBER 30,
                                                           --------------------------------------
                                                              1999          1998          1997
                                                           ----------    ----------    ----------
Revenues ...............................................   $   66,580    $   99,424    $   90,905
Cost of goods sold .....................................       62,650        85,441        77,354
                                                           ----------    ----------    ----------
Gross profit ...........................................        3,930        13,983        13,551

Selling, general, and administrative expenses ..........        9,209        11,939         8,391
Interest and debt related expenses .....................        9,070         7,556         5,710
                                                           ----------    ----------    ----------
Net loss before income taxes ...........................      (14,349)       (5,512)         (550)

Benefit for income taxes ...............................       (4,018)       (1,984)         (176)
                                                           ----------    ----------    ----------
Net loss ...............................................   $  (10,331)   $   (3,528)   $     (374)
                                                           ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                              STERLING FIBERS, INC.

                                 BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                          SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                       1999            1998
                                                                                   ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $        735    $        521
   Accounts receivable .........................................................         11,796          10,891
   Inventories .................................................................         22,919          24,666
   Prepaid expenses ............................................................             78              --
                                                                                   ------------    ------------
     Total current assets ......................................................         35,528          36,078

Property, plant, and equipment, net ............................................         69,219          71,225
Other assets ...................................................................          2,582           2,110
                                                                                   ------------    ------------
     Total assets ..............................................................   $    107,329    $    109,413
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ............................................................   $      8,912    $      6,794
   Accrued liabilities .........................................................          5,870           3,524
     Total current liabilities .................................................         14,782          10,318

Long-term debt due to parent ...................................................         77,751          73,846
Due to affiliates ..............................................................         17,390          17,512
Deferred credits and other liabilities .........................................          2,300           2,300
Commitments and contingencies (Note 7) .........................................             --              --
Stockholder's equity (deficiency in assets):
   Common stock ................................................................             --              --
   Additional paid-in capital ..................................................          9,339           9,339
   Accumulated deficit .........................................................        (14,233)         (3,902)
                                                                                   ------------    ------------
     Total stockholder's equity (deficiency in assets) .........................         (4,894)          5,437
                                                                                   ------------    ------------
        Total liabilities and stockholder's equity (deficiency in assets) ......   $    107,329    $    109,413
                                                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.

                              STERLING FIBERS, INC.

                                  STATEMENTS OF

             CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

                             (DOLLARS IN THOUSANDS)



                                                             ADDITIONAL
                                                 COMMON       PAID-IN     ACCUMULATED
                                                  STOCK       CAPITAL       DEFICIT
                                                ----------   ----------   -----------
Balance, September 30, 1996 .................   $       --   $       --   $       --

Acquisition of acrylic fibers business ......           --        9,339           --
Net loss ....................................           --           --         (374)
                                                ----------   ----------   ----------
Balance, September 30, 1997 .................           --        9,339         (374)

Net loss ....................................           --           --       (3,528)
                                                ----------   ----------   ----------
Balance, September 30, 1998 .................           --        9,339       (3,902)

Net loss ....................................           --           --      (10,331)
                                                ----------   ----------   ----------
Balance, September 30, 1999 .................   $       --   $    9,339   $  (14,233)
                                                ==========   ==========   ==========








   The accompanying notes are an integral part of these financial statements.

                              STERLING FIBERS, INC.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)



                                                                                                YEAR ENDED SEPTEMBER 30,
                                                                                        --------------------------------------
                                                                                           1999          1998          1997
                                                                                        ----------    ----------    ----------
Cash flows from operating activities:
Net loss.............................................................................   $  (10,331)   $   (3,528)   $     (374)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization ....................................................        5,793         5,431         3,303
Change in assets/liabilities:
   Accounts receivable ..............................................................         (905)        8,740         2,756
   Inventories ......................................................................        1,747         1,641        (2,949)
   Prepaid expenses .................................................................         (192)         (589)          790
   Due to affiliates ................................................................         (122)        2,686         8,703
   Other assets .....................................................................         (743)          227           711
   Accounts payable .................................................................        2,118        (5,201)       (1,806)
   Accrued liabilities ..............................................................        2,460        (2,110)          358
   Other liabilities ................................................................           --            --        (5,430)
                                                                                        ----------    ----------    ----------
Net cash flows provided by (used in) operating activities ...........................         (175)        7,297         6,062
                                                                                        ----------    ----------    ----------
Cash flows used in investing activities -
   Capital expenditures .............................................................       (3,516)       (4,510)       (5,174)
                                                                                        ----------    ----------    ----------
Cash flows from financing activities -
   Net change in long-term debt due to Parent .......................................        3,905        (2,570)         (584)
                                                                                        ----------    ----------    ----------
Net increase in cash and cash equivalents ...........................................          214           217           304
Cash and cash equivalents--beginning of year ........................................          521           304             0
                                                                                        ----------    ----------    ----------
Cash and cash equivalents--end of year...............................................   $      735    $      521    $      304
                                                                                        ==========    ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                              STERLING FIBERS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Sterling Fibers, Inc. (the "Company") manufactures acrylic fibers in a plant near Pensacola, Florida (the "Santa Rosa Plant"). The Company produces regular textiles, specialty textiles, and technical fibers at the Santa Rosa Plant. The Company is a wholly-owned subsidiary of Sterling Chemicals, Inc. ("Chemicals"), which is a wholly owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings").

     On January 31, 1997, the Company acquired its business, including the Santa Rosa plant and several associated marketing and research offices, from Cytec Industries Inc. and certain of its affiliates (collectively, "Cytec"). On the same day, Sterling Chemicals International, Inc., an affiliate of the Company, acquired all of Cytec's intellectual property related to this business. The Company recorded sales of approximately $91 million during the eight months of operations in fiscal 1997. The Company is one of two acrylic fibers manufacturers in the United States. Cytec supplies acrylonitrile to the Company through a five-year supply agreement ending in 2002. The acquisition was financed through borrowings under a new $81 million term loan bank facility by Chemicals, the issuance of $10 million (liquidation value) of Series A "pay in kind" preferred stock of Holdings ("Series A Preferred") to Cytec, and the sale of $10 million of Holdings' common stock in a private placement. At the acquisition date, $72 million of the bank was allocated to the Company as long-term debt due to Chemicals and amounts raised from the issuance of Holdings' common stock was recorded as contributed capital. Chemicals used the purchase method to account for the acquisition and operating results of the Company began on February 1, 1997.

     The following table presents the unaudited pro forma results of operations of the Company as if the Company had acquired its business from Cytec on October 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1997 or of results which may occur in the future (in thousands).

                                                          PRO FORMA
                                                        TWELVE MONTHS
                                                            ENDED
                                                        SEPTEMBER 30,
                                                             1997
                                                       --------------
         Revenues...............................       $      135,405
         Net loss...............................       $       (2,337)


     Under SEC rules, specified information is required to be provided with respect to subsidiaries of an issuer of debt securities whose capital stock is pledged to secure the repayment of those debt securities. On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are guaranteed by the Company and all of Chemicals' other existing direct and indirect subsidiaries incorporated in the United States (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries. In order to comply with these SEC rules, the financial statements and footnotes of Sterling Fibers, Inc. are presented.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of the Company are described below.

CASH EQUIVALENTS

     The Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies, which are valued at average cost.

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

INCOME TAXES

     The Company is included in the consolidated United States federal income tax return filed by Holdings. The Company's provision (benefit) for income taxes has been allocated by Holdings as if the Company filed its annual tax returns on a separate return basis.

REVENUE RECOGNITION

     The Company generates revenues through sales in the open market and recognizes these revenues as the products are shipped.

EARNINGS PER SHARE

     All issued and outstanding shares are held directly by Chemicals and, accordingly, earnings per share information is not presented.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable, and certain accrued expenses due to the short maturities of those instruments. The fair values of long-term debt instruments due to Chemicals are estimated based upon quoted market values (if applicable) of debt allocated to the Company by Chemicals or on the current interest rates available for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include environmental reserves and taxes. Actual results could differ from these estimates.

ALLOCATIONS

      The Company is wholly owned by Chemicals, which incurs certain direct and indirect expenses for the benefit and support of the Company. These services include, among others, tax planning, treasury, legal, risk management, and the maintenance of insurance coverage for the Company. Chemicals allocated $1.3 million, $1.6 million, and $1.0 million of such expenses to the Company in fiscal years 1999, 1998, and 1997, respectively, which are included in selling, general, and administrative expenses. Allocations are based on the Company's proportionate share of the respective amount and are determined primarily on revenue. In addition, the Company is dependent on Chemicals for financing.

NEW ACCOUNTING STANDARDS

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying of comprehensive income and its components. There were no differences between comprehensive loss and net loss for the Company for the years ended September 30, 1999, 1998, and 1997.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the accounting impact and disclosures that will be required when these statements are adopted in the first quarter of fiscal 2001.


3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

                                                     SEPTEMBER 30,
                                                 --------------------
                                                   1999        1998
                                                 --------    --------
                                                (Dollars in Thousands)
Inventories:
     Finished products ......................... $ 15,000    $ 16,338
     Raw materials .............................    1,965       2,545
                                                 --------    --------
Inventories at cost ............................   16,965      18,883
     Stores and supplies .......................    5,954       5,783
                                                 --------    --------
                                                 $ 22,919    $ 24,666
                                                 ========    ========
Property, plant, and equipment:
     Land ...................................... $  1,343    $  1,343
     Buildings .................................    7,878       7,800
     Plant and equipment .......................   66,491      65,070
     Construction in progress ..................    7,287       5,296
                                                 --------    --------
     Property, plant, and equipment at cost ....   82,999      79,509
     Less: accumulated depreciation ............  (13,780)     (8,284)
                                                 --------    --------
                                                 $ 69,219    $ 71,225
                                                 ========    ========

Accrued liabilities:
     Accrued compensation ...................... $  2,819    $  1,890
     Accrued property taxes ....................      569         652
     Accrued insurance .........................      945         982
     Other .....................................    1,537          --
                                                 --------    --------
                                                 $  5,870    $  3,524
                                                 ========    ========

4. LONG-TERM DEBT

     Chemicals incurred $81 million in bank debt to finance, in part, the acquisition of the acrylic fibers business from Cytec and allocated $77 million of this amount to the Company. Principal payments were allocated to the Company by Chemicals as scheduled principal payments were made on a basis consistent with the original allocation. Interest expense was allocated based on the terms of Chemicals' credit agreement. At September 30, 1999, interest rates ranged from 11.25% to 12.375% in connection with the refinancing of Chemicals' debt. Debt issue costs relating to long-term debt have been allocated to the Company by Chemicals on a basis consistent with long-term debt and are included in other assets.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Notes due 2006 which were subsequently exchanged for the 12 3/8% Notes. The 123/8% Notes are guaranteed by the Company and all of Chemicals' other existing direct and indirect subsidiaries incorporated in the United States (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of such subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of such subsidiary. However, the 12 3/8% Notes and each subsidiary's guarantee are subordinated to the extent of the collateral securing Chemicals' new secured revolving credit facilities described below. The 12 3/8% Notes and the subsidiary guarantees are secured by (i) a second priority lien on all of Chemicals' and the subsidiary guarantors' United States production facilities and related assets, (ii) a second priority pledge of all of the capital stock of each subsidiary guarantor, and (iii) a first priority pledge of 65% of the stock of certain of the Chemicals' subsidiaries incorporated outside of the United States. The proceeds of the offering of the 12 3/8% Notes were used to fully repay and terminate Chemicals' then outstanding term loans. Upon consummation of the offering of the 12 3/8% Notes, the debt allocated to the Company by Chemicals increased to $77.8 million.

      In addition, on July 23, 1999, Chemicals established two new secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans (the "New Revolvers") under a single Revolving Credit Agreement (the "New Credit Agreement"). Under the New Credit Agreement, Chemicals and most of its direct and indirect subsidiaries incorporated in the United States, including the Company, are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolvers consist of (i) a $70,000,000 revolving credit facility (the "Fixed Assets Revolver") secured by a first priority lien on all United States production facilities and related assets of Chemicals and the other co-borrowers, all of the capital stock of Chemicals and the other co-borrowers and a second priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers, and (ii) an $85,000,000 revolving credit facility (the "Current Assets Revolver") secured by a first priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers.

      Funding under the 12 3/8% Notes and the New Revolvers occurred on July 23, 1999. The proceeds of the 12 3/8% Notes and the initial borrowings under the New Revolvers were used to completely repay all outstanding indebtedness under Chemicals then existing senior credit facilities.

      Approximately $54.6 million was drawn by Chemicals under the Fixed Assets Revolver at September 30, 1999, of which no amounts were allocated to the Company. Borrowings under the Fixed Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the New Credit Agreement) plus 3.75% or the "Alternate Base Rate" plus 2.25%. Borrowings under the Current Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.00% or the "Alternate Base Rate" plus 1.50%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2% (as defined in the New Credit Agreement). The New Credit Agreement also requires Chemicals and the other co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the Fixed Assets Revolver, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the Current Assets Revolver. Available credit under the Current Assets Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of $42,500,000. In addition, the borrowing base for the Current Assets Revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

      The Fixed Assets Revolver matures on July 23, 2004, with quarterly commitment reductions totaling 28% of the total commitment in year four and the balance in year five. The Current Assets Revolver matures on July 23, 2004, with no scheduled commitment reductions prior to that time. However, the commitments for each of the Fixed Assets Revolver and the Current Assets Revolver will be permanently reduced to the extent required under the New Credit Agreement upon prepayments made out of specific sources of funds, including certain equity issuances by Holdings and asset sales.


5. INCOME TAXES

     The Company is included in the consolidated federal tax return filed by Holdings. The Company's provision (benefit) for income taxes has been allocated as if the Company filed their annual federal tax returns on a separate return basis. As of September 30, 1999 and 1998, $1.2 million and $(2.8) million, respectively, of deferred income tax assets (liabilities) were included in "Due to Affiliates". For the years ended September 30, 1999, 1998, and 1997, the Company recorded $4.0 million, $2.0 million, and $0.2 million, respectively, of income tax benefit in its provision (benefit) for income taxes.


6. EMPLOYEE BENEFITS

     The Company's employees participate in various employee benefit plans of Chemicals. Costs, assets, and liabilities associated with employees participating in these various plans are allocated to the Company by Chemicals based on the number of employees.

RETIREMENT BENEFIT PLANS

     Chemicals has non-contributory pension plans which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. Chemicals' funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of government and corporate securities. The liability allocated to the Company by Chemicals for the retirement benefit plans and included in Due to Affiliates was $3.2 million and $2.2 million at September 30, 1999 and 1998, respectively. The total pension expense allocated to the Company was $1.0 million, $1.0 million, and $0.8 million for the years ended September 30, 1999, 1998, and 1997, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Chemicals and the Company provide certain health care benefits and life insurance benefits for retired employees. Substantially all employees become eligible for these benefits at normal retirement age. The cost of these benefits are accrued during the period in which the employee renders the necessary service.

     All employees are eligible for postretirement life insurance. Postretirement health care benefits are non-contributory. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. The liability allocated to the Company by Chemicals for the postretirement benefits other than pensions and included in Due to Affiliates was $6.9 million and $7.0 million at September 30, 1999 and 1998, respectively. The total postretirement benefits other than pensions expense allocated to the Company was $0.7 million, $0.7 million, and $0.7 million for the years ended September 30, 1999, 1998, and 1997, respectively. In addition, a curtailment gain of $0.8 million was allocated during fiscal 1999 related to the reduction of postretirement life insurance benefits for currently active employees.

SAVINGS AND INVESTMENT PLAN

     Chemicals' Fifth Amended and Restated Savings and Investment Plan (the "Savings Plan") covers substantially all employees of the Company, including executive officers. The Savings Plan is qualified under Section 401(k) of the Internal Revenue Code (the "Code"). Each participant has the option to defer taxation of a portion of his or her earnings by directing the Company to contribute a percentage of such earnings to the Savings Plan. A participant may direct up to a maximum of 15% of eligible earnings to the Savings Plan, subject to certain limitations set forth in the Code for "highly compensated" participants. A participant's contributions become distributable upon the termination of his or her employment. The Company does not make any contributions to the Savings Plan.

PROFIT SHARING AND BONUS PLANS

     In January 1997, the Board of Directors of Holdings, upon recommendation of its Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees, and a Bonus Plan that will provide bonuses to exempt salaried employees depending on the annual financial performance of Holdings.

     No expenses for profit sharing or bonuses were incurred by Chemicals or allocated to the Company in fiscal 1999, 1998, or 1997.


7. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company has entered into various long-term non-cancelable operating leases. Future minimum lease commitments at September 30, 1999 are as follows: fiscal 2000 -- $0.1 million; fiscal 2001 -- $0.1 million; and thereafter $0.

ENVIRONMENTAL AND SAFETY MATTERS

     The Company's operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws and regulations. Environmental permits required for the Company's operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of the Company's products and, if so, the Company's business and operations may be materially and adversely affected. In addition, changes in the affected environmental requirements can cause the Company to incur substantial costs in upgrading or redesigning its facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

     The Company conducts environmental management programs designed to maintain compliance with applicable environmental requirements at all of its facilities. The Company routinely conducts inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. The Company believes that its procedures for waste handling are consistent with industry standards and applicable requirements. In addition, the Company believes that its operations are consistent with good industry practice through participation in the Responsible Care initiatives as a part of membership in the Chemical Manufacturers Association. However, a business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While the Company believes that its business operations and facilities generally are operated in compliance in all material respects with applicable environmental and health and safety requirements, there can be no assurance that past practices and future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at the Company's facility could result in liabilities to the Company substantially in excess of its insurance coverages.

LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material adverse effect on the financial position or results of operations of the Company.

PLEDGE OF COMMON STOCK

     In order to secure the repayment of indebtedness under the Fixed Assets Revolver, a first priority pledge of 100% of the common stock of the Company was granted by the holders of such stock.

     In order to secure the repayment of the 12 3/8% Notes, a second priority pledge of 100% of the common stock of the Company was granted by the holders of such stock.


8. FINANCIAL INSTRUMENTS

CONCENTRATION OF RISK

     The Company sells its products primarily to companies involved in the textiles industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. However, letters of credit are required by the Company on many of its export sales. Historically, the Company's credit losses have been minimal.

     The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes that the possibility of any loss is minimal.

     None of the Company's employees are covered by union agreements.

INVESTMENTS

     Not more than $5 million may be invested by the Company with any single bank, financial institution, or United States corporation. It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements, or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1, and direct obligations of the United States Government or its agencies.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, receivables, payables, and certain accrued expenses approximate fair value due to short maturities. Based on the Company's allocated portion of Chemicals' debt at September 30, 1999, the carrying value was $77.8 million and the fair value was $69.0 million.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder of
Sterling Fibers, Inc.

We have audited the accompanying balance sheets of Sterling Fibers, Inc. (the "Company") as of September 30, 1999 and 1998, and the related statements of operations, changes in stockholder's equity (deficiency in assets), and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Houston, Texas
December 9, 1999

                         STERLING CHEMICALS ENERGY, INC.

                            STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                             YEAR ENDED SEPTEMBER 30,
                                         --------------------------------
                                           1999        1998        1997
                                         --------    --------    --------
Revenues ..............................  $  1,763    $  1,894    $  1,806
Cost of goods sold ....................     1,763       1,894       1,806
                                         --------    --------    --------
Gross profit ..........................        --          --          --

Interest and debt related expenses ....     2,866       2,708       2,622
                                         --------    --------    --------
Loss before income taxes ..............    (2,866)     (2,708)     (2,622)

Benefit for income taxes ..............       803         976         840
Equity in earnings of joint venture ...     2,549       1,871       2,217
                                         --------    --------    --------
Net income ............................  $    486    $    139    $    435
                                         ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                         STERLING CHEMICALS ENERGY, INC.

                                 BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                         ASSETS
Current assets:
   Cash and cash equivalents ..........................   $     --   $     --
   Accounts receivable ................................        101        179
                                                          --------   --------
     Total current assets .............................        101        179

Property, plant, and equipment, net ...................      4,815      5,568
Due from affiliates ...................................     24,721     23,937
Investment in joint venture ...........................      3,539      3,021
                                                          --------   --------
     Total assets .....................................   $ 33,176   $ 32,705
                                                          ========   ========

          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable ...................................   $  1,535   $  1,550
                                                          --------   --------
     Total current liabilities ........................      1,535      1,550

Long-term debt due to parent ..........................     25,934     25,934
Commitments and contingencies (Note 6) ................         --         --
Stockholder's equity:
   Common stock .......................................          1          1
   Retained earnings ..................................      5,706      5,220
                                                          --------   --------
     Total stockholder's equity .......................      5,707      5,221
                                                          --------   --------
        Total liabilities and stockholder's equity ....   $ 33,176   $ 32,705
                                                          ========   ========


   The accompanying notes are an integral part of these financial statements.

                         STERLING CHEMICALS ENERGY, INC.

                                  STATEMENTS OF

                         CHANGES IN STOCKHOLDER'S EQUITY

                             (DOLLARS IN THOUSANDS)



                                             COMMON    RETAINED
                                             STOCK     EARNINGS
                                            --------  ----------
Balance, September 30, 1996..............   $      1  $    4,646

   Net income............................         --         435
                                            --------  ----------
Balance, September 30, 1997..............          1       5,081

   Net income............................         --         139
                                            --------  ----------
Balance, September 30, 1998..............          1       5,220

   Net income............................         --         486
                                            --------  ----------
Balance, September 30, 1999..............   $      1  $    5,706
                                            ========  ==========


   The accompanying notes are an integral part of these financial statements.

                         STERLING CHEMICALS ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                             --------------------------------
                                                                               1999        1998        1997
                                                                             --------    --------    --------
Cash flows from operating activities:
Net income ...............................................................   $    486    $    139    $    435
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .........................................        698         698         698
   Undistributed earnings from joint venture .............................       (204)       (668)        (21)
Change in assets/liabilities:
   Accounts receivable ...................................................         78          91         (99)
   Due from affiliates ...................................................       (784)       (119)     (1,165)
   Other assets ..........................................................       (259)        127         149
   Accounts payable ......................................................        (15)       (268)          3
                                                                             --------    --------    --------

Net cash flows provided by operating activities ..........................         --          --          --
                                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents .....................         --          --          --
Cash and cash equivalents--beginning of year .............................         --          --          --
                                                                             --------    --------    --------
Cash and cash equivalents--end of year ...................................   $     --    $     --    $     --
                                                                             ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                         STERLING CHEMICALS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Sterling Chemicals Energy, Inc. (the "Company") owns and operates a turbo generator that produces electricity which is sold to the Company's parent, Sterling Chemicals, Inc. ("Chemicals"). The Company also owns a 50% general partnership interest in a joint venture cogeneration facility ("S&L Cogeneration Company") with Praxair Energy Resources, Inc. owning the other 50% interest. The cogeneration facility produces electricity and steam which is sold to Chemicals. The assets of the Company and S&L Cogeneration Company are located in Texas City, Texas on leased property adjacent to Chemicals' production facility.

      On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are guaranteed by the Company and all of Chemicals' other existing direct and indirect subsidiaries incorporated in the United States (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of the Company are described below.

INVESTMENT IN JOINT VENTURE

     The Company's investment in the cogeneration joint venture is accounted for under the equity method with the Company's share of operating results of the joint venture recorded in its Statement of Operations.

CASH EQUIVALENTS

     The Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of the equipment, are capitalized. Depreciation is provided using the straight-line method over estimated useful lives with the predominant life of the plant and equipment being 15 years.

INCOME TAXES

     The Company is included in the consolidated federal income tax return filed by Holdings. The Company's provision (benefit) for income taxes has been allocated by Holdings as if the Company filed its annual tax returns on a separate return basis.

REVENUE RECOGNITION

     The Company recognizes revenues from sales of electricity and steam to Chemicals as they are delivered.

EARNINGS PER SHARE

     All issued and outstanding shares of the Company are held directly by Chemicals and, accordingly, earnings per share information is not presented.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for receivables and accounts payable due to the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) of the debt allocated to the Company by Chemicals or on the current interest rates available for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

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

NEW ACCOUNTING STANDARDS

      Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying of comprehensive income. There were no differences between comprehensive income and net income for the Company for the years ended September 30, 1999, 1998, and 1997.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the accounting impact and disclosures that will be required when these statements are adopted in the first quarter of fiscal 2001.


3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                          SEPTEMBER 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
                                                        (Dollars in Thousands)
Property, plant, and equipment:
     Plant and equipment at cost ..................   $    7,529    $    7,252
     Less: accumulated depreciation ...............       (2,714)       (1,684)
                                                      ----------    ----------
                                                      $    4,815    $    5,568
                                                      ==========    ==========


4. LONG-TERM DEBT

     In August 1996, in connection with a recapitalization transaction, Chemicals allocated $25.9 million of debt to the Company. Principal payments were allocated to the Company by Chemicals as scheduled principal payments were made on a basis consistent with the original allocation. In addition, the Company makes principal payments, from time to time, out of available cash. Interest expense is allocated based on the terms of Chemicals' debt agreements. At September 30, 1999, the weighted average interest rate on long-term debt was 11.7%.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Notes due 2006 which were subsequently exchanged for the 12 3/8% Notes. The 12 3/8% Notes are guaranteed by the Company and all of Chemicals' other existing direct and indirect subsidiaries incorporated in the United States (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of such subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of such subsidiary. However, the 12 3/8% Notes and each subsidiary's guarantee are subordinated to the extent of the collateral securing Chemicals' new secured revolving credit facilities described below. The 12 3/8% Notes and the subsidiary guarantees are secured by (i) a second priority lien on all of Chemicals' and the subsidiary guarantors' United States production facilities and related assets, (ii) a second priority pledge of all of the capital stock of each subsidiary guarantor, and
(iii) a first priority pledge of 65% of the stock of certain of the Chemicals' subsidiaries incorporated outside of the United States. The proceeds of the offering of the 12 3/8% Notes were used to fully repay and terminate Chemicals' then outstanding term loans.

      In addition, on July 23, 1999, Chemicals established two new secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans (the "New Revolvers") under a single Revolving Credit Agreement (the "New Credit Agreement"). Under the New Credit Agreement, Chemicals and most of its direct and indirect subsidiaries incorporated in the United States, including the Company, are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolvers consist of (i) a $70,000,000 revolving credit facility (the "Fixed Assets Revolver") secured by a first priority lien on all United States production facilities and related assets of Chemicals and other co-borrowers, all of the capital stock of Chemicals and the other co-borrowers and a second priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers, and (ii) an $85,000,000 revolving credit facility (the "Current Assets Revolver") secured by a first priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers.

      Funding under the 12 3/8% Notes and the New Revolvers occurred on July 23, 1999. The proceeds of the 12 3/8% Notes and the initial borrowings under the New Revolvers were used to completely repay all outstanding indebtedness under Chemicals then existing senior credit facilities.

      Approximately $54.6 million was drawn by Chemicals under the Fixed Assets Revolver at September 30, 1999, of which no amounts were allocated to the Company. Borrowings under the Fixed Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the New Credit Agreement) plus 3.75% or the "Alternate Base Rate" plus 2.25%. Borrowings under the Current Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.00% or the "Alternate Base Rate" plus 1.50%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2% (as defined in the New Credit Agreement). The New Credit Agreement also requires Chemicals and the other co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the Fixed Assets Revolver, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the Current Assets Revolver. Available credit under the Current Assets Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of $42,500,000. In addition, the borrowing base for the Current Assets Revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

      The Fixed Assets Revolver matures on July 23, 2004, with quarterly commitment reductions totaling 28% of the total commitment in year four and the balance in year five. The Current Assets Revolver matures on July 23, 2004, with no scheduled commitment reductions prior to that time. However, the commitments for each of the Fixed Assets Revolver and the Current Assets Revolver will be permanently reduced to the extent required under the New Credit Agreement upon prepayments made out of specific sources of funds, including certain equity issuances by Holdings and asset sales.


5. INCOME TAXES

      The Company is included in the consolidated federal tax return filed by Holdings. The Company's provision (benefit) for income taxes has been allocated as if the Company filed its annual federal tax returns on a separate return basis. As of September 30, 1999 and 1998, $ 2.6 million and $2.4 million, respectively, of deferred income tax liabilities were included in "Due from Affiliates". For the years ended September 30, 1999, 1998, and 1997, the Company recorded $0.1 million, $(0.1) million, and $0.2 million, respectively, of income tax provision (benefit).

6. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

      The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material adverse effect on the financial position or results of operations of the Company.

PLEDGE OF COMMON STOCK

      In order to secure the repayment of indebtedness under the Fixed Assets Revolver, a first priority pledge of 100% of the common stock of the Company was granted by the holders of such stock.

      In order to secure the repayment of the 12 3/8% Notes, a second priority pledge of 100% of the common stock of the Company was granted by the holders of such stock.


7. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reflected in the balance sheet for receivables and payables approximate fair value due to short maturities. Based on the Company's allocated portion of Chemicals' debt at September 30, 1999, the carrying value was $25.9 million and the fair value was $19.7 million.


8. INVESTMENT IN JOINT VENTURE

      The amounts included in the Company's financial statements for S&L Cogeneration Company represent amounts reported by S&L Cogeneration Company for periods end three months later. Accordingly, amounts included in the Company's financial statements represent the amounts reported by S&L Cogeneration Company for the twelve-month periods end December 31, 1999, 1998, and 1997. Summarized financial information reported by S&L Cogeneration Company for such periods is:



                                                      YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    1999        1998        1997
                                                 ----------  ----------  ----------
                                                         (DOLLARS IN THOUSANDS)
Revenues........................................ $   21,227  $   20,016  $   21,801

Net income......................................      4,910       5,751       4,604



                                                       DECEMBER 31,
                                                 ----------------------
                                                    1999        1998
                                                 ----------  ----------
                                                 (DOLLARS IN THOUSANDS)
Total assets                                     $   17,307  $   18,504

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder of
Sterling Chemicals Energy, Inc.

We have audited the accompanying balance sheets of Sterling Chemicals Energy, Inc. (the "Company") as of September 30, 1999 and 1998, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Houston, Texas
December 9, 1999 (September 29, 2000 as to Note 8)

                        STERLING CHEMICALS HOLDINGS, INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FISCAL    FIRST       SECOND        THIRD        FOURTH
                                                 YEAR    QUARTER      QUARTER      QUARTER      QUARTER
                                                ------  ---------    ---------    ---------    ---------
Revenues                                         1999   $ 171,929    $ 152,472    $ 181,729    $ 214,622
                                                 1998     230,236      204,504      205,414      182,436

Gross Profit                                     1999      16,717        4,312       12,198        4,931
                                                 1998      19,299       11,359       22,528       24,081

Loss before extraordinary item(1)                1999     (13,100)     (24,820)     (16,415)     (51,482)
                                                 1998     (10,145)     (16,288)     (13,118)      (6,568)

Net loss(1)                                      1999     (13,100)     (24,820)     (16,415)     (55,694)
                                                 1998     (10,145)     (16,288)     (13,118)      (6,568)

Per Share Data:
Loss before extraordinary item                   1999   $   (1.11)   $   (1.96)   $   (1.37)   $   (4.15)
                                                 1998       (0.91)       (1.37)       (1.13)       (0.60)

Net loss attributable to common stockholders     1999       (1.11)       (1.96)       (1.37)       (4.49)
                                                 1998       (0.91)       (1.37)       (1.13)       (0.60)



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


                                        STERLING CHEMICALS HOLDINGS, INC.
                                        STERLING CHEMICALS, INC.
                                        (Registrants)



Date: November 22, 2000                 /s/ FRANK P. DIASSI
                                        ----------------------------------------
                                        Frank P. Diassi
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)



Date: November 22, 2000                 /s/ GARY M. SPITZ
                                        ----------------------------------------
                                        Gary M. Spitz
                                        Executive Vice President-Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 23.1            Consent of Independent Auditors