Form 10-Q/A
period 1999-12-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2000-11-22
CIK 795662, 1014669

================================================================================

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

================================================================================

                       EXPLANATORY NOTE TO AMENDMENT NO. 1


     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the period ended December 31, 1999, for the sole purpose of filing the financial statements for Sterling Chemicals Energy, Inc., which are included in
Item 1 "Financial Statements".

PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                    DECEMBER 31,  SEPTEMBER 30,
                                                                                        1999          1999
                                                                                    ------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $   6,948      $  14,921
   Accounts receivable .........................................................       161,089        141,059
   Inventories .................................................................        74,184         70,464
   Prepaid expenses ............................................................        14,099         16,236
   Deferred tax asset ..........................................................        16,888         16,888
                                                                                     ---------      ---------
     Total current assets ......................................................       273,208        259,568

Property, plant, and equipment, net ............................................       398,408        402,723
Deferred tax asset .............................................................        26,158         26,158
Other assets ...................................................................        81,747         86,650
                                                                                     ---------      ---------
     Total assets ..............................................................     $ 779,521      $ 775,099
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ............................................................     $  65,027      $  72,961
   Accrued liabilities .........................................................        91,233         79,883
   Current portion of long-term debt ...........................................         2,662          4,246
                                                                                     ---------      ---------
     Total current liabilities .................................................       158,922        157,090

Long-term debt .................................................................       973,054        964,555
Deferred tax liability .........................................................        10,119          8,815
Deferred credits and other liabilities .........................................        78,490         76,893
Common stock held by ESOP ......................................................         2,946          2,946
Less:  unearned compensation ...................................................          (643)          (745)
Redeemable preferred stock .....................................................        21,651         20,932
Commitments and contingencies (Note 4) .........................................            --             --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,305,000 shares issued and 12,097,000 outstanding at December 31, 1999, and 12,305,000
     shares issued and 12,097,000 outstanding at September 30, 1999 ............           123            123
   Additional paid-in capital ..................................................      (542,712)      (542,712)
   Retained earnings ...........................................................       107,409        118,490
   Accumulated other comprehensive income ......................................       (27,328)       (28,768)
   Deferred compensation .......................................................           (46)           (58)
                                                                                     ---------      ---------
                                                                                      (462,554)      (452,925)
   Treasury stock, at cost, 209,000 and 208,000 shares at December 31, 1999 and
     September 30, 1999, respectively ..........................................        (2,464)        (2,462)
                                                                                     ---------      ---------
       Total stockholders' equity (deficiency in assets) .......................      (465,018)      (455,387)
                                                                                     ---------      ---------
         Total liabilities and stockholders' equity (deficiency in assets) .....     $ 779,521      $ 775,099
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

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1999                  1998
                                                                   ---------             ---------
Revenues ........................................................  $ 246,921             $ 171,929
Cost of goods sold ..............................................    216,353               155,212
                                                                   ---------             ---------
Gross profit ....................................................     30,568                16,717
                                                                   ---------             ---------

Selling, general, and administrative expenses ...................      9,870                 9,656
Other expense ...................................................         --                 2,294
Interest and debt related expenses, net of interest income ......     29,770                25,459
                                                                   ---------             ---------
Loss before income taxes ........................................     (9,072)              (20,692)
Provision (benefit) for income taxes ............................      1,290                (7,592)
                                                                   ---------             ---------

Net loss ........................................................    (10,362)              (13,100)
Preferred stock dividends .......................................        719                   645
                                                                   ---------             ---------

Net loss attributable to common stockholders ....................  $ (11,081)            $ (13,745)
                                                                   =========             =========

Net loss per common share (Note 5) ..............................  $   (0.88)            $   (1.11)
                                                                   =========             =========

Weighted average shares outstanding .............................     12,612                12,427
                                                                   =========             =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1999                   1998
                                                                   ---------              --------
Cash flows from operating activities:
     Net loss ................................................     $ (10,362)             $(13,100)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization ........................        13,526                14,030
        Interest amortization ................................           802                 1,082
        Deferred tax benefit (provision) .....................         1,057                (5,709)
        Discount notes amortization ..........................         5,124                 4,563
        Other ................................................           (22)                  227
     Change in assets/liabilities:
        Accounts receivable ..................................       (19,597)                9,081
        Inventories ..........................................        (3,554)               (5,954)
        Prepaid expenses .....................................         2,135                  (546)
        Other assets .........................................         1,214                (3,433)
        Accounts payable .....................................       (17,599)                 (982)
        Accrued liabilities ..................................        18,748                 7,125
        Other liabilities ....................................         2,422                 1,419
                                                                   ---------              --------

Net cash provided  by (used in) operating activities .........        (6,106)                7,803
                                                                   ---------              --------

Cash flows from investing activities:
     Capital expenditures ....................................        (5,794)               (5,931)
                                                                   ---------              --------
Cash flows from financing activities:
     Proceeds from long-term debt ............................       202,340                68,100
     Repayment of long-term debt .............................      (198,546)              (72,957)
     Other ...................................................            (3)                   (5)
                                                                   ---------              --------
Net cash provided by (used in) financing activities ..........         3,791                (4,862)
                                                                   ---------              --------

Effect of United States /Canadian exchange rate on cash ......           136                    (6)
                                                                   ---------              --------

Net decrease in cash and cash equivalents ....................        (7,973)               (2,996)
Cash and cash equivalents - beginning of year ................        14,921                11,168
                                                                   ---------              --------
Cash and cash equivalents - end of period ....................     $   6,948              $  8,172
                                                                   =========              ========

Supplement disclosures of cash flow information:
     Interest paid, net of interest income received ..........     $ (11,397)             $(16,025)
     Income taxes paid .......................................          (191)                 (103)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                                   1999          1999
                                                                               ------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents ..............................................     $   6,923      $  14,899
   Accounts receivable ....................................................       163,622        143,556
   Inventories ............................................................        74,184         70,464
   Prepaid expenses .......................................................        12,873         15,059
   Deferred tax asset .....................................................        16,888         16,888
                                                                                ---------      ---------
     Total current assets .................................................       274,490        260,866

Property, plant, and equipment, net .......................................       398,408        402,723
Deferred income tax benefit ...............................................         8,384          8,384
Other assets ..............................................................        75,389         80,133
                                                                                ---------      ---------
     Total assets .........................................................     $ 756,671      $ 752,106
                                                                                =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable .......................................................     $  65,027      $  72,731
   Accrued liabilities ....................................................        91,246         79,883
   Current portion of long-term debt ......................................         2,662          4,246
                                                                                ---------      ---------
     Total current liabilities ............................................       158,935        156,860

Long-term debt ............................................................       820,147        816,927
Deferred tax liability ....................................................        10,119          8,815
Deferred credits and other liabilities ....................................        78,488         76,893
Common stock held by ESOP .................................................         2,946          2,946
Less:  unearned compensation ..............................................          (643)          (745)
Commitments and contingencies (Note 4) ....................................            --             --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value ...........................................            --             --
   Additional paid-in capital .............................................      (140,012)      (139,786)
   Accumulated deficit ....................................................      (145,936)      (140,978)
   Accumulated other comprehensive income .................................       (27,327)       (28,768)
   Deferred compensation ..................................................           (46)           (58)
                                                                                ---------      ---------
     Total stockholder's equity (deficiency in assets) ....................      (313,321)      (309,590)
                                                                                ---------      ---------

   Total liabilities and stockholder's equity (deficiency in assets) ......     $ 756,671      $ 752,106
                                                                                =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1999                  1998
                                                                      ---------             ---------
Revenues ........................................................     $ 246,921             $ 171,929
Cost of goods sold ..............................................       216,353               155,212
                                                                      ---------             ---------
Gross profit ....................................................        30,568                16,717

Selling, general, and administrative expenses ...................         9,834                 9,538
Other expense ...................................................            --                 2,294
Interest and debt related expenses, net of interest income ......        24,403                20,640
                                                                      ---------             ---------

Loss before income taxes ........................................        (3,669)              (15,755)
Provision (benefit) for income taxes ............................         1,289                (5,781)
                                                                      ---------             ---------

Net loss ........................................................     $  (4,958)            $  (9,974)
                                                                      =========             =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED

                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                    1999                  1998
                                                                 ---------              --------
Cash flows from operating activities:
     Net loss ..............................................     $  (4,958)             $ (9,974)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Depreciation and amortization ......................        13,526                14,030
        Debt fee amortization ..............................           684                   916
        Deferred tax benefit (provision) ...................         1,057                (4,599)
        Other ..............................................          (150)                  134
     Change in assets/liabilities:
        Accounts receivable ................................       (19,633)                8,980
        Inventories ........................................        (3,554)               (5,954)
        Prepaid expenses ...................................         2,184                   156
        Other assets .......................................         1,165                (3,433)
        Accounts payable ...................................       (17,599)                 (982)
        Accrued liabilities ................................        18,748                 7,133
        Other liabilities ..................................         2,421                 1,393
                                                                 ---------              --------
Net cash provided by (used in) operating activities ........        (6,109)                7,800
                                                                 ---------              --------

Cash flows from investing activities:
   Capital expenditures ....................................        (5,794)               (5,931)
                                                                 ---------              --------

Cash flows from financing activities:
   Proceeds from long-term debt ............................       200,081                68,100
   Repayment of long-term debt .............................      (196,917)              (72,957)
   Other ...................................................           627                    (5)
                                                                 ---------              --------

Net cash provided by  (used in) financing activities .......         3,791                (4,862)
                                                                 ---------              --------

Effect of United States /Canadian exchange rate on cash ....           136                    (6)
                                                                 ---------              --------

Net decrease in cash and cash equivalents ..................        (7,976)               (2,999)
Cash and cash equivalents - beginning of year ..............        14,899                11,159
                                                                 ---------              --------
Cash and cash equivalents - end of period ..................     $   6,923              $  8,160
                                                                 =========              ========

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received ..........     $ (11,400)             $(16,033)
Income taxes paid ..........................................          (191)                 (103)

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

                                    THREE MONTHS ENDED DECEMBER 31,
                                    -------------------------------
                                      1999                  1998
                                    --------              ---------
                                        (Dollars in Thousands)
Segment Information
Revenues:
   Petrochemicals                   $197,294              $ 125,268
   Pulp chemicals                     49,627                 46,661
                                    --------              ---------
Total                               $246,921              $ 171,929
                                    ========              =========
Operating  income (loss):
   Petrochemicals                   $ 13,256              $  (2,429)
   Pulp chemicals                      7,442                  7,196
                                    --------              ---------
Total                               $ 20,698              $   4,767
                                    ========              =========


     Our total comprehensive net loss for the three months ended December 31, 1999 and 1998 was $8,922,000 and $13,021,000, respectively. The total comprehensive net loss of Chemicals and its subsidiaries for the three months ended December 31, 1999 and 1998 was $3,517,000 and $9,895,000, respectively.

2. INVENTORIES

                                                DECEMBER 31,    SEPTEMBER 30,
                                                   1999             1999
                                                ------------    -------------
                                                   (Dollars in Thousands)
Inventories consisted of the following:

Finished products ...........................     $42,261          $37,484

Raw materials ...............................       7,544           10,355

Inventories under exchange agreements .......       3,670            2,562

Stores and supplies .........................      20,709           20,063
                                                  -------          -------
                                                  $74,184          $70,464
                                                  =======          =======


3. LONG-TERM DEBT

                                              DECEMBER 31,    SEPTEMBER 30,
                                                  1999            1999
                                              ------------    -------------
                                                 (Dollars in Thousands)
Long-term debt consisted of the following:
Revolving credit facilities ...............     $  58,491      $  54,643
Saskatoon term loans ......................        41,916         44,045
11-1/4% Notes .............................       152,402        152,485
11-3/4% Notes .............................       275,000        275,000
12-3/8% Notes .............................       295,000        295,000
                                                ---------      ---------
     Total Chemicals' debt outstanding ....       822,809        821,173
13-1/2% Notes .............................       152,907        147,628
                                                ---------      ---------
     Total Holdings' debt outstanding .....       975,716        968,801

Less:
     Current maturities ...................        (2,662)        (4,246)
                                                ---------      ---------
Total long-term debt ......................     $ 973,054      $ 964,555
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

5. NET LOSS PER COMMON SHARE CALCULATION

     The weighted average number of outstanding shares of the common stock of Holdings and the computation of the net loss per common share are as follows (in thousands, except net loss per common share):

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------
                                                              1999                   1998
                                                            --------               --------
Net loss attributable to common stockholders                $(11,081)              $(13,745)
                                                            ========               ========
Net loss per common share                                   $  (0.88)              $  (1.11)
                                                            ========               ========
Weighted average shares outstanding                           12,612                 12,427
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

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                        COMBINED STATEMENTS OF OPERATIONS

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1999          1998
                                                            --------      --------
Revenues ..............................................     $ 56,345      $ 53,645
Cost of goods sold ....................................       49,021        45,244
                                                            --------      --------
Gross profit ..........................................        7,324         8,401

Selling, general, and administrative expenses .........        5,337         5,568
Interest and debt related expenses ....................       10,019         8,488
                                                            --------      --------
Net loss before income taxes ..........................       (8,032)       (5,655)
Provision (benefit) for income taxes ..................          587        (2,064)
                                                            --------      --------
Net loss ..............................................     $ (8,619)     $ (3,591)
                                                            ========      ========

               The accompanying notes are an integral part of the
                         combined financial statements.

                  STERLING CHEMICALS UNITED STATES SUBSIDIARIES

                        COMBINED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1999         1998
                                                                                          -------      -------
Cash flows from operating activities:
   Net loss .........................................................................     $(8,619)     $(3,591)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ..................................................       6,132        5,938
     Deferred tax benefit ...........................................................         633        9,595
     Other ..........................................................................          46          777
   Change in assets/liabilities:
     Accounts receivable ............................................................       2,746        2,794
     Inventories ....................................................................         914          131
     Prepaid expenses ...............................................................         772       (3,797)
     Due from affiliates ............................................................      (8,418)      (4,227)
     Other assets ...................................................................       1,598        1,636
     Accounts payable ...............................................................         489       (8,390)
     Accrued liabilities ............................................................      (2,713)        (441)
     Other liabilities ..............................................................         533          144
                                                                                          -------      -------

Net cash flows provided by (used in) operating activities ...........................      (5,887)         569
                                                                                          -------      -------

Cash flows used in investing activities:
   Capital expenditures .............................................................      (1,685)      (1,535)
                                                                                          -------      -------

Cash flows provided by (used in) financing activities:
   Net change in long-term debt due to Parent .......................................          18          (83)
                                                                                          -------      -------

Effect of United States/Canadian exchange rate on cash ..............................         (42)         (15)
                                                                                          -------      -------

Net decrease in cash and cash equivalents ...........................................      (7,596)      (1,064)
Cash and cash equivalents--beginning of year ........................................       9,323        4,093
                                                                                          -------      -------
Cash and cash equivalents--end of period ............................................     $ 1,727      $ 3,029
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

     The Company's total comprehensive net loss for the three months ended December 31, 1999 and 1998 was $ 7,479,000 and $3,594,000, respectively.

2. INVENTORIES

                                           DECEMBER 31,       SEPTEMBER 30,
                                              1999                1999
                                           ------------       -------------
                                                (Dollars in Thousands)
Inventories consisted of the following:
Finished products ......................     $16,726             $17,513
Raw materials ..........................       1,748               2,235
Inventories under exchange agreements ..         275                 170
Stores and supplies ....................       9,544               9,289
                                             -------             -------
                                             $28,293             $29,207
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

                          STERLING PULP CHEMICALS, LTD.

                                 BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                      1999            1999
                                                                  ------------    -------------
ASSETS
Current
     Cash and cash equivalents .............................       $   1,069        $   8,481
     Accounts receivable ...................................          16,294           16,840
     Due from related parties ..............................           1,672            1,369
     Other receivables .....................................           1,717            2,254
     Inventories ...........................................           5,529            5,146
     Prepaid expenses ......................................             334              633
                                                                   ---------        ---------
                                                                      26,615           34,723
Property, plant, and equipment, net ........................          75,354           75,531
Other assets ...............................................             268              440
                                                                   ---------        ---------
                                                                   $ 102,237        $ 110,694
                                                                   =========        =========
LIABILITIES
Current
     Accounts payable ......................................       $   7,321        $   8,978
     Accrued generator construction costs ..................           3,835            2,967
     Accrued liabilities ...................................           5,911            7,093
     Due to related parties ................................           3,882            1,241
                                                                   ---------        ---------
                                                                      20,949           20,279
Note payable ...............................................          57,590           56,667
Deferred income taxes ......................................           7,905            7,272
Deferred credits and other liabilities .....................           4,250            3,972
Commitments and contingencies (Note 4) .....................              --               --

Stockholder's equity
     Common stock ..........................................               1                1
     Additional paid-in capital ............................          10,508           16,871
     Retained earnings .....................................           9,707           14,470
     Accumulated other comprehensive income ................          (8,673)          (8,838)
                                                                   ---------        ---------
        Total liabilities and stockholder's equity .........          11,543           22,504
                                                                   ---------        ---------
                                                                   $ 102,237        $ 110,694
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

                          STERLING PULP CHEMICALS, LTD.

                            STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                       ------------------------
                                                                                         1999            1998
                                                                                       --------        --------
Cash flows from operating activities:
     Net income ................................................................       $    915        $    320
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ........................................          2,027           1,870
          Deferred tax expense .................................................            348             140
          Accrued compensation and other .......................................              2               9
     Changes in assets/liabilities:
          Accounts receivable ..................................................            867            (839)
          Due from related parties .............................................           (373)             10
          Other receivables ....................................................            546              46
          Inventories ..........................................................           (285)            127
          Prepaid expenses .....................................................            303             301
          Other assets .........................................................            177           1,177
          Accounts payables ....................................................         (2,013)          1,071
          Accrued generator construction costs .................................            780            (931)
          Other accrued liabilities ............................................         (1,022)         (3,108)
          Due to related parties ...............................................          2,580           1,879
          Other liabilities ....................................................            377             265
                                                                                       --------        --------
Net cash provided by operating activities ......................................          5,229           2,337
                                                                                       --------        --------

Cash flows from investing activities:
     Capital expenditures ......................................................           (664)           (769)
                                                                                       --------        --------
Cash flows from financing activities:
     Distribution to parent ....................................................         (6,377)             --
     Dividends .................................................................         (5,558)         (3,025)
                                                                                       --------        --------
Net cash used in financing activities ..........................................        (11,935)         (3,025)
                                                                                       --------        --------

                                                                                       --------        --------
Effect of exchange rate on cash ................................................            (42)              9
                                                                                       --------        --------

Net (decrease) increase in cash and cash equivalents ...........................         (7,412)         (1,448)
Cash and cash equivalents, beginning of period .................................          8,481           3,426
                                                                                       --------        --------
Cash and cash equivalents, end of period .......................................       $  1,069        $  1,978
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

     The Company's total comprehensive net income for the three months ended December 31, 1999 and 1998 was $1,080,000 and $333,000, respectively.

2. INVENTORIES

                                                        DECEMBER 31,  SEPTEMBER 30,
                                                           1999           1999
                                                        ------------  -------------
                                                          (Dollars in Thousands)
     Inventories
          Finished products ......................         $2,273        $1,872
          Raw materials ..........................            209           209
                                                           ------        ------
     Inventories at FIFO cost ....................          2,482         2,081
     Inventories under exchange agreements .......            225            77
     Stores and supplies .........................          2,822         2,988
                                                           ------        ------
                                                           $5,529        $5,146
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

Pledge of Common Stock

      In order to secure the repayment of a 1999 issuance of $295,000,000 of 123/8% Senior Secured Notes due 2006 by Chemicals, Parent granted the note holders a first priority pledge of 65% of the Company's common stock.

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

                         STERLING CHEMICALS ENERGY, INC.
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              DECEMBER 31,      SEPTEMBER 30,
                                                                  1999              1999
                                                              ------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................          $    --           $    --
   Accounts receivable ................................              113               101
                                                                 -------           -------
     Total current assets .............................              113               101

Property, plant, and equipment, net ...................            4,627             4,815
Due from affiliates ...................................           26,053            24,721
Investment in joint venture ...........................            3,539             3,539
                                                                 -------           -------
     Total assets .....................................          $34,332           $33,176
                                                                 =======           =======


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

   Accounts payable ...................................          $ 3,260           $ 1,535
                                                                 -------           -------
     Total current liabilities ........................            3,260             1,535

Long-term debt due to Parent ..........................           25,934            25,934
Commitments and contingencies (Note 3) ................               --                --
Stockholder's equity:
   Common stock .......................................                1                 1
   Retained earnings ..................................            5,137             5,706
                                                                 -------           -------
     Total stockholder's equity .......................            5,138             5,707
                                                                 -------           -------
        Total liabilities and stockholder's equity ....          $34,332           $33,176
                                                                 =======           =======

   The accompanying notes are an integral part of these financial statements.

                         STERLING CHEMICALS ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                                  DECEMBER 31,
                                              --------------------
                                               1999          1998
                                              ------        ------
Revenues ...............................       $ 527        $ 439
Cost of goods sold .....................         527          439
                                               -----        -----
Gross profit ...........................          --           --

Interest and debt related expenses .....         786          664
                                               -----        -----

Loss before income taxes ...............        (786)        (664)
Benefit for income taxes ...............          --          186
Equity in earnings of joint venture ....         217          590
                                               -----        -----

Net income (loss) ......................       $(569)       $ 112
                                               =====        =====

   The accompanying notes are an integral part of these financial statements.

                         STERLING CHEMICALS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                      ----------------------
                                                                                        1999           1998
                                                                                      -------        -------
Cash flows from operating activities:
   Net income (loss) ..........................................................       $  (569)       $   112
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ............................................           175            175
     Undistributed earnings from joint venture ................................          (115)            --
   Change in assets/liabilities:
     Accounts receivable ......................................................           (12)           (47)
     Due from affiliates ......................................................        (1,332)          (488)
     Other assets .............................................................           128           (223)
     Accounts payable .........................................................         1,725            335
                                                                                      -------        -------

Net cash flows from operating activities ......................................            --           (136)
                                                                                      -------        -------
Net cash flows from investing activities-
     Distributions from joint venture in excess of earnings ...................            --            136
                                                                                      -------        -------
Net change in cash and cash equivalents .......................................            --             --
Cash and cash equivalents--beginning of year ..................................            --             --
                                                                                      -------        -------
Cash and cash equivalents--end of period ......................................       $    --        $    --
                                                                                      =======        =======

   The accompanying notes are an integral part of these financial statements.

                         STERLING CHEMICALS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Sterling Chemicals Energy, Inc. ("Energy") owns and operates a turbo generator that produces electricity which is sold to its parent, Sterling Chemicals, Inc. ("Chemicals"). Energy also owns a 50% general partnership interest in a joint venture cogeneration facility ("S & L Cogeneration Company") with Praxair Energy Resources, Inc. owning the other 50% interest. The cogeneration facility produces electricity and steam which is sold to Chemicals. The assets of Energy and S&L Cogeneration Company are located in Texas City, Texas on leased property adjacent to Chemicals' production facility.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 123/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 123/8% Notes were exchanged for publicly registered 123/8% Notes with substantially similar terms (the "123/8% Notes"). The 123/8% Notes are guaranteed by Energy and all of Chemicals' other existing direct and indirect subsidiaries incorporated in the United States (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries.

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the financial position of Energy as of December 31, 1999, and its results of operations and cash flows for the three month periods ended December 31, 1999, and December 31, 1998, respectively. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be, and are assumed to have been, read in conjunction with the audited financial statements of Energy included in Holdings' and Chemicals' combined Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying balance sheet as of September 30, 1999 has been derived from Energy's audited balance sheet as of September 30, 1999 included in the Annual Report.

     Energy's total comprehensive net income (loss) for the three month periods ended December 31, 1999 and December 31, 1998 were $(569,000) and $112,000, respectively.

2. LONG-TERM DEBT

      As of December 31, 1999 and September 30, 1999, debt allocated to Energy by Chemicals was $25.9 million. As of December 31, 1999, the weighted average interest rate on long-term debt was 11.7%.

3. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     Energy is subject to claims and legal actions that arise in the ordinary course of its business. Energy believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material adverse effect on its financial position or results of operations.

4. INVESTMENT IN JOINT VENTURE

      Energy accounts for its investments in S & L Cogeneration Company under the equity method of accounting.

      Amounts included in Energy's financial statements represent the amounts reported by S & L Cogeneration Company for the three-month periods ended December 31, 1999 and 1998. Summarized financial information reported by S & L Cogeneration Company for such periods is (in thousands):

                       THREE MONTHS ENDED
                          DECEMBER 31,
                      --------------------
                       1999         1998
                      ------       ------
Revenues ......       $5,687       $5,440

Net income ....          721        1,468

                         DECEMBER 31,    SEPTEMBER 30,
                             1999            1999
                         ------------    -------------
Total assets .......       $17,307          $17,659

5. NEW ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Management is currently evaluating the accounting impact and disclosures that will be required when these statements are adopted in the first quarter of fiscal 2001.

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

                                           STERLING CHEMICALS HOLDINGS, INC.
                                           STERLING CHEMICALS, INC.
                                           (Registrants)


Date: November 22, 2000                    /s/ FRANK P. DIASSI
                                           ------------------------------------
                                           Frank P. Diassi
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)


Date: November 22, 2000                    /s/ GARY M. SPITZ
                                           ------------------------------------
                                           Gary M. Spitz
                                           Executive Vice President-Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer