Form 10-Q/A
period 2000-03-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2000-11-22
CIK 795662, 1014669

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

COMMISSION FILE NUMBER 1-10059

                        STERLING CHEMICALS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                            76-0185186
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

       1200 SMITH STREET, SUITE 1900                       (713) 650-3700
       HOUSTON, TEXAS 77002-4312                       (REGISTRANT'S TELEPHONE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                            PAR VALUE $.01 PER SHARE

COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      76-0502785
(STATE OR OTHER JURISDICTION                            (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      1200 SMITH STREET, SUITE 1900                       (713) 650-3700
     HOUSTON, TEXAS 77002-4312                        (REGISTRANT'S TELEPHONE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Sterling Chemicals, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format provided for by General Instruction H(2) of Form 10-Q.


         Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]   No _____

         As of May 1, 2000 Sterling Chemicals Holdings, Inc. had 12,751,201 shares of common stock outstanding. As of May 1, 2000, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.


================================================================================

                       EXPLANATORY NOTE TO AMENDMENT NO. 1


     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 2000, for the sole purpose of filing the financial statements for Sterling Chemicals Energy, Inc., which are included in
Item 1 "Financial Statements".

Part I.--FINANCIAL INFORMATION

Item 1.--FINANCIAL STATEMENTS

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                             MARCH 31,          SEPTEMBER 30,
                                                                                               2000                 1999
                                                                                           --------------       --------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................................      $      7,611         $     14,921
   Accounts receivable...............................................................           164,893              141,059
   Inventories.......................................................................            82,512               70,464
   Prepaid expenses..................................................................             1,393                5,157
   Deferred tax asset................................................................            16,888               16,888
                                                                                           --------------       --------------
     Total current assets............................................................           273,297              248,489

Property, plant, and equipment, net..................................................           397,705              402,723
Deferred tax asset...................................................................            37,156               37,237
Other assets.........................................................................            85,850               86,650
                                                                                           --------------       --------------
     Total assets....................................................................      $    794,008         $    775,099
                                                                                           ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable..................................................................      $     87,270         $     72,961
   Accrued liabilities...............................................................            80,071               79,883
   Current portion of long-term debt.................................................             2,652                4,246
                                                                                           --------------       --------------
     Total current liabilities.......................................................           169,993              157,090

Long-term debt.......................................................................           975,470              964,555
Deferred tax liability...............................................................             8,087                8,815
Deferred credits and other liabilities...............................................            78,268               76,893
Common stock held by ESOP............................................................             2,946                2,946
Less:  unearned compensation.........................................................              (290)                (745)
Redeemable preferred stock...........................................................            22,390               20,932
Commitments and contingencies (Note 4)                                                               --                   --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,305,000 shares issued and 12,097,000 outstanding at March 31, 2000 and
     September 30, 1999..............................................................               123                  123
   Additional paid-in capital........................................................          (542,712)            (542,712)
   Retained earnings.................................................................           109,972              118,490
   Accumulated other comprehensive income............................................           (27,736)             (28,768)
   Deferred compensation.............................................................               (38)                 (58)
                                                                                           --------------       --------------
                                                                                               (460,391)            (452,925)
   Treasury stock, at cost, 209,000 and 208,000 shares at March 31, 2000 and
     September 30, 1999, respectively................................................            (2,465)              (2,462)
                                                                                           --------------       --------------
       Total stockholders' equity (deficiency in assets).............................          (462,856)            (455,387)
                                                                                           --------------       --------------
         Total liabilities and stockholders' equity (deficiency in assets)...........      $    794,008         $    775,099
                                                                                           ==============       ==============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                                               -------------------------------    -------------------------------
                                                                   2000              1999             2000             1999
                                                               -------------     -------------    -------------    --------------
Revenues...................................................      $  264,827        $  152,472       $  511,748       $   324,401
Cost of goods sold.........................................         220,473           148,160          436,826           303,372
                                                               -------------     -------------    -------------    --------------
Gross profit...............................................          44,354             4,312           74,922            21,029



Selling, general, and administrative expenses..............           9,596             8,801           19,466            18,457

Other expense..............................................              --             6,782               --             9,076
Interest and debt related expenses, net of interest income.          30,461            24,492           60,231            49,951
                                                               -------------     -------------    -------------    --------------
Income (loss) before income taxes .........................           4,297           (35,763)          (4,775)          (56,455)
Provision (benefit) for income taxes.......................             996           (10,943)           2,286           (18,535)
                                                               -------------     -------------    -------------    --------------

Net income (loss)..........................................           3,301           (24,820)          (7,061)          (37,920)
Preferred stock dividends..................................             738               658            1,457             1,303
                                                               -------------     -------------    -------------    --------------

Net income (loss) attributable to common stockholders......      $    2,563        $  (25,478)       $  (8,518)       $  (39,233)
                                                               =============     =============    =============    ==============

Net income (loss) per common share, basic..................      $     0.20        $    (1.96)       $   (0.67)       $    (3.07)
                                                               =============     =============    =============    ==============

Net income (loss) per common share, diluted................      $     0.20        $    (1.96)       $   (0.67)       $    (3.07)
                                                               =============     =============    =============    ==============


Weighted average shares outstanding:

   Basic...................................................          12,651            12,466           12,632            12,446

   Diluted.................................................          13,049            12,466           12,632            12,446


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED MARCH 31,
                                                                            -----------------------------------------
                                                                                  2000                    1999
                                                                            -----------------        ----------------
Cash flows from operating activities:
     Net loss..........................................................       $   (7,061)             $   (37,920)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization..................................           27,875                   28,028
        Interest amortization..........................................            2,320                    1,688
        Deferred tax benefit...........................................             (906)                 (14,645)
        Discount notes amortization....................................           10,439                    9,197
        Early retirement programs and benefit changes..................               --                    6,782
        Other..........................................................               36                      721
     Change in assets/liabilities:
        Accounts receivable............................................          (23,537)                  23,608
        Inventories....................................................          (11,926)                   1,755
        Prepaid expenses...............................................           14,839                   (2,460)
        Other assets...................................................           (8,581)                 (12,521)
        Accounts payable...............................................            5,918                    6,696
        Accrued liabilities............................................            6,962                  (11,082)
        Other liabilities..............................................           (6,804)                   1,383
                                                                            -----------------        ----------------

Net cash provided  by operating activities.............................            9,574                    1,230
                                                                            -----------------        ----------------

Cash flows from investing activities:
     Capital expenditures..............................................          (17,718)                 (12,186)
                                                                            -----------------        ----------------
Cash flows from financing activities:
     Proceeds from long-term debt......................................          430,375                  139,982
     Repayment of long-term debt.......................................         (429,639)                (135,616)
     Other.............................................................               (3)                     (45)
                                                                           -----------------        ----------------
Net cash provided by financing activities..............................              733                    4,321
                                                                           -----------------        ----------------
Effect of United States/Canadian exchange rate on cash.................              101                       75
                                                                            -----------------        ----------------
Net decrease in cash and cash equivalents..............................           (7,310)                  (6,560)
Cash and cash equivalents - beginning of year..........................           14,921                   11,168
                                                                            -----------------        ----------------
Cash and cash equivalents - end of period..............................      $     7,611              $     4,608
                                                                            =================        ================
Supplement disclosures of cash flow information:
     Interest paid, net of interest income received....................      $   (48,199)              $  (39,406)
     Income taxes (paid) refunded......................................             (221)                   5,441

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                             MARCH 31,          SEPTEMBER 30,
                                                                                                2000                1999
                                                                                           ---------------      --------------
ASSETS
Current assets:
   Cash and cash equivalents.......................................................         $      7,584         $    14,899
   Accounts receivable.............................................................              167,520             143,556
   Inventories.....................................................................               82,512              70,464
   Prepaid expenses................................................................                   93               3,980
   Deferred tax asset..............................................................               16,888              16,888
                                                                                           ---------------      --------------
     Total current assets..........................................................              274,597             249,787

Property, plant, and equipment, net................................................              397,705             402,723
Deferred tax asset.................................................................               18,815              19,463
Other assets.......................................................................               80,160              80,133
                                                                                           ---------------      --------------
     Total assets..................................................................        $     771,277         $   752,106
                                                                                           ===============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable................................................................        $      86,950          $   72,731
   Accrued liabilities.............................................................               80,112              79,883
   Current portion of long-term debt...............................................                2,652               4,246
                                                                                           ---------------      --------------
     Total current liabilities.....................................................              169,714             156,860

Long-term debt.....................................................................              817,094             816,927
Deferred tax liability.............................................................                8,087               8,815
Deferred credits and other liabilities.............................................               78,268              76,893
Common stock held by ESOP..........................................................                2,946               2,946
Less:  unearned compensation.......................................................                 (290)               (745)
Commitments and contingencies (Note 4).............................................                   --                  --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value....................................................                   --                  --
   Additional paid-in capital......................................................             (139,786)           (139,786)
   Accumulated deficit.............................................................             (136,982)           (140,978)
   Accumulated other comprehensive income .........................................              (27,736)            (28,768)
   Deferred compensation...........................................................                  (38)                (58)
                                                                                           ---------------      --------------
     Total stockholder's equity (deficiency in assets).............................             (304,542)           (309,590)
                                                                                           ---------------      --------------

   Total liabilities and stockholder's equity (deficiency in assets)...............        $     771,277         $   752,106
                                                                                           ===============      ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED MARCH 31,          SIX MONTHS ENDED MARCH 31,
                                                             ---------------------------------    ---------------------------------
                                                                 2000               1999               2000              1999
                                                             --------------     --------------    ---------------    --------------
Revenues...................................................   $   264,827        $   152,472        $  511,748         $  324,401
Cost of goods sold.........................................       220,473            148,160           436,826            303,372
                                                             --------------     --------------    ---------------    --------------
Gross profit...............................................        44,354              4,312            74,922             21,029

Selling, general, and administrative expenses..............         9,502              8,663            19,336             18,201
Other expense..............................................            --              6,782                --              9,076
Interest and debt related expenses, net of interest income.        24,901             19,601            49,304             40,241
                                                             --------------     --------------    ---------------    --------------

Income (loss) before income taxes .........................         9,951            (30,734)            6,282            (46,489)
Provision (benefit) for income taxes.......................           997             (9,099)            2,286            (14,880)
                                                             --------------     --------------    ---------------    --------------

Net income (loss)..........................................   $     8,954        $   (21,635)       $    3,996        $   (31,609)
                                                             ==============     ==============    ===============    ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED


                                                                                  SIX MONTHS ENDED MARCH 31,
                                                                              -----------------------------------
                                                                                   2000                1999
                                                                              ---------------     ---------------
Cash flows from operating activities:
     Net income (loss)..................................................       $      3,996         $    (31,609)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Depreciation and amortization...................................             27,875               28,028
        Interest amortization...........................................              2,081                1,415
        Deferred tax benefit ...........................................               (906)             (14,645)
        Early retirement programs and benefit changes...................                 --                6,782
        Other...........................................................                (90)                 474
     Change in assets/liabilities:
        Accounts receivable.............................................            (23,667)              23,507
        Inventories.....................................................            (11,926)               1,755
        Prepaid expenses................................................             14,962               (1,438)
        Other assets....................................................             (8,704)              (9,920)
        Accounts payable................................................              5,918                6,556
        Accrued liabilities.............................................              6,962              (11,074)
        Other liabilities...............................................             (6,932)               1,391
                                                                              ---------------     ---------------
Net cash provided by operating activities...............................              9,569                1,222
                                                                              ---------------     ---------------

Cash flows from investing activities:
   Capital expenditures.................................................            (17,718)             (12,186)
                                                                              ---------------     ---------------

Cash flows from financing activities:
   Proceeds from long-term debt.........................................            430,375              139,982
   Repayment of long-term debt..........................................           (429,639)            (135,616)
   Other................................................................                 (3)                 (45)
                                                                              ---------------     ---------------

Net cash provided by (used in) financing activities.....................                733                4,321
                                                                              ---------------     ---------------

Effect of United States/Canadian exchange rate on cash..................                101                   75
                                                                              ---------------     ---------------

Net decrease in cash and cash equivalents...............................             (7,315)              (6,568)
Cash and cash equivalents - beginning of year...........................             14,899               11,159
                                                                              ---------------     ---------------
Cash and cash equivalents - end of period...............................       $      7,584         $      4,591
                                                                              ===============     ===============

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received.......................       $    (48,204)        $    (39,415)
   Income taxes (paid) refunded.........................................               (221)               5,441

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

                                                        SIX MONTHS ENDED MARCH 31,
                                                    -----------------------------------
                                                         2000                1999
                                                    ---------------     ---------------
                                                          (Dollars in Thousands)
Revenues:
   Petrochemicals                                   $    408,470        $    232,757
   Pulp chemicals                                        103,278              91,644
                                                    ---------------     ---------------
Total                                               $    511,748        $    324,401
                                                    ===============     ===============
Operating  income (loss):
   Petrochemicals                                   $     39,501        $    (21,400)
   Pulp chemicals                                         15,955              14,896
                                                    ---------------     ---------------
Total                                               $     55,456        $     (6,504)
                                                    ===============     ===============

     Our total comprehensive net income (loss) for the six month periods ended March 31, 2000 and March 31, 1999 was $6,029,000 and $36,420,000, respectively.
The total comprehensive net income (loss) of Chemicals and its subsidiaries for the six month periods ended March 31, 2000 and March 31, 1999 was $5,028,000 and $(30,109,000), respectively.

2.   INVENTORIES

                                                                                          MARCH 31,          SEPTEMBER 30,
                                                                                            2000                 1999
                                                                                         ----------          -------------
                                                                                              (Dollars in Thousands)
Inventories consisted of the following:
Finished products.....................................................................   $   44,234           $    37,484
Raw materials.........................................................................       10,852                10,355
Inventories under exchange agreements.................................................        7,035                 2,562
Stores and supplies...................................................................       20,391                20,063
                                                                                         ----------           -----------
                                                                                         $   82,512           $    70,464
                                                                                         ==========           ===========


3.  LONG-TERM DEBT

                                                                                          MARCH 31,          SEPTEMBER 30,
                                                                                            2000                 1999
                                                                                         -----------         -------------
Long-term debt consisted of the following :
Revolving credit facilities...........................................................   $    56,186          $   54,643
Saskatoon term loans..................................................................        41,241              44,045
11-1/4% Notes.........................................................................       152,319             152,485
11-3/4% Notes.........................................................................       275,000             275,000
12-3/8% Notes.........................................................................       295,000             295,000
                                                                                         -----------          ----------
     Total Chemicals' debt outstanding................................................       819,746             821,173
13-1/2% Notes.........................................................................       158,376             147,628
                                                                                         -----------          ----------

      Total Holdings' debt outstanding................................................       978,122             968,801
Less:
     Current maturities...............................................................       (2,652)             (4,246)
                                                                                         -----------          ----------
Total long-term debt..................................................................   $   975,470          $  964,555
                                                                                         ===========          ==========


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

                                                        THREE MONTHS ENDED MARCH 31,          SIX MONTHS ENDED MARCH 31,
                                                      ---------------------------------    ---------------------------------
                                                           2000              1999               2000               1999
                                                      ---------------    --------------     --------------    ---------------
Net income (loss) attributable to common
  stockholders...................................     $      2,563        $    (25,478)      $   (8,518)        $   (39,223)

Plus depreciation in value of Released Shares....               --               1,048               --               1,048
                                                      ---------------    --------------     --------------    ---------------

Net income (loss) for purpose of computing basic
  and diluted income (loss) per share............     $      2,563        $    (24,430)      $   (8,518)        $   (38,175)
                                                      ===============    ==============     ==============    ===============

Weighted average shares outstanding for basic....           12,651              12,466           12,632              12,446

Effect of dilutive securities:
  Warrants.......................................              398                  --               --                  --
                                                      ---------------    --------------     --------------    ---------------

Weighted average shares outstanding for diluted..           13,049              12,466           12,632              12,446
                                                      ===============    ==============     ==============    ===============



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

DELOITTE & TOUCHE LLP

Houston, Texas
May 11, 2000

                          STERLING CHEMICALS GUARANTORS
                             COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                          MARCH 31,       SEPTEMBER 30,
                                                            2000              1999
                                                        --------------   --------------
                         ASSETS
Current assets:
   Cash and cash equivalents..........................  $       702      $     9,323
   Accounts receivable................................       45,164           45,139
   Inventories........................................       29,681           29,207
   Prepaid expenses...................................           74            1,669
                                                        --------------   --------------
     Total current assets.............................       75,621           85,338

Property, plant, and equipment, net...................      191,596          196,877
Due from affiliates...................................      127,150          121,506
Other assets..........................................       46,586           51,354
                                                        --------------   --------------
     Total assets.....................................  $   440,953      $   455,075
                                                        ==============   ==============


          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable...................................  $    25,799      $    22,399
   Accrued liabilities................................       13,241           16,515
                                                        --------------   --------------
     Total current liabilities........................       39,040           38,914

Long-term debt due to Parent..........................      325,405          325,402
Deferred tax liability................................        7,312            7,272
Deferred credits and other liabilities................        8,254            7,227
Commitments and contingencies (Note 4)................           --               --
Stockholder's equity:
   Common stock.......................................           --               --
   Additional paid-in capital.........................       92,734           92,734
   Retained earnings (accumulated deficit)............       (5,108)          11,026
   Accumulated other comprehensive income.............      (26,684)         (27,500)
                                                        --------------   --------------
     Total stockholder's equity.......................       60,942           76,260
                                                        --------------   --------------
        Total liabilities and stockholder's equity....  $   440,953      $   455,075
                                                        ==============   ==============


               The accompanying notes are an integral part of the
                         combined financial statements.

                          STERLING CHEMICALS GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          MARCH 31,                    MARCH 31,
                                                  --------------------------- ----------------------------
                                                      2000          1999          2000           1999
                                                  ------------- ------------- -------------  -------------
Revenues........................................  $     62,487  $    51,859   $   118,832    $   105,504
Cost of goods sold..............................        53,957       44,534       102,978         89,778
                                                  ------------- ------------- -------------  -------------
Gross profit....................................         8,530        7,325        15,854         15,726

Selling, general, and administrative expenses...         5,756        4,232        11,093          9,800
Other income....................................            --         (818)           --           (818)
Interest and debt related expenses..............         9,968        8,787        19,987         17,275
                                                  ------------- ------------- -------------  -------------

Net loss before income taxes....................        (7,194)      (4,876)      (15,226)       (10,531)
Provision (benefit) for income taxes............           321       (1,219)          908         (3,283)
                                                  ------------- ------------- -------------  -------------

Net loss........................................  $     (7,515) $    (3,657)  $   (16,134)   $    (7,248)
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

                          STERLING CHEMICALS GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ------------------------
                                                                                         2000         1999
                                                                                      ------------ ------------
Cash flows from operating activities:
   Net loss.........................................................................  $  (16,134)  $  (7,248)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization.................................................       12,289      11,932
     Deferred tax expense (benefit)................................................           40        (484)
     Other.........................................................................           46          15
   Change in assets/liabilities:
     Accounts receivable............................................................         (25)      2,337
     Inventories....................................................................        (474)        244
     Prepaid expenses...............................................................      12,674      (1,982)
     Due from affiliates............................................................      (4,828)      1,411
     Other assets...................................................................     (10,217)      4,518
     Accounts payable...............................................................       3,400      (4,266)
     Accrued liabilities............................................................      (3,278)     (1,108)
     Other liabilities..............................................................       1,027        (512)
                                                                                      ------------ ------------

Net cash flows provided by (used in) operating activities...........................      (5,480)      4,857
                                                                                      ------------ ------------

Cash flows used in investing activities:
   Capital expenditures.............................................................      (3,102)     (3,170)
                                                                                      ------------ ------------

Cash flows provided by (used in) financing activities:
   Net change in long-term debt due to Parent.......................................           3      (2,815)
                                                                                      ------------ ------------

Effect of United States/Canadian exchange rate on cash..............................         (42)        (15)
                                                                                      ------------ ------------

Net decrease in cash and cash equivalents...........................................      (8,621)     (1,143)
Cash and cash equivalents--beginning of year........................................       9,323       4,093
                                                                                      ------------ ------------
Cash and cash equivalents--end of period............................................  $      702   $   2,950
                                                                                      ============ ============





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

2. INVENTORIES

                                                            MARCH 31,     SEPTEMBER 30,
                                                               2000           1999
                                                          --------------- --------------
                                                             (Dollars in Thousands)
Inventories consisted of the following:
Finished products........................................  $   18,258    $      17,513
Raw materials............................................       1,827            2,235
Inventories under exchange agreements....................         444              170
Stores and supplies......................................       9,152            9,289
                                                           ----------    --------------
                                                           $   29,681    $      29,207
                                                           ==========    ==============

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


DELOITTE & TOUCHE LLP

Houston, Texas
May 11, 2000

                         STERLING PULP CHEMICALS, LTD.
                                 BALANCE SHEETS
                     (AMOUNTS IN U.S. DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                         MARCH 31,       SEPTEMBER 30,
                                                            2000            1999
                                                       ---------------  ---------------
ASSETS
Current assets:
     Cash and cash equivalents.......................  $        269     $      8,481
     Accounts receivable.............................        16,324           16,840
     Due from related parties........................         1,208            1,369
     Other receivables...............................         1,324            2,254
     Inventories.....................................         5,977            5,146
     Prepaid expenses................................           469              633
                                                       ---------------  ---------------
                                                             25,571           34,723
Property, plant, and equipment, net..................        73,584           75,531
Other assets.........................................           184              440
                                                       ---------------  ---------------
     Total assets....................................  $     99,339     $    110,694
                                                       ===============  ===============

LIABILITIES AND STOCKHOLDER'S EQUIITY
Current liabilities:
     Accounts payable................................  $      8,939     $      8,978
     Accrued generator construction costs............         2,667            2,967
     Accrued liabilities.............................         6,731            7,093
     Due to related parties..........................         2,565            1,241
                                                       ---------------  ---------------
                                                             20,902           20,279

Note payable ........................................        57,332           56,667
Deferred tax liability...............................         7,312            7,272
Deferred credits and other liabilities...............         4,473            3,972
Commitments and contingencies (Note 4)...............            --               --

Stockholder's equity:
     Common stock....................................             1                1
     Additional paid-in capital......................         7,662           16,871
     Retained earnings...............................        10,385           14,470
     Accumulated other comprehensive income..........        (8,728)          (8,838)
                                                       ---------------  ---------------
        Total stockholder's equity...................         9,320           22,504
                                                       ---------------  ---------------
        Total liabilities and stockholder's equity...  $     99,339     $    110,694
                                                       ===============  ===============


                 The accompanying notes are an integral part of
                          these financial statements.

                          STERLING PULP CHEMICALS, LTD.
                            STATEMENTS OF OPERATIONS
                     (AMOUNTS IN U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            MARCH 31,                  MARCH 31,
                                                  --------------------------    -----------------------
                                                       2000          1999          2000         1999
                                                  --------------  ----------    -----------  ----------
Revenue.........................................  $    31,499     $   24,903    $    59,939  $   51,556
Cost of goods sold..............................       26,615         22,137         50,223      44,605
                                                  -----------     ----------    -----------  ----------
Gross profit....................................        4,884          2,766          9,716       6,951

Selling, general, and administrative expenses...        2,691            891          4,923       3,188
Interest and debt related expenses, net.........        1,194          1,422          2,297       2,786
                                                  -----------     ----------    -----------  ----------

Income before income taxes......................          999            453          2,496         977
Provision for income taxes......................          321            212            902         415
                                                  -----------     -----------   -----------  -----------

Net income......................................  $       678     $      241    $     1,594  $      562
                                                  ===========     ==========    ===========  ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                          STERLING PULP CHEMICALS, LTD.
                            STATEMENTS OF CASH FLOWS
                     (AMOUNTS IN U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ------------------------
                                                                                         2000         1999
                                                                                      ------------ -----------
Cash flows from operating activities:
     Net income...................................................................... $    1,594   $      562
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization..............................................      4,105        3,791
          Deferred benefit...........................................................        (53)        (484)
          Other......................................................................         (6)          14
     Changes in assets/liabilities:
          Accounts receivable........................................................        919          (77)
          Due from related parties...................................................        (75)          15
          Other receivables..........................................................        932           10
          Inventories................................................................       (760)         (62)
          Prepaid expenses...........................................................        167          (92)
          Other assets...............................................................        258        3,427
          Accounts payables..........................................................       (131)         644
          Accrued generator construction costs.......................................       (353)        (954)
          Other accrued liabilities..................................................       (427)      (3,884)
          Due to related parties.....................................................      1,274        2,630
          Other liabilities..........................................................        467          371
                                                                                      ------------ ------------
Net cash provided by operating activities............................................      7,911        5,911
                                                                                      ------------ ------------

Cash flows from investing activities:
     Capital expenditures............................................................     (1,307)      (1,369)
                                                                                      ------------ ------------

Cash flows from financing activities:
     Distribution to parent..........................................................     (9,209)          --
     Dividends.......................................................................     (5,679)      (5,114)
                                                                                      ------------ ------------
Net cash used in financing activities................................................    (14,888)      (5,114)
                                                                                      ------------ ------------

Effect of exchange rate on cash......................................................         72           69
                                                                                      ------------ ------------

Net decrease in cash and cash equivalents............................................     (8,212)        (503)
Cash and cash equivalents, beginning of period.......................................      8,481        3,426
                                                                                      ------------ ------------
Cash and cash equivalents, end of period............................................. $      269   $    2,923
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

2. INVENTORIES

                                                   MARCH 31,     SEPTEMBER 30,
                                                      2000           1999
                                                  ------------- --------------
                                                  (U.S. Dollars in Thousands)
     Inventories consisted of the following:
     Finished products..........................  $    2,525    $       1,872
     Raw materials..............................         220              209
     Inventories under exchange agreements......         394               77
     Stores and supplies........................       2,838            2,988
                                                  ------------- --------------
                                                  $    5,977    $       5,146
                                                  ============= ==============


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


DELOITTE & TOUCHE LLP
Chartered Accountants
Mississauga, Canada
May 11, 2000

                         STERLING CHEMICALS ENERGY, INC.
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                          MARCH 31,       SEPTEMBER 30,
                                                            2000              1999
                                                        --------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents..........................  $        --      $        --
   Accounts receivable................................           68              101
                                                        --------------   --------------
     Total current assets.............................           68              101

Property, plant, and equipment, net...................        4,438            4,815
Due from affiliates...................................       25,590           24,721
Investment in joint venture...........................        3,733            3,539
                                                        --------------
                                                                         --------------
     Total assets.....................................  $    33,829      $    33,176
                                                        ==============   ==============


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable...................................  $     3,124      $     1,535
                                                        --------------   --------------
     Total current liabilities........................        3,124            1,535

Long-term debt due to Parent..........................       25,934           25,934
Commitments and contingencies (Note 3)................           --               --
Stockholder's equity:
   Common stock.......................................            1                1
   Retained earnings .................................        4,770            5,706
                                                        --------------   --------------
     Total stockholder's equity.......................        4,771            5,707
                                                        --------------   --------------
        Total liabilities and stockholder's equity....  $    33,829      $    33,176
                                                        ==============   ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                         STERLING CHEMICALS ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          MARCH 31,                    MARCH 31,
                                                  --------------------------- ----------------------------
                                                      2000          1999          2000           1999
                                                  ------------- ------------- -------------  -------------
Revenues........................................  $        548  $       387   $     1,075    $       826
Cost of goods sold..............................           548          387         1,075            826
                                                  ------------- ------------- -------------  -------------
Gross profit....................................            --           --            --             --

Interest and debt related expenses..............           787          664         1,573          1,328
                                                  ------------- ------------- -------------  -------------

Net loss before income taxes....................          (787)        (664)       (1,573)        (1,328)
Benefit for income taxes........................            --          114            --            300
Equity in earnings of joint venture.............           420          572           637          1,162
                                                  ------------- ------------- -------------  -------------

Net income (loss)...............................  $       (367) $        22   $     (936)    $       134
                                                  ============= ============= =============  =============


                 The accompanying notes are an integral part of
                      these combined financial statements.

                         STERLING CHEMICALS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        -------------------------
                                                                                            2000         1999
                                                                                        ------------  -----------
Cash flows from operating activities:
   Net income (loss)................................................................... $     (936)   $      134
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization.....................................................        349           349
     Undistributed earnings from joint venture.........................................        (90)          (85)
   Change in assets/liabilities:
     Accounts receivable...............................................................         33             5
     Due from affiliates...............................................................       (869)         (598)
     Other assets......................................................................        (76)         (111)
     Accounts payable..................................................................      1,589           306
                                                                                        ------------  -----------

Net cash flows from operating activities...............................................         --            --
                                                                                        ------------  -----------

Net change in cash and cash equivalents................................................         --            --
Cash and cash equivalents--beginning of year...........................................         --            --
                                                                                        ------------  -----------
Cash and cash equivalents--end of period............................................... $       --    $       --
                                                                                        ============  ===========

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

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are guaranteed by Energy and all of Chemicals' other existing direct and indirect subsidiaries incorporated in the United States (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries.

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the financial position of Energy as of March 31, 2000, and its results of operations and cash flows for the three month and six month periods ended March 31, 2000, and March 31, 1999, respectively. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be, and are assumed to have been, read in conjunction with the audited financial statements of Energy included in Holdings' and Chemicals' combined Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999 (the "Annual Report"). The accompanying balance sheet as of September 30, 1999 has been derived from Energy's audited balance sheet as of September 30, 1999 included in the Annual Report.

     Energy's total comprehensive net income (loss) for the six month periods ended March 31, 2000 and March 31, 1999 were $(936,000) and $134,000, respectively.

2. LONG-TERM DEBT

      As of March 31, 2000 and September 30, 1999, debt allocated to Energy by Chemicals was $25.9 million. As of March 31, 2000, the weighted average interest rate on long-term debt was 11.7%.

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

      Amounts included in Energy's financial statements represent the amounts reported by S & L Cogeneration Company for the three-month and six-month periods ended March 31, 2000 and 1999. Summarized financial information reported by S & L Cogeneration Company for such periods is (in thousands):


                                                       SIX MONTHS ENDED                THREE MONTHS ENDED
                                                           MARCH 31,                       MARCH 31,
                                                 ------------------------------  ------------------------------
                                                     2000            1999             2000           1999
                                                 -------------- ---------------   -------------- --------------
Revenues........................................ $   11,080     $    10,103       $     5,393    $    4,663
Net income......................................      1,245           2,971               524         1,503






                                                   MARCH 31,      SEPTEMBER 30,
                                                     2000              1999
                                                 -------------- -------------------
                                                      (DOLLARS IN THOUSANDS)
Total assets.................................... $   17,070     $    17,659




5. NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management is currently evaluating the accounting impact and disclosures that will be required when these statements are adopted in the first quarter of fiscal 2001.

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