Form 10-K
period 2000-09-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2000-12-15
CIK 795662, 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2000

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

                                   ----------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                            ----

     As of December 4, 2000, Sterling Chemicals Holdings, Inc. had 12,784,007 shares of common stock outstanding. As of such date, the aggregate market value of such common stock held by nonaffiliates, based upon the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was approximately $5 million. As of December 4, 2000, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

     Portions of the definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders of Sterling Chemicals Holdings, Inc. are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                                        PART I

             Important Information Regarding this Form 10-K.............................................    1
Item 1.      Business...................................................................................    3
                Business Strategy.......................................................................    3
                Recent Developments.....................................................................    3
                Industry Overview.......................................................................    4
                Product Summary.........................................................................    6
                Products................................................................................    7
                Sales and Marketing.....................................................................    9
                Contracts...............................................................................   10
                Raw Materials for Products and Energy Resources.........................................   11
                Technology and Licensing................................................................   12
                Competition.............................................................................   13
                Environmental Matters...................................................................   14
                Employees...............................................................................   16
                Insurance...............................................................................   16
Item 2.      Properties.................................................................................   16
Item 3.      Legal Proceedings..........................................................................   17
Item 4.      Submission of Matters to Vote of Security Holders..........................................   18

                                                       PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................   19
Item 6.      Selected Financial Data of the Company.....................................................   20
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......   22
                Overview................................................................................   22
                Liquidity and Capital Resources.........................................................   23
                New Accounting Standards................................................................   26
                Certain Known Events, Trends, Uncertainties, and Risk Factors...........................   27
                Results of Operations...................................................................   32
                Comparison of Fiscal 2000 to Fiscal 1999................................................   32
                Comparison of Fiscal 1999 to Fiscal 1998................................................   34
Item 7A.     Qualitative and Quantitative Disclosure about Market Risk..................................   37
Item 8.      Financial Statements and Supplementary Data................................................   38
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................................   90

                                                       PART III

Item 10.     Directors and Executive Officers of the Registrant.........................................   90
Item 11.     Executive Compensation.....................................................................   90
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................   90
Item 13.     Certain Relationships and Related Transactions.............................................   90

                                                       PART IV

Item 14.     Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K...............   91

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-K

     Readers should consider the following information as they review this Form 10-K.

PRESENTATION OF FINANCIAL STATEMENTS

     This Form 10-K includes four separate sets of financial statements and related notes:

     o The first set of financial statements and related notes present both the consolidated financial position, results of operations, and cash flows of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position, results of operations, and cash flows of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries. Holdings directly or indirectly owns all of the other subsidiaries whose financial results are included in this Form 10-K and Chemicals is the primary operating subsidiary of Holdings.

     o The second set of financial statements and related notes present the combined financial position, results of operations, and cash flows of the Guarantors and their subsidiaries (discussed below).

     o The third and fourth sets of financial statements and related notes present the consolidated financial position, results of operations, and cash flows of Sterling Canada, Inc. and its subsidiaries ("Sterling Canada") and the financial position, results of operations, and cash flows of Sterling Pulp, Ltd. ("Sterling Pulp"), our two significant subsidiaries whose securities are pledged to secure an issuance of debt securities by Chemicals.

Under SEC rules, specified financial information is required to be provided with respect to subsidiaries of an issuer of debt securities that guarantee the repayment of those debt securities. In addition, under different provisions of those rules, specified financial information is required to be provided with respect to subsidiaries meeting certain size criteria of an issuer of debt securities whose capital stock is pledged to secure the repayment of those debt securities. In July of 1999, Chemicals issued $295 million of its 12 3/8% Senior Secured Notes due 2006. The obligations of Chemicals related to the 12 3/8% Notes were guaranteed by most of its subsidiaries incorporated in the United States (the "Guarantors"). In addition, all of the capital stock of each of the Guarantors was pledged to secure the repayment of the 12 3/8% Notes. Finally, 65% of the capital stock of three of Chemicals' subsidiaries incorporated outside of the United States was pledged to secure the repayment of the 12 3/8% Notes, but these subsidiaries did not guarantee the repayment of the 12 3/8% Notes. In order to comply with these SEC rules, the financial statements of the Guarantors, each of which guaranteed the repayment of the 12 3/8% Notes, and the financial statements of Sterling Canada and Sterling Pulp, our significant subsidiaries whose securities are pledged to secure the repayment of the 12 3/8% Notes, are included with this Form 10-K. The financial statements of the Guarantors are included in this Form 10-K under Item 8 and the financial statements of Sterling Canada and Sterling Pulp are filed as exhibits to this Form 10-K.

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Qualitative and Quantitative Disclosure about Market Risk" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations, and financial position, and our market sensitive financial instruments and other statements identified by such words as "expects," "projects," "plans," and similar expressions, are forward-looking statements. The forward-looking statements are based upon current information and expectations. Estimates, forecasts, and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties, and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied, or forecasted by or in the forward-looking statements include the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, federal and state regulatory developments, our high financial leverage, the availability of skilled personnel, and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied, or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties, and Risk Factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS, ETC.

     All statements contained in this Form 10-K, including the forward-looking statements discussed above, are made as of December 14, 2000, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-K to the extent such information is affected or impacted by events, circumstances, or developments occurring after December 14, 2000, or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information and disclaim any responsibility to do so.

DOCUMENT SUMMARIES

     Statements contained in this Form 10-K describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.

FISCAL YEAR

     We keep our books of record and accounts based on annual accounting periods ending on September 30 of each year. Accordingly, all references in this Form 10-K to a particular fiscal year refer to the twelve calendar month period ending on September 30 of that year.

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

ITEM 1. BUSINESS

     We were organized as a Delaware corporation in 1986 and have our principal executive offices in Houston, Texas. In connection with our August 21, 1996 merger with STX Acquisition Corp., we recapitalized and reorganized into a holding company structure, with our only material asset after the merger being the capital stock of Chemicals, our wholly owned operating subsidiary. Through Chemicals and its subsidiaries, we manufacture seven commodity petrochemicals at our Texas City, Texas plant. Near the end of the first quarter of fiscal 2001, we also began operating a disodium iminodiacetic acid, or "DSIDA," plant at our Texas City facility that is owned by Monsanto. We also manufacture chemicals for use primarily in the pulp and paper industry at five plants in Canada and a plant in Valdosta, Georgia, and acrylic fibers at our plant near Pensacola, Florida. At our Texas City facility, we produce styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine, or "TBA," and sodium cyanide. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We produce regular textile fibers, specialty textile fibers, and technical fibers at our acrylic fibers facility, as well as licensing our acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at our five plants in Canada and our Valdosta facility. Sodium chlorite is produced at one of our Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of our Canadian locations. We also license, engineer, and oversee construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of our pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

BUSINESS STRATEGY

     Our objectives are to be a premier producer of chemicals, to maintain a strong market position, to achieve first quartile cost performance in all of our major products, to provide superior customer service and to improve our capital structure. Our management team has adopted the following strategies in pursuit of these objectives:

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

RECENT DEVELOPMENTS

     During the third quarter of fiscal 2000, we announced the engagement of Schnitzius & Vaughn, an investment banking firm, to help us identify and evaluate a variety of strategic alternatives with respect to our acrylic fibers operations ranging from an outright sale of this operation to a joint venture or alliance arrangement. We have continued to operate our acrylic fibers facility while we explore these possible strategic alternatives. However, we do not know whether our evaluation process will result in a transaction. In addition, even if an acceptable purchaser or joint venture partner is identified, we may elect to forgo that transaction. During the fourth quarter of fiscal 2000, we recorded a $60 million non-cash charge related to the write down of our acrylic fibers business production assets.

     On June 29, 2000, we, in conjunction with BP Chemicals, announced a multi-year contract with Methanex Corporation for the purchase of our respective methanol requirements from Methanex. At the time, we granted Methanex exclusive rights to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to shut down our methanol plant July 1, 2000, and provide our methanol requirements with methanol produced in countries that have a significant advantage in the cost of natural gas, the primary raw material in the production of methanol. However, Methanex may elect to restart our methanol facility at any time, subject to notice requirements and the payment of related expenses.

     On September 8, 2000, we announced the engagement of Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse First Boston) as financial advisor to assist us in identifying and evaluating possible methods of restructuring or refinancing our 13 1/2% Senior Secured Discount Notes due 2008. CSFB has had preliminary discussions with some of the larger holders of our 13 1/2% Notes regarding a possible restructuring of those Notes. However, we cannot predict whether such discussions will lead to any restructuring of our 13 1/2% Notes.

     Spot prices for styrene peaked early in the third quarter of fiscal 2000 at approximately $0.48 per pound. However, the completion of several industry turnarounds early in the quarter, combined with decreased styrene purchases by customers and lower polystyrene operating rates, caused spot prices to decline during the fourth quarter of fiscal 2000. Spot prices have continued to be in the $0.25-$0.28 per pound range into the first quarter of fiscal 2001. This decline in sales prices, together with higher raw materials and energy costs, has resulted in a significant decrease in styrene margins and a corresponding decrease in our financial results.

INDUSTRY OVERVIEW

Petrochemicals

     Styrene. Current global styrene capacity is approximately 45 billion pounds. Current total North American styrene capacity is approximately 14 billion pounds per year. As is the case with other petrochemicals, styrene from time to time experiences periods of strong demand resulting in tight supply and high prices and margins. This tight balance in supply and demand often results in new capacity additions. In most cases, incremental capacity comes in the form of large new plants or major expansions of existing facilities. As this new capacity comes on line, it often exceeds current demand growth and results in a decline in prices and margins.

     Following a period of strong demand growth and high utilization rates in 1994 through 1996, several major producers announced new capacity increases in 1997 and 1998, particularly in the Far East. At the time of this announced new capacity, there was a general slowdown in the economic growth rate in the Far East, prompting customers to begin utilizing their available inventories and decrease purchases of additional product. As a result, our average styrene prices declined from fiscal 1997 through fiscal 1999, as the previously announced new capacity came on line at the same time that economic events in various Asian countries significantly reduced demand growth for styrene.

     During fiscal 2000, styrene prices and margins increased significantly from levels experienced in fiscal 1999. These improvements were driven by a combination of stronger market demand, operating problems experienced at several of our competitors, and generally low inventory levels worldwide. Styrene prices and margins peaked in April of 2000 at a published spot price of $0.48 per pound and decreased over the second half of 2000, with published spot prices dropping to $0.31 per pound in September 2000, due to lower demand and inventory corrections. Currently, Chemical Market Associates, Inc. is reporting styrene spot prices in the $0.25 to $0.28 per pound range. We cannot predict future increases or decreases in styrene prices and margins.

     Acrylonitrile. Current global acrylonitrile capacity is approximately 12 billion pounds per year. The acrylonitrile market exhibits similar characteristics regarding capacity utilization, selling prices, and profit margins as those of styrene. Moreover, as a result of our high percentage of export acrylonitrile sales, demand for our acrylonitrile is significantly influenced by export customers, particularly those that supply acrylic fibers to customers in China. During 1995, strong demand for acrylic fibers and ABS resins, particularly in China, increased demand for acrylonitrile resulting in high prices and margins. High utilization rates and prices prompted many major producers to announce new capacity increases and approximately two billion pounds of capacity increases came on line between 1996 and 1998. As new acrylonitrile capacity in the United States and Asia came on line and demand growth in Asian markets weakened, acrylonitrile prices and margins decreased significantly from 1996 through 1999. Beginning in early fiscal 2000, acrylonitrile prices increased significantly due to strong market demand, operating problems experienced at several of our competitors, and generally low inventory levels. However, we were not able to fully capitalize on this opportunity as a result of planned shutdowns related to the construction by Monsanto of the DSIDA plant at our Texas City facility and several plant operating problems.

     Solutia, Inc. began operating a new acrylonitrile production facility in North America in the fourth calendar quarter of 2000, which has a rated annual production capacity of approximately 500 million pounds. In addition, Formosa Plastics, Inc. has begun producing from its new 450 million pound facility in Taiwan.

     Acetic Acid. Current United States acetic acid capacity is approximately
6.5 billion pounds per year. Several capacity additions occurred in 1998 and 1999, including an expansion of our acetic acid unit in Texas City from 800 million pounds of rated annual production capacity to 1 billion pounds. In addition, in late 2000, BP Chemicals Inc. and Celanese AG began operations of 880 million pound and 1,100 million pound acetic acid production units in Malaysia and Singapore, respectively. Demand for acetic acid is linked to demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Demand for vinyl acetate monomer has increased as a result of strong demand for environmentally friendly coatings.

     Plasticizers. Our rated plasticizers capacity is 280 million pounds per year. We have an agreement with BASF Corporation pursuant to which we sell all of our plasticizers production to BASF through 2007. Our plasticizers are produced with an ethylene based technology, while most of our competitors use a propylene based technology. Our plasticizers are produced from linear alpha olefins, while many of our competitors use propylene-based technology. Our plasticizers typically receive a premium over certain commodity products based on propylene due to their performance enhancing properties. However, the financial performance of our business can be affected by the cost of underlying raw materials, especially when the cost of one olefin rises faster than the other.

     Acrylic Fibers. We and Solutia are the only two manufacturers of acrylic fibers in North America. Acrylic fibers compete with other fibers, including polyester and wool. From 1998 through 2000, the acrylic fibers industry experienced decreased sales prices and margins due to a significant drop in the demand for acrylic fibers products which resulted from the economic events in various countries in Asia, increased competition from European suppliers, and a negative growth rate in demand in North America.


Pulp Chemicals

     Sodium Chlorate. Historically, sodium chlorate has also experienced cycles in capacity utilization, selling prices, and profit margins, although not to the extremes seen in the petrochemicals markets. Since the mid-1980s, North American demand for sodium chlorate has grown at an average annual rate of approximately 9% as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine in bleaching applications. Substitution of chlorine dioxide for elemental chlorine is driven primarily by environmental concerns. Chlorine dioxide is produced from sodium chlorate, which is one of our primary pulp chemicals products. Under the United States Environmental Protection Agency's "Cluster Rules," elemental chlorine cannot be used in bleaching applications, which has resulted in increased substitution of chlorine dioxide for elemental chlorine by the North American pulp and paper industry as the mandatory compliance date of the Cluster Rules, April of 2001, draws near.

     In 1998 and 1999, demand for sodium chlorate did not increase at historical rates due to weak market conditions and lower operating rates in the pulp and paper industry. In addition, new sodium chlorate production capacity was added while implementation of the Cluster Rules was delayed. United States operating rates remained flat from 1998 to 1999 and average prices for our sodium chlorate decreased by approximately 8% from fiscal 1998 to fiscal 1999. However, during fiscal 2000, average sodium chlorate prices increased due to increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills. Our average sodium chlorate prices increased by approximately 4% from fiscal 1999 to fiscal 2000. We and two other companies collectively account for more than 70% of North American sodium chlorate production capacity.

     PRODUCT SUMMARY

     The following table summarizes our principal products, including our capacity, primary end uses, raw materials, and major competitors for each product. "Capacity" represents rated annual production capacity at September 30, 2000, which is calculated by estimating the number of days in a typical year a production facility is expected to operate after allowing for downtime for regular maintenance and multiplying that number by an amount equal to the facility's optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity.


STERLING PRODUCT        INTERMEDIATE
   (CAPACITY)             PRODUCTS            PRIMARY END PRODUCTS               RAW MATERIALS             MAJOR COMPETITORS
----------------        ------------          --------------------               -------------             -----------------
PETROCHEMICALS
Styrene                 Polystyrene,         Building products, boat          Ethylene and benzene        Dow Chemical Company,
(1.7 billion            ABS/SAN resins,      and automotive components,                                   Lyondell Chemical
pounds per year)        styrene butadiene    disposable cups and trays,                                   Company, BP
                        latex, and           trays, packaging and                                         Chemicals Inc.,
                        unsaturated          containers, housewares,                                      Chevron Chemical
                        polyester resins     tires, audio and video                                       Company, Shell
                                             cassettes, luggage,                                          Chemicals, Inc.,
                                             children's toys, paper                                       Cos-Mar (a
                                             coating, appliance                                           joint venture of General
                                             parts, and                                                   Electric Company and
                                             carpet backing                                               FINA Inc.), and Nova
                                                                                                          Corporation


Acrylonitrile           Acrylic fibers       Apparel, furnishings,            Ammonia and                 BP Chemicals Inc., Cytec
(740 million            and                  upholstery, household            propylene                   Industries Inc., E.I.
pounds per year)        ABS/SAN resins       appliances, carpets, and                                     du Pont de Nemours and
                                             plastics for automotive                                      Company, Asahi Chemical
                                             parts using ABS and SAN                                      Industry Company, Ltd.,
                                             polymers                                                     EC Erdoelchemie GmbH,
                                                                                                          and Solutia Inc.


Acrylic Fibers          NA                   Apparel, fleece, hosiery,        Acrylonitrile, vinyl        Solutia Inc.
(150 million                                 industrial, sweaters,            acetate, sodium             Cydsa, S.A. de C.V.
pounds per year)                             pile fabrics, outdoor            thiocyanate, sodium         Bayer AG
                                             furniture, friction              bisulfate, and finish
                                             materials, gaskets,              oil
                                             specialty papers, and
                                             non-wovens


Acetic Acid             Vinyl acetate,       Adhesives, PET bottles,          Methanol and carbon         Celanese AG, Eastman
(1 billion              terephthalic         fibers, and surface              monoxide                    Chemical Company, and
pounds per year)        acid,                coatings                                                     Millennium Chemicals
                        and acetate                                                                       Inc.
                        solvents


Methanol                Acetic acid,         Adhesives,                       Natural gas, steam,         Methanex  Corporation,
(150 million            MTBE, and            surface coatings,                and carbon dioxide          Borden Chemical,
gallons per year)       formaldehyde         gasoline oxygenate and                                       Lyondell Methanol
                                             octane enhancer, and                                         Company, L.P., Celanese
                                             plywood adhesives                                            AG, and Terra Industries


Plasticizers            Polyvinyl            Flexible plastics, such          Alpha-olefins, carbon       Exxon Mobile Corporation,
(280 million            chloride             as shower curtains and           monoxide, hydrogen,         Aristech Chemical, and
pounds per year)        (PVC)                liners, floor coverings,         and orthoxylene             Eastman Chemical
                                             cable insulation,                                            Company
                                             upholstery, and plastic
                                             molding


TBA                     NA                   Pesticides, solvents,            Isobutylene, sulfuric       BASF Corporation and
(21 million                                  pharmaceuticals, and             acid, caustic soda,         Nitto Chemical Industry
pounds per year)                             synthetic rubber                 and hydrogen cyanide        Co., Ltd.


Sodium Cyanide          NA                   Electroplating and               Caustic soda and            Degussa-Huls
(85 million                                  precious metals recovery         hydrogen cyanide            FMC Corporation
pounds per year)

STERLING PRODUCT         INTERMEDIATE
   (CAPACITY)              PRODUCTS           PRIMARY END PRODUCTS             RAW MATERIALS              MAJOR COMPETITORS
----------------         ------------         --------------------             -------------              -----------------
PULP CHEMICALS

Sodium Chlorate         Chlorine dioxide     Bleaching agent for           Electricity, salt, and         Akzo Nobel, N.V.,
(500,000 tons                                wood pulp production;         water                          Nexen Inc., Kerr-McGee
per year)                                    downstream products                                          Corporation, and Huron
                                             include high quality                                         Chemicals
                                             office and coated
                                             papers


Chlorine Dioxide        NA                   Chlorine dioxide for use      NA                             Akzo Nobel, N.V.
Generators                                   in the bleaching of
                                             wood pulp

Sodium Chlorite         Chlorine dioxide     Antimicrobial agent for       Sodium chlorate and            Vulcan Chemicals
(3,500 tons per year)                        municipal water               hydrochloric acid
                                             treatment and disinfectant
                                             for fresh produce



Chlor Alkali            NA                   Bleaching and digesting       Electricity, salt, and         Occidental Chemical
                                             agent for pulp and            water                          Company, Dow Chemical
                                             paper, widely used in                                        Company, and Pioneer
                                             potable water and                                            Companies, Inc.
                                             wastewater treatment
                                             programs and in swimming
                                             pools

Calcium Hypochlorite    NA                   Sanitizing agent to           Lime, water, caustic           Olin Corporation and
(9,000 metric                                control bacteria              soda, and chlorine             PPG Industries
tons per year)                               and algae in swimming
                                             pools


PRODUCTS

Petrochemicals

     Styrene. We are the fourth largest North American producer of styrene. Our styrene unit, located at our Texas City facility, is one of the largest in the world and has a rated annual production capacity of approximately 1.7 billion pounds, which represents approximately 13% of total North American capacity. We sold approximately 25% of our styrene sales volumes pursuant to conversion and other long-term agreements during fiscal 2000. Approximately 61% of our styrene sales volumes were exported in fiscal 2000, principally to Asia, either directly or through arrangements with large international trading companies.

     Acrylonitrile. We are the third largest North American producer of acrylonitrile. Our acrylonitrile unit, located at our Texas City facility, has a rated annual production capacity of approximately 740 million pounds, which represents approximately 19% of total North American capacity. We sold approximately 82% of our acrylonitrile sales volumes pursuant to conversion and other long-term agreements during fiscal 2000. Approximately 48% of our acrylonitrile production in fiscal 2000 was exported. All of our acrylonitrile sold in Asia and South America is sold through ANEXCO, LLC, our joint venture with BP Chemicals Inc. During fiscal 2000, we used a portion of our hydrogen cyanide, a by-product of acrylonitrile manufacturing, as a raw material for the production of TBA and sodium cyanide and burned the rest as fuel. In October of 1999, we and Monsanto entered into several agreements related to the construction by Monsanto of the DSIDA plant at our Texas City facility. When the DSIDA plant began operating near the end of the first quarter of fiscal 2001,we started using all of our previously under-utilized hydrogen cyanide as a primary feedstock for the production of DSIDA.

     As previously discussed, we are currently evaluating a variety of strategic alternatives with respect to our acrylic fibers operations. We do not know whether this process will result in a transaction. In addition, even if an acceptable transaction is identified, we may elect to forgo that transaction.

     Acetic Acid. We are the second largest North American producer of acetic acid. Our acetic acid unit, located at our Texas City facility, has a rated annual production capacity of approximately 1 billion pounds, which represents approximately 16% of total North American capacity. All of our acetic acid production is sold to BP Chemicals pursuant to a long-term contract that expires in 2016. In March of 1999, we completed an expansion of our acetic acid facilities in conjunction with BP Chemicals. BP Chemicals provided its CativaTM technology and a significant portion of the capital for the expansion. The expansion increased our annual acetic acid production capacity by approximately 25% to our current rated annual capacity of 1 billion pounds.

     Methanol. We own a methanol unit at our Texas City facility with a rated annual production capacity of approximately 150 million gallons. Approximately 57% of our methanol production was used as a raw material in our acetic acid unit during fiscal 2000. On June 29, 2000, we, in conjunction with BP Chemicals, announced a multi-year contract with Methanex Corporation for the purchase of our respective methanol requirements from Methanex. At the time, we granted Methanex exclusive rights to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to shut down our methanol plant on July 1, 2000 and provide our methanol requirements with methanol produced in countries that have a significant advantage in the cost of natural gas, the primary raw material in the production of methanol. However, Methanex may elect to restart our methanol facility at any time, subject to notice requirements and the payment of related expenses.

     Plasticizers. We produce plasticizers at our Texas City facility for BASF Corporation. Under our long-term agreement with BASF, which expires in 2007, we sell all of our plasticizers production to BASF. Our rated annual production capacity of plasticizers is approximately 280 million pounds.

     TBA. Our rated annual production capacity for TBA is approximately 21 million pounds. We use a portion of our hydrogen cyanide by-product from our Texas City acrylonitrile facility to produce TBA, which we sell to Flexsys America L.P. pursuant to a conversion agreement. In December of 1999, Flexsys notified us of their intention to terminate the contract as of December 31, 2001. We are currently evaluating our options related to TBA production following the termination of this contract.

     Sodium Cyanide. Pursuant to a long-term arrangement, we operate a sodium cyanide unit at our Texas City facility which is owned by E. I. du Pont de Nemours and Company. This sodium cyanide unit uses hydrogen cyanide by-product from our Texas City acrylonitrile facility as a raw material. The rated annual production capacity of this unit is approximately 85 million pounds.

     DSIDA. Near the end of the first quarter of fiscal 2001, we began operating a DSIDA plant at our Texas City facility that is owned by Monsanto. DSIDA is an essential intermediate in the production of Monsanto's Roundup(R), a glyphosate based herbicide. Under long-term arrangements with Monsanto, we operate the DSIDA plant on behalf of Monsanto and supply hydrogen cyanide by-product from our Texas City acrylonitrile facility as a raw material. The rated annual production capacity of the DSIDA plant is 80 million pounds.

     Acrylic Fibers. We are one of two North American producers of acrylic fibers. Our acrylic fibers facility's rated annual production capacity is approximately 150 million pounds, which represents approximately 33% of total North American capacity. Approximately 27% of our acrylic fibers production was exported in fiscal 2000. We produce regular textile fibers, specialty textile fibers, and technical fibers. Regular textile fibers are commodity fibers whose sales are primarily driven by price and service rather than product characteristics. Specialty textile fibers are targeted for specific applications or end uses and typically have higher margins than regular textile fibers. Technical fibers are specially engineered for industrial, non-textile uses such as brake linings and typically have higher margins than textile fibers.


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

     For historical information presented on a segmented basis for our petrochemicals business and pulp chemicals business, see Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-K.


SALES AND MARKETING

     We sell our petrochemicals products pursuant to:

     o    multi-year contracts;

     o    conversion agreements; and

     o    spot transactions in both the domestic and export markets.

We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide, and DSIDA each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. These agreements help us to:

     o    optimize capacity utilization rates;

     o    lower our selling, general, and administrative expenses;

     o    reduce our working capital requirements; and

     o insulate our operations to some extent from the effects of declining markets and changes in raw materials prices.

We compete on the basis of product price, quality, and deliverability.

     Prices for our petrochemicals products are determined by global market factors that are largely beyond our control and, except with respect to a number of our multi-year contracts, we generally sell these products at prevailing market prices.

     Some of our multi-year contracts for our petrochemicals products are structured as conversion agreements, pursuant to which the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit depending on the existing market conditions for the product. These conversion agreements help us to maintain lower levels of working capital and, in some cases, to gain access to certain improvements in manufacturing process technology. We believe our conversion agreements help insulate us to some extent from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements. The balance of our petrochemicals products are sold by our direct sales force or through ANEXCO, LLC, our marketing joint venture with BP Chemicals.

     Our acrylic fibers facility currently markets products in North America through our internal sales staff and to international customers through non-affiliated agents. Acrylic fibers are priced based upon market conditions, which include, but are not limited to, raw materials costs, prices of competing and alternative products, and type of end use.

     We sell sodium chlorate primarily in Canada and the United States, generally under one to five-year supply contracts, most of which provide for minimum and maximum volumes or a percentage of requirements at market prices. In addition, most of our sodium chlorate sales contracts contain certain "meet or release" pricing clauses and restrictions on the amount and timing of future price increases.

     We market chlorine dioxide generators worldwide to the pulp and paper industry. We sell the technology and equipment, which we design and purchase from our strategic alliance partners. In addition to being paid for the technology and equipment, we receive royalties based on the amount of chlorine dioxide produced by the generator, generally over a ten-year period.

     For information regarding our export sales and domestic and foreign operations, see Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-K.

CONTRACTS

     Our key multi-year contracts, which collectively accounted for 17% of our fiscal 2000 revenues, are described below. BP Chemicals accounted for approximately 12%, 10%, and 12% of our revenues in fiscal 2000, 1999, and 1998, respectively. No other single customer accounted for more than 10% of our revenues in the last three fiscal years.

Styrene-Bayer

     We currently have a conversion agreement with Bayer Corporation, a subsidiary of Bayer AG. Under this agreement, we provide Bayer, subject to specified minimum and maximum quantities, with a major portion of Bayer's styrene requirements for its manufacture of styrene-containing polymers. During fiscal 2000, we delivered approximately 8% of our styrene production pursuant to this agreement. This agreement expires on December 31, 2000.

Acrylonitrile-Solutia

     We had a multi-year conversion agreement with Solutia, formerly the chemical business of Monsanto Company, pursuant to which we delivered approximately 23% of our fiscal 2000 acrylonitrile production to Solutia. Solutia began operating a new acrylonitrile production facility in Chocolate Bayou, Texas, in the fourth calendar quarter of 2000, which has a rated annual production capacity of approximately 500 million pounds. In anticipation of the start-up of this facility, Solutia terminated our conversion agreement, effective September 1, 2000.

Acrylonitrile-BP Chemicals

     In 1988, we entered into a long-term production agreement with BP Chemicals under which BP Chemicals contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at our Texas City acrylonitrile facility. Under this agreement, BP Chemicals has the option to take up to approximately one-sixth of our total acrylonitrile capacity. BP Chemicals furnishes the necessary raw materials and pays us a conversion fee for the amount of acrylonitrile it takes and reimburses us for a portion of the fixed costs related to acrylonitrile production at our Texas City facility. To protect BP Chemicals in the event we default under the production agreement, BP Chemicals has a first priority security interest in the third reactor and related equipment and in the first acrylonitrile produced in our three reactor units to the extent BP Chemicals is entitled to purchase acrylonitrile under this production agreement. This agreement was amended and restated during April of 1998 to, among other things, encourage increased manufacturing and technical cooperation. During fiscal 2000, we delivered approximately 25% of our acrylonitrile production to BP Chemicals pursuant to this agreement.

     The acrylonitrile reactor in which BP Chemicals invested capital incorporates certain BP Chemicals technological improvements under a separate license agreement. We have the right to incorporate these and any future improvements into our other two acrylonitrile reactors.

     In order to enhance the marketing of our acrylonitrile, we and BP Chemicals formed ANEXCO, LLC, an exclusive 50/50 joint venture to market acrylonitrile in Asia and South America. During fiscal 2000, we sold approximately 32% of our acrylonitrile production through ANEXCO.

Acetic Acid-BP Chemicals

     In 1986, we entered into a long-term production agreement with BP Chemicals, which has since been amended, under which BP Chemicals has the exclusive right to purchase all of our acetic acid production until August of 2016 and is obligated to make certain unconditional monthly payments to us until August of 2006 and reimburse us for our operating costs. We are also entitled to receive a portion of the profits earned by BP Chemicals from the sale of the acetic acid we produce.

Methanol-BP Chemicals-Methanex

     In August of 1996, we entered into a long-term production and sales agreement with BP Chemicals, under which BP Chemicals contributed a significant portion of the capital expenditures required for the construction of our methanol production facility at our Texas City facility and obtained the right to receive a substantial portion of our methanol production. The initial term of this agreement expires July 31, 2016. Historically, a portion of the output of the methanol facility was used in our acetic acid unit and the remainder was marketed by BP Chemicals in the merchant market and in BP Chemicals' worldwide acetic acid business.

     On June 29, 2000, we, in conjunction with BP Chemicals, announced a multi-year contract with Methanex Corporation for the purchase of our respective methanol requirements from Methanex. At the time, we granted Methanex exclusive rights to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to shut down our methanol plant July 1, 2000, and provide our methanol requirements with methanol produced in countries that have a significant advantage in the cost of natural gas, the primary raw material in the production of methanol. However, Methanex may elect to restart our methanol facility at any time, subject to notice requirements and the payment of related expenses. The initial term of these arrangements expires December 31, 2003, with automatic annual renewals thereafter unless we or Methanex elect to terminate these arrangements.

Plasticizers-BASF

     Since 1986, we have sold all of our plasticizers production to BASF pursuant to a product sales agreement that has previously been amended and expires at the end of 2007. BASF provides us with some of the required raw materials and markets the plasticizers we produce. BASF is obligated to make certain quarterly payments to us and reimburses us monthly for actual production costs. In addition, we are entitled to a share of the profits earned by BASF that are attributable to the plasticizers we produce.

RAW MATERIALS FOR PRODUCTS AND ENERGY RESOURCES

     For most of our products, the cost of raw materials and energy resources, including utilities in the case of pulp chemicals, is far greater than all other production costs combined. Thus, an adequate supply of raw materials and utilities at reasonable prices and on acceptable terms is critical to the success of our business. Most of the raw materials we use are global commodities which are made by a large number of producers. Prices for many of these raw materials are subject to wide fluctuations for a variety of reasons beyond our control. Although we believe that we will continue to be able to secure adequate supplies of our raw materials and energy, there can be no assurance that we will be able to do so at acceptable prices and payment terms to meet our requirements. See "Certain Known Events, Trends, Uncertainties, and Risk Factors."


Petrochemicals

     Styrene. We manufacture styrene by converting ethylene and benzene into ethylbenzene, which we then process into styrene. Ethylene and benzene are both commodity petrochemicals. Prices for each can fluctuate widely due to significant changes in the availability of these products. We have multi-year arrangements with several major ethylene and benzene suppliers that provide our estimated requirements for purchased ethylene and benzene at generally prevailing and competitive market prices. Our conversion agreements require that the other parties to these agreements furnish us with the ethylene or benzene necessary to fulfill our conversion obligations. Approximately 15% of our fiscal 2000 benzene requirements and approximately 17% of our fiscal 2000 ethylene requirements were furnished by customers pursuant to conversion arrangements. If various customers for whom we now manufacture styrene under conversion agreements were to cease furnishing their own raw materials and seek only to purchase styrene from us without supplying their own raw materials, our requirements for purchased benzene and ethylene could significantly increase.

     Acrylonitrile. We produce acrylonitrile by reacting propylene and ammonia. Propylene and ammonia are both commodity chemicals and the price for each can fluctuate widely due to significant changes in the availability of these products. The propylene or ammonia needed for the acrylonitrile we produce under conversion agreements is furnished to us by our customers. We purchase the rest of the propylene and ammonia we need for acrylonitrile production. Approximately 50% of our fiscal 2000 propylene requirements and approximately 46% of our fiscal 2000 ammonia requirements were furnished by customers pursuant to conversion agreements. If various customers for whom we now manufacture acrylonitrile under conversion agreements were to cease furnishing their own raw materials and seek only to purchase acrylonitrile from us without supplying their own raw materials, our requirements for purchased propylene and ammonia could significantly increase.

     Acetic Acid. Acetic acid is manufactured primarily from carbon monoxide and methanol. In the past, we produced all of the methanol required by our acetic acid unit. However, under the previously discussed multi-year agreements with Methanex, we have purchased all of our methanol requirements from Methanex since July 1, 2000. In 1996,

Praxair Hydrogen Supply, Inc. constructed a partial oxidation unit at our Texas City facility that supplies us with all of the carbon monoxide we require for the production of acetic acid. This unit was recently expanded in conjunction with the expansion of our acetic acid unit.

     Methanol. Methanol is produced primarily from natural gas and steam. We obtain our natural gas under supply contracts and on the spot market, typically at prevailing market prices, and we produce our own steam.

     Plasticizers. The primary raw materials for plasticizers are alpha-olefins and orthoxylene, which are supplied by BASF under our long-term conversion agreement.

     TBA. We produce TBA from hydrogen cyanide, isobutylene, sulfuric acid, and caustic soda. We use hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process. Currently, Flexsys supplies the isobutylene, sulfuric acid, and caustic soda needed in our TBA operations under our conversion agreement with them.

     Sodium Cyanide. Sodium cyanide is manufactured from hydrogen cyanide and caustic soda. We use hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process and DuPont supplies the caustic soda under our long-term conversion agreement.

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


Pulp Chemicals

     Sodium Chlorate. Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride. The primary raw materials for the production of sodium chlorate are electricity, salt, and water. Of these, electric power typically represents approximately 65% of the variable cost of production. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. Electric power is purchased by each of our pulp chemicals facilities pursuant to contracts with local electric utilities. On average, we believe that our electrical power costs at our pulp chemical facilities are competitive with other producers in the areas in which we operate. The current trend towards deregulation of electric power makes our future cost for electric power uncertain in the short term. We purchase most of the sodium chloride that we use in the manufacture of sodium chlorate under requirements contracts with major suppliers.

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

     Under an Acetic Acid Technology Agreement with BP Chemicals and BPCL, BPCL granted us a non-exclusive, irrevocable, and perpetual right and license to use acetic acid technology owned by BPCL and some of its affiliates at our Texas City facility, including any new acetic technology developed by BPCL at its acetic acid facilities in England during the term of such agreement or pursuant to the research and development program provided by BPCL under the terms of such agreement.

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


Pulp Chemicals

     We produce sodium chlorate using state-of-the-art metal cell technology. Our principal technology business is the design, sale, and technical service of custom-built patented chlorine dioxide generators. Our ERCO Systems Group is involved in the technical support of our sales and marketing group through joint calling efforts which define the scope of a project, as well as producing technical schedules and cost estimates.

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

     Historically, profitability of the petrochemicals industry has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. Our businesses are subject to changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions, either in the United States or worldwide, tend to reduce demand and put pressure on the margins for our products. Beginning in fiscal 1997, economic events in various Asian countries negatively impacted the demand growth for our products and, along with increases in supply, had a negative impact on sales volumes, prices, and margins. However, beginning in fiscal 2000, market conditions for our styrene, acrylonitrile, and sodium chlorate began to strengthen as a result of the previously discussed strong market demand, operating problems at some of our competitors, and generally low inventory levels. Spot prices for styrene peaked early in the third quarter of fiscal 2000 at approximately $0.48 per pound. However, the completion of several industry turnarounds early in the quarter, combined with decreased styrene purchases by customers and lower polystyrene operating rates, caused spot prices to decline during the fourth quarter of fiscal 2000. Spot prices have continued to be in the $0.25-$0.28 per pound range into the first quarter of fiscal 2001. Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, the export and domestic markets can be affected significantly by import laws and regulations. During fiscal 2000, our export sales were approximately 43% of our total revenues. It is not possible to predict accurately how changes in raw materials costs, market conditions, or other factors will affect future sales volumes, prices, and margins for our products.

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

     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. During fiscal 2000, we withdrew our membership in the American Chemistry Council as part of our ongoing assessment of trade association membership costs versus benefits. However, we continue to participate in the ACC's Responsible Care(R) initiatives as a part of our membership in several trade groups which are partner associations in the ACC in the United States and the Canadian Chemical Producers Association. Notwithstanding our efforts and beliefs, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance in all material respects with all applicable environmental and health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, and the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

     Our operating expenditures for environmental matters, mostly waste management and compliance, were approximately $31 million for fiscal 2000 and $30 million for fiscal 1999. We also spent approximately $1 million for environmentally related capital projects in fiscal 2000 and $6 million for these types of capital projects in fiscal 1999. In fiscal 2001, we anticipate spending approximately $4 million for capital projects related to waste management and environmental compliance. There are no capital expenditures related to remediation of environmental conditions projected for fiscal 2001.

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


Petrochemicals

     Air emissions from our Texas City facility and our acrylic fibers facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide. The

Texas Natural Resource Conservation Commission has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Our acrylic fibers facility is located in an area currently designated as being in attainment for ozone under the Clean Air Act. Our Texas City facility and our acrylic fibers facility are subject to the federal government's June 1997 National Ambient Air Quality Standards which lower the ozone and particulate matter threshold for attainment. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxide and particulate matter control costs, the amount and full impact of which cannot be determined at this time. In addition, the Texas Natural Resource Conservation Commission has proposed new regulations requiring significant reductions of nitrogen oxide and particulate matter which, if enacted, will apply to our Texas City facility. These proposed regulations are subject to the approval of the United States Environmental Protection Agency, which is expected to be granted by mid-2001. Under the current form of these proposed regulations, we would be required to reduce emissions of nitrogen oxide at our Texas City facility by more than 90%, which we estimate would require Chemicals to make between $30 million and $50 million in capital improvements at our Texas City facilities. The majority of these capital expenditures would be expected in fiscal 2002, 2003 and 2004. Under our production agreements with BP Chemicals, we would be able to recover a small portion of these costs from BP Chemicals. We are currently evaluating several alternative methods of reducing nitrogen oxide emissions at our Texas City facility that would require a lesser amount of capital expenditures; however, we cannot give any assurances that any alternative methods will be available to us or that, even if available, these alternative methods will reduce the amount of capital expenditures required to be made by a meaningful amount. In addition, some of these expenditures could result in a reduction in operating costs, however, there can be no assurances that we will be able to do so.

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

     A December 1994 Florida Department of Environmental Protection waiver for use of an onsite nonhazardous landfill applies to our acrylic fibers facility. This waiver was obtained in connection with Cytec's July 1994 petition for a rulemaking to avoid a January 1995 rule prohibiting disposal of industrial waste in other than a Class I landfill. Upon consummation of the acquisition of the acrylic fibers business, we succeeded to the rights of Cytec under that petition and waiver. In February of 2000, this issue was resolved when we received an Industrial Waste Permit from the Florida Department of Environmental Protection which allows us to continue to operate the landfill until February of 2005.

     A settlement agreement entered into by the Environmental Protection Agency, the Florida Department of Environmental Protection, and an environmental group may also potentially apply to our acrylic fibers facility. This settlement agreement imposes a no-migration standard for injection wells in underground drinking water zones without regard to actual risk considerations. We and several similarly situated companies have been contesting this settlement. An April of 1999 ruling by the United States Court of Appeals for the 11th Circuit may reduce the likelihood that the no-migration rule is enforceable, although we can give you no assurance in that regard. In the event that the no-migration rule becomes enforceable, we may incur material costs in redesigning our wastewater handling systems. However, in September of 2000, the Florida Department of Environmental Protection awarded us a five-year permit to operate the deepwell injection facilities at our acrylic fibers facilities. Under this permit, we were granted an "injection into an aquifer" exemption, subject to monitoring of groundwater. As a result, during the life of this permit, we would not be subject to this no-migration rule even if it became enforceable, assuming that this permit is not revised in any material way.


Pulp Chemicals

     Our pulp chemicals business is sensitive to potential environmental regulations. On November 14, 1997, the Environmental Protection Agency enacted regulations that support substitution of chlorine dioxide for elemental chlorine in paper pulp bleaching processes to reduce the amount of absorbable organic halides and other chlorine derivatives in bleach plant effluent. Chlorine dioxide is produced from sodium chlorate, which is one of our pulp chemicals products. Therefore, regulations restricting, but not completely banning, absorbable organic halides and other chlorine derivatives in bleach plant effluent have a favorable effect on our business.

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

     We acquired four of our Canadian pulp chemicals facilities from Tenneco Canada, Inc. in 1992 and our Saskatoon facility from Weyerhauser Canada Ltd. in 1997. Groundwater data obtained during the acquisition of the Tenneco facilities indicated elevated concentrations of certain chemicals in the soil and groundwater. Prior to completion of that acquisition, we conducted a focused baseline sampling of groundwater conditions beneath the facilities and confirmed that previous data. We have addressed or are addressing elevated soil or groundwater concentrations of chemicals that we have encountered from time to time at the facilities we acquired from Tenneco. We also reviewed air emissions sources during the acquisition of these facilities and considered all available dustfall and vegetation stress studies. This review indicated emission excursion episodes at specific locations in the scrubber systems at the Thunder Bay, Buckingham, and Vancouver facilities. The conditions at these three sites have been addressed and satisfactorily resolved. We believe that all of the facilities we acquired from Tenneco are otherwise in compliance in all material respects with all permit requirements under applicable provincial law. At our Saskatoon facility, remediation plans regarding ground water contamination from prior operations are under negotiation. Weyerhauser Canada Ltd. and Crown Treatment Corporation, who previously owned the facility, along with the Saskatchewan Environmental Resource Ministry and ourselves, are participants in the negotiations. Currently, our role is to coordinate the activities and the prior owners are expected to fund the remediation costs.

EMPLOYEES

     As of September 30, 2000, we had approximately 1,180 employees, including approximately 790 assigned to our petrochemicals operations and approximately 390 assigned to our pulp chemicals operations. Approximately 35% of our employees are covered by union agreements. The primary union agreement at our Texas City facility is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas, which covers all hourly employees at our Texas City facility. This agreement was renegotiated as of December 28, 1998, and will expire on May 1, 2002. Employees at our Vancouver facility are represented by the Pulp, Paper, and Woodworkers Union. The Vancouver labor agreement was renegotiated in November of 2000 and is subject to further renegotiations in November of 2003. Employees at our Buckingham facility are represented by either the Communications, Energy, and Paperworkers Union or an office and professional workers union. Both Buckingham labor agreements were renegotiated in November of 1999 and are subject to renegotiation in November of 2002. Approximately 81% of the employees at our Saskatoon facility are represented by the Communications, Energy, and Paperworkers of Canada. Our collective agreement with this union expires September 30, 2001. Although we believe our relationship with our employees is generally good, a strike by one or more of the unions representing our employees could have a material adverse effect on us.

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


ITEM 2. PROPERTIES

     Our Texas City facility is located approximately 45 miles south of Houston in Texas City, Texas, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. We have facilities to load our products in trucks, railcars, barges, and ocean-going vessels for shipment to customers. The site offers room for future expansion and includes a greenbelt around the northern edge of the plant site. We own or lease all of the real property which comprises our Texas City facility and all of the equipment and facilities located there, other than the sodium cyanide unit which is owned by DuPont, a cogeneration facility owned by a joint venture between us and Praxair Energy Resources, Inc., the partial oxidation unit which is owned by Praxair Hydrogen Supply, Inc., and the DSIDA plant which is owned by Monsanto. We also own storage facilities, approximately 100 rail cars, and an acetic acid barge in connection with our petrochemicals business.

     Our acrylic fibers facility is located on 1,100 acres near Pensacola in Santa Rosa County, Florida. We own all of the real property on which our acrylic fibers facility is situated and own or lease all of the facilities and equipment located there. We have recently entered into an agreement for the construction of a co-generation facility at our acrylic fibers facility that will be owned by Santa Rosa Energy LLC, an affiliate of Polsky Energy Corporation.

     Our pulp chemicals business includes five manufacturing facilities in Canada and our Valdosta, Georgia facility. We own the property on which our Buckingham, Quebec and Vancouver, British Columbia manufacturing facilities are located, with each site comprising approximately 20 acres. We also own the property on which our Saskatoon manufacturing facility is located, which consists of approximately 270 acres. We lease the property for our Thunder Bay, Ontario, and Grande Prairie, Alberta manufacturing facilities. Our Valdosta facility was constructed in conjunction with, and is leased from, the Valdosta-Lowndes County Industrial Authority. We also lease approximately 572 rail cars in connection with our pulp chemicals business. Headquarters for our pulp chemicals operations are located in Toronto, Ontario in an office building that we lease.

     We lease our principal executive offices, located in Houston, Texas.

     We believe our properties and equipment are sufficient to conduct our business.


ITEM 3. LEGAL PROCEEDINGS

Ammonia Release

     On May 8, 1994, an ammonia release occurred at our Texas City facility while a reactor in our acrylonitrile unit was being restarted after a shutdown for routine maintenance. Approximately 52 lawsuits and interventions involving approximately 6,000 plaintiffs were filed against us seeking an unspecified amount of money for alleged damages from the ammonia release. All claims related to this release have been resolved within the limits of our insurance coverage.

The following ammonia lawsuits were settled or dismissed after September 30, 1999:

     1. Otis Pointer Jr., individually and on behalf of all others similarly situated, v. Sterling Chemicals, Inc., Paul Saunders, and an unknown chemical operator; Cause No. 94CV0514; In the 56th Judicial District Court of Galveston County, Texas.

     2. Lilly Gordon, et al. v. Sterling Chemicals, Inc.; Cause No. 95-36592; In the 281st Judicial District Court of Harris County, Texas.

Nickel Carbonyl Release

     On July 30, 1997, as our methanol unit at our Texas City facility was being shut down for repair, nickel carbonyl was formed when carbon monoxide reacted with nickel catalyst in the unit's reformer. After isolating the nickel carbonyl within the methanol unit, we worked with the permission and guidance of the Texas Natural Resources Conservation Commission to destroy the nickel carbonyl by incineration on-site. Prior to its incineration, several of our employees and contractor employees may have been exposed to nickel carbonyl in the methanol unit. Two lawsuits and two interventions involving approximately 306 plaintiffs were filed against us seeking an unspecified amount for alleged damages from the nickel carbonyl release. These lawsuits and interventions have either been dismissed or settled within the limits of our insurance coverage.

     The following nickel carbonyl lawsuits were settled or dismissed after September 30, 1999:

     1. Kurt Bodenshot, et al. v. Sterling Chemicals, Inc.; Cause No. 97CV0966; In the 212th Judicial District Court of Galveston County, Texas.

     2. Alonjo Ayala, et al. v. Sterling Chemicals Holdings, Inc. and Sterling Chemicals, Inc.; Cause No. 99CV0759; In the 56th Judicial District of Galveston County, Texas.

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

     The following ethylbenzene lawsuits are outstanding:

     1. Zabrina Alexander, et al. v. Sterling Chemicals Holdings, Inc., et al.; Cause No. 00CV0217; In the 10th Judicial District Court of Galveston County, Texas;

     2. James Allen, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 200015823; In the 152nd Judicial District Court of Harris County, Texas

     3. Bobbie Adams, et al. v. Sterling Chemicals International, Inc., et al.; Cause No. 00CV0311; In the 212th Judicial District Court of Galveston County, Texas;

     4. Nettie Allen, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 00CV0304; In the 10th Judicial District Court of Galveston County, Texas.

     5. Climon Davis, et al. v. Sterling Chemicals, Inc.; Cause No. 00CV 0343; In the 212th Judicial District Court of Galveston County, Texas

     6. Ida Goldman, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 00CV0338; In the 56th Judicial District Court of Galveston County, Texas;

     7. Joe L. Kimble, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 00CV0333; In the 56th Judicial District Court of Galveston, County, Texas;

     8. Clyde Shade v. Sterling Chemicals, Inc., et al.; Cause No. 00CV0328; In the 10th Judicial District Court of Galveston County, Texas; and

     9. Olivia Ellis v. Sterling Chemicals, Inc.; Cause No. JC7096; In Justice Court No. 5 of Galveston County, Texas.

These lawsuits involve 1,292 plaintiffs/intervenors who seek an unspecified amount for damages. We believe that substantially all of our future out-of-pocket costs and expenses, including settlement payments and judgments, relating to these lawsuits will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on us, although we cannot give any assurances to that effect.

Other Claims

     We are subject to various other claims and legal actions that arise in the ordinary course of our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for our common stock, par value $.01 per share, although our common stock is traded on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "STXX." The following table sets forth the high and low bid information of our common stock as reported on the OTC Electronic Bulletin Board for the fiscal years ended September 30, 2000 and 1999.


                 First          Second               Third            Fourth
                Quarter         Quarter             Quarter           Quarter
                -------         -------             -------           -------
2000   High       $5 3/4         $7 1/8             $6 1/4             $3 1/2
       Low        $3 1/2         $4                 $2 5/8             $1 3/8

1999   High       $7             $7 1/4             $ 7                $5 3/4
       Low        $4             $3 1/2             $ 5                $2 5/8


     As of December 4, 2000, there were approximately 503 record holders of our common stock.

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

                                                                             YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------------------------------------------
                                                    2000            1999            1998              1997(1)            1996(2)
                                                ------------    ------------    ------------       ------------       ------------
OPERATING DATA:                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues                                     $  1,078,351    $    720,752    $    822,590       $    908,787       $    790,465

   Gross profit                                      140,891          38,158          77,267             85,522            102,168

   Net income (loss) attributable to
   common stockholders(3)                            (89,960)       (112,712)        (48,579)           (28,965)            31,604

   Net cash provided by (used in)
   operating activities                               48,133         (13,890)         45,884             47,314             63,601

   Net cash used in investing activities             (28,797)        (25,957)        (26,622)          (196,351)           (95,957)

   Net cash provided by (used in)
   financing activities                              (26,443)         43,274         (15,238)           151,610              7,190

   EBITDA(4)                                         159,474          54,134          88,753            107,318            121,200

PER SHARE DATA:

   Net income (loss) per common share                  (7.13)          (8.94)          (3.99)             (2.58)              0.62

   Cash dividends                                         --              --              --                 --                 --

BALANCE SHEET DATA:

   Working capital                              $     83,505    $     91,399    $     91,910       $    120,104       $     76,933

   Total assets                                      710,212         775,099         765,956            878,971            689,684

   Long-term debt (excluding current
   maturities)                                       961,570         964,555         873,616            876,281            714,632

   Redeemable preferred stock                         23,928          20,932          18,249             15,793                 --

   Stockholders' equity
   (deficiency in assets)                           (547,722)       (455,387)       (348,179)          (288,528)          (272,439)


     (1) During fiscal 1997, we acquired our acrylic fibers facility and our Saskatoon facility.

     (2) In August of 1996 we recapitalized.

     (3) During fiscal 2000, we recorded pre-tax charges of $2 million for costs associated with workforce reductions and a $60 million non-cash charge related to the write down of our acrylic fibers production assets. During fiscal 1999, we recorded pre-tax charges of $4 million for costs associated with workforce reductions, $7 million non-cash charge related to early retirement programs and benefit changes, and a $26 million non-cash charge related to the write down of our methanol production assets. During fiscal 1998, we recorded a pre-tax charge of $6 million for costs associated with workforce reductions.

     (4) EBITDA (earnings before interest, taxes, depreciation, amortization, stock appreciation rights ("SARs"), certain merger-related expenses, impairment of assets, and certain non-cash charges related to an early retirement program and benefit changes) is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. It is not intended as an alternative measure of performance to net income (loss). Because EBITDA excludes some, but not all, items that affect net income (loss) and may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies. SARs expense was $8,540,000 for the fiscal year ended September 30, 1996. Certain merger-related expenses were $3,633,000 for the year ended September 30, 1996. Certain non-cash charges related to an early retirement program and benefit changes were $6,781,000 for the year ended September 30, 1999. Non-cash charges related to the write-down of our production assets were $60,000,000 for acrylic fibers in the fiscal year ended September 30, 2000 and $26,368,000 for methanol in the fiscal year ended September 30, 1999.

SELECTED FINANCIAL DATA FOR CHEMICALS

     The following table sets forth selected financial data with respect to Chemicals' consolidated financial condition and consolidated results of operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Chemicals' Consolidated Financial Statements and related notes in Item 8 of this Form 10-K. All issued and outstanding shares of Chemicals are held by Holdings and, accordingly, per share data is not presented.

                                                                                                          PERIOD FROM
                                                                                                          MAY 14, 1996
                                                                                                            (DATE OF
                                                           YEAR ENDED SEPTEMBER 30,                       INCEPTION) TO
                                        -----------------------------------------------------------       SEPTEMBER 30,
                                            2000           1999           1998             1997(1)          1996(2)
                                        ------------   ------------   ------------      ------------      ------------
OPERATING DATA:                                                  (Dollars in Thousands)
   Revenues                             $  1,078,351   $    720,752   $    822,590      $    908,787      $     83,410
   Gross profit                              140,891         38,158         77,267            85,522            (1,659)

   Net income (loss)                         (63,847)       (94,722)       (33,669)          (14,851)              174


BALANCE SHEET DATA:
   Working capital                      $     84,587   $     92,927   $     91,997      $    119,829      $     77,299
   Total assets                              677,143        752,106        762,503           875,317           685,451

   Long-term debt
     (excluding current maturities)          791,684        816,927        745,709           768,870           619,875

   Stockholder's equity
     (deficiency in assets)                 (377,790)      (309,590)      (220,445)         (175,587)         (184,302)


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

     Styrene prices are cyclical and sensitive to overall supply relative to demand and the level of general business activity. Following a period of strong demand growth and high utilization rates in 1994 through 1996, several major producers announced new capacity increases in 1997 and 1998, particularly in the Far East. At the time of this announced new capacity, there was a general slowdown in the economic growth rate in the Far East, prompting customers to begin utilizing their available inventories and decrease purchases of additional product. As a result, our average styrene prices declined from fiscal 1997 through fiscal 1999, as the previously announced new capacity came on line at the same time that economic events in various Asian countries significantly reduced demand growth for styrene. Beginning in the first quarter of fiscal 2000, styrene prices increased significantly due to the strong market demand, rising raw material costs, operating problems experienced at several of our competitors, and generally low inventory levels. The average prices we received for our styrene increased approximately 78% from fiscal 1999 to fiscal 2000. However, styrene spot selling prices, as reported by Chemical Market Associates, Inc. ("CMAI"), a chemical industry consultant, decreased from a high of $0.48 per pound in April of 2000 to a low of $0.31 per pound in September of 2000, while at the same time margins were further reduced due to higher benzene and energy costs. Currently, CMAI is reporting styrene spot prices in the $0.25 to $0.28 per pound range. We cannot predict future increases or decreases in styrene prices and margins.

     The acrylonitrile market exhibits characteristics in capacity utilization, selling prices, and profit margins similar to those of styrene. Moreover, as a result of our high percentage of export acrylonitrile sales, demand for our acrylonitrile is significantly influenced by export customers, particularly those that supply acrylic fibers to China. During 1995, strong demand for acrylic fibers and ABS resins, particularly in China, increased demand for acrylonitrile resulting in high prices and margins. Acrylonitrile demand began to weaken in late 1995 for the same reasons that caused the deterioration in the styrene market. Increased acrylonitrile capacity, primarily in Asia, and weakened demand growth in Asian markets resulted in lower acrylonitrile prices and margins beginning in fiscal 1996 and continuing through fiscal 1999. Global production capacity for acrylonitrile is estimated at over 13 billion pounds, including approximately two billion pounds which was added by competitors between 1997 and 2000. The average acrylonitrile sales prices we received declined by approximately 3% from fiscal 1996 to fiscal 1997, approximately 29% from fiscal 1997 to fiscal 1998, and approximately 32% from fiscal 1998 to fiscal 1999. Beginning in early fiscal 2000, acrylonitrile prices increased significantly due to strong market demand, rising raw material costs, operating problems experienced at several of our competitors, and generally low inventory levels. The average prices we received for our acrylonitrile increased approximately 122% from fiscal 1999 to fiscal 2000. However, we were not able to fully capitalize on this opportunity as a result of planned shut downs related to the construction of the DSIDA plant, and several plant operating problems, and higher raw materials and energy costs. We cannot predict future increases or decreases in acrylonitrile prices and margins.

     The sodium chlorate market has also historically experienced cycles in capacity utilization, selling prices, and profit margins. Since the mid-1980s, North American demand for sodium chlorate has grown at an average annual rate of approximately 9% as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine in bleaching applications. During fiscal 1998 and fiscal 1999, demand for sodium chlorate did not increase at historical rates as a result of weak market conditions and lower operating rates in the pulp and paper industry. In addition, new production capacity was added while implementation of the Cluster Rules was delayed. Our average sodium chlorate prices decreased by approximately 5% from fiscal 1996 to fiscal 1997, approximately 7% from fiscal 1997 to fiscal 1998, and approximately 8% from fiscal 1998 to fiscal 1999. However, during fiscal 2000, sodium chlorate prices increased due to increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills. Our sodium chlorate prices increased by approximately 4% from fiscal 1999 to fiscal 2000. Mandatory compliance with the Cluster Rules in the United States beginning in 2001 should continue to impact demand for sodium chlorate in 2001. However, approximately 110,000 metric tons of new capacity of sodium chlorate is expected in calendar year 2002 in North America. We cannot predict future increases or decreases in sodium chlorate prices and margins.

     We market substantial volumes of petrochemicals and generate substantial revenues under our conversion and long-term agreements. The approximate percentages of our total petrochemicals sales volumes and revenues from our conversion and long-term agreements in the last three fiscal years are shown in the following table:

                                                   2000    1999    1998
                                                   ----    ----    ----
            Percentage of total sales volumes.....  66%     56%     52%
            Percentage of total revenues..........  33%     41%     38%

Under our conversion agreements, the customer furnishes some or all of the raw materials, which we process into other petrochemicals in exchange for a fee designed to cover our fixed and variable costs of production. These conversion agreements help us to maintain lower levels of working capital and, in some cases, to gain access to certain improvements in manufacturing process technology. We believe that our petrochemicals conversion agreements help us to:

     o    optimize capacity utilization rates;

     o    lower our selling, general, and administrative expenses;

     o    reduce our working capital requirements; and

     o insulate our operations to some extent from the effects of declining markets and changes in raw materials prices.

LIQUIDITY AND CAPITAL RESOURCES

Long-Term Debt

     As of September 30, 2000, our long-term debt, including current maturities, totaled approximately $964 million and consisted of:

     o    Chemicals' two secured revolving credit facilities;

     o two secured term loans under a credit facility at our Saskatoon subsidiary;

     o Chemicals' 11 1/4% Senior Subordinated Notes due 2007, 11 3/4% Senior Subordinated Notes due 2006, and 12 3/8% Senior Secured Notes due 2006; and

     o    Holdings' 13 1/2% Senior Secured Discount Notes due 2008.

     On July 23, 1999, Chemicals completed a refinancing of all senior debt outstanding under its old senior credit facility by issuing its 12 3/8% Notes, establishing a revolving credit facility secured by its and some of its subsidiaries' fixed assets and certain other assets, and establishing an additional revolving credit facility secured by its and some of its subsidiaries' working capital. The two revolving credit facilities provide Chemicals an aggregate borrowing capacity of $155 million. All indebtedness under the old senior credit facility was repaid and the old senior credit facility was terminated upon consummation of the refinancing. The refinancing increased Chemicals' liquidity by eliminating near-term debt amortization and financial covenants associated with the old senior credit facility, as well as by increasing revolving credit availability. Although no assurances can be given, we believe the additional liquidity provided by the refinancing, when combined with cash flows from operations and other sources of available capital, will be sufficient to enable us to operate through current and expected market conditions for our primary petrochemicals products through fiscal 2001. This belief is largely based upon assumptions regarding the condition of the markets of our primary products over the next several years, which assumptions are based in part on published reports of industry experts as well as our own internal forecasts. If these assumptions prove to be incorrect there is a strong possibility that we would be unable to fund our operations and meet our debt service requirements over an extended period. Additional information regarding our liquidity, both short-term and long-term, appear below in "Certain Known Events, Trends, Uncertainties, and Risk Factors."

     The 12 3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of that subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of that subsidiary. However, the 12 3/8% Notes, and each subsidiary's guarantee, is subordinated to the extent of the collateral securing our secured revolving credit facilities. The 12 3/8% Notes and the subsidiary guarantees are secured by:

     o a second priority lien on all of our United States production facilities and related assets;

     o a second priority pledge of all of the capital stock of each subsidiary guarantor; and

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

     Available credit under the current assets revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42,500,000. In addition, the borrowing base for the current assets revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times. Available credit under the fixed assets revolver is not subject to a borrowing base.

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

     The indentures governing the 12 3/8% Notes, the 11 1/4% Notes, and the
11 3/4% Notes and the credit agreement contain provisions which restrict the payment of advances, loans, and dividends from Chemicals to Holdings. The most restrictive of these covenants limits those payments during fiscal 2001 to approximately $2.0 million, plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement.

     At September 30, 2000, the total credit available under the secured revolving credit facilities was $155 million, and approximately $37 million was drawn under the fixed assets revolver. Therefore, at September 30, 2000, Chemicals had additional borrowing capacity of approximately $118 million.

     Dividend restrictions in the indentures governing the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes allow Chemicals to pay dividends to Holdings in connection with required interest payments on the 13 1/2% Notes only if the ratio of the consolidated EBITDA of Chemicals and certain of its subsidiaries to their interest expense is 2.0 to 1.0 or greater, on a trailing four quarter basis. Holdings currently has no viable sources of funds to make interest payments on the 13 1/2% Notes other than the sale or monetization of our investment in unrestricted subsidiaries and dividends from Chemicals. Holdings must make the first cash interest payment on the 13 1/2% Notes on February 15, 2002. For the four quarters ended September 30, 2000, the consolidated EBITDA coverage ratio under these indentures was 1.5 to 1.0, significantly below the required ratio. Based upon our anticipated consolidated interest expense for the four quarter period ending December 31, 2001, Chemicals and its subsidiaries (excluding our subsidiary that conducts operations in Saskatoon) would need to generate approximately $190 million in consolidated EBITDA during such four quarter period in order to pay a dividend to Holdings to make the required cash interest payment on February 15, 2002. While there is a possibility that Chemicals could generate sufficient EBITDA to pay dividends to Holdings for the purpose of paying one or more of the initial interest payments on the 13 1/2% Notes, we can give no assurances to that effect. Moreover, we believe that it is unlikely that Chemicals will generate sufficient EBITDA to pay dividends to Holdings every time an interest payment becomes due on the 13 1/2% Notes through their maturity in 2008. The permissible methods for reducing the risk of a cash interest payment default on the 13 1/2% Notes are limited in scope and amount and no assurances can be given that any permissible method will be available or sufficient. We are currently exploring all permissible methods for improving our liquidity, including the possible sale or monetization of our investment in our unrestricted subsidiaries.

     On September 8, 2000, we announced the engagement of Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse First Boston) as financial advisor to assist us in identifying and evaluating possible methods of restructuring or refinancing our 13 1/2% Notes. CSFB has had preliminary discussions with some of the larger holders of our 13 1/2% Notes regarding a possible restructuring of those Notes. However, we cannot predict whether such discussions will lead to any restructuring of our 13 1/2% Notes.

     If Holdings fails to make a required interest payment on the 13 1/2% Notes, the holders would have certain remedies available to them under the indenture, including the option of accelerating the maturity of the 13 1/2% Notes. A default under the 13 1/2% Notes will not, in and of itself, cause a default under the indentures for 12 3/8% Notes, the 11 3/4% Notes or the 11 1/4% Notes. However, a default under the 13 1/2% Notes will cause a default under the credit agreement, giving the lenders under the credit agreement the option of accelerating the indebtedness under the credit agreement and terminating all commitments to lend under the credit agreement. If the indebtedness under the credit agreement is accelerated, a default will occur under the indentures for the 12 3/8% Notes, the 11 3/4% Notes or the 11 1/4% Notes. Consequently, whether a default under the 13 1/2% Notes indenture results in a default under the indentures for the 12 3/8% Notes, the 11 3/4% Notes, or the 11 1/4% Notes depends on the actions of the lenders under the credit agreement. If the lenders under the credit agreement do not accelerate the indebtedness under the credit agreement, the default under the 13 1/2% Notes indenture will have no effect under the credit agreement or the indentures for the 12 3/8% Notes, the 11 3/4% Notes, or the 11 1/4% Notes. We cannot predict what actions (if any) any of our lenders or noteholders would take following a default under the 13 1/2% Notes. For additional possible implications of a default under the 13 1/2% Notes see "Certain Known Events, Trends, Uncertainties, and Risk Factors."

Standby Equity Commitments

     In December of 1998, we entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs, and Koch Capital Services, Inc. Pursuant to the terms of the Standby Purchase Agreements, the purchasers committed to purchase up to 2.5 million shares of our common stock, at a price of $6.00 per share, if, as, and when requested by us at any time or from time to time prior to December 15, 2001. Under each of the Standby Purchase Agreements, we may only require the purchasers to purchase these shares if we believe that such capital is necessary to maintain, reestablish, or enhance Chemicals' borrowing ability under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the purchasers to enter into the Standby Purchase Agreements, we issued warrants to purchase an aggregate of 300,000 shares of our common stock to the purchasers at an exercise price of $6.00 per share. Under the Standby Purchase Agreements, we are obligated to issue additional warrants to purchase up to 300,000 additional shares of our common stock to the purchasers if, as, and when they purchase shares of our common stock under the Standby Purchase Agreements. We do not believe that the Standby Purchase Agreements would provide any meaningful assistance in resolving issues presented by the conversion of our 13 1/2% Notes to cash interest in early 2002.

Saskatoon Facility

     In July of 1997, Sterling Pulp Chemicals (Sask) Ltd., our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions. The indebtedness under the Saskatoon credit agreement is secured by substantially all of the assets of this subsidiary, including the Saskatoon facility. The Saskatoon credit agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility. A prepayment in the amount of approximately Cdn. $7.1 million was made in September of 2000 pursuant to this obligation.

     The Saskatoon credit agreement provides a revolving credit facility of Cdn. $8 million to be used by our Saskatoon subsidiary solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of September 30, 2000. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet our Saskatoon subsidiary's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

     Because of restrictions in the Saskatoon credit agreement, we will generally not have access to the cash flows of our Saskatoon subsidiary. In addition, because of its designation as an "Unrestricted Subsidiary" under our credit agreement and the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes, our Saskatoon subsidiary's results are not considered in determining compliance with the covenants contained therein.

     The Saskatoon credit agreement contains provisions which restrict the payment of advances, loans, and dividends from our Saskatoon subsidiary to us or Chemicals. The most restrictive of these covenants limits such payments during fiscal 2001 to approximately $1 million, plus any amounts due to us from our Saskatoon subsidiary under the intercompany tax sharing agreement.

Working Capital

     Working capital at September 30, 2000 was $84 million, a decrease of $7 million from September 30, 1999. This increase was the result of the following changes:

           Current Assets                       Current Liabilities
           --------------                       -------------------
            (In Millions)                          (In Millions)
Cash and cash equivalents    $  (7)   Accounts payable                 $ (11)
Accounts receivable             19    Accrued liabilities                (11)
Inventory                       13    Current portion long-term debt       2
                                                                       -----
Prepaid expenses                (4)                                    $ (20)
Deferred income tax benefit     (8)
                             -----
                             $ (13)


(  ) - Decrease in assets, increase in liabilities

Cash Flow

     Net cash provided by our operations was $48 million in fiscal 2000, an increase of $62 million from the net cash used in our operations in fiscal 1999. This increase in net cash resulted primarily from a decrease in net losses between fiscal 2000 and fiscal 1999. Net cash flow used in our investing activities was $29 million in fiscal 2000 compared to $26 million in fiscal 1999. Net cash flow used in our financing activities was $26 million in fiscal 2000 compared to net cash flows provided by our financing activities of $43 million in fiscal 1999. This decrease in cash provided by financing activities was primarily due to the decrease in borrowings under our secured revolving credit facilities and principal payments on the term portion of the Saskatoon credit facility.

Capital Expenditures

     Our capital expenditures were $29 million in fiscal 2000, $30 million in fiscal 1999, and $27 million in fiscal 1998. Our capital expenditures in fiscal 2000 were primarily related to the DSIDA project, a water disposal project, and routine safety, environmental, and replacement capital. Our capital expenditures in fiscal 1999 were primarily related to the acetic acid expansion, our project to reduce the levels of phenylacetylene, or "PA," in the styrene produced at our Texas City facility, and routine safety, environmental, and replacement capital. Our fiscal 1998 capital expenditures were primarily related to routine safety, environmental, and replacement capital.

     Capital expenditures are expected to be approximately $35 to $40 million in fiscal 2001, with about $25 to $28 million dedicated to our petrochemicals business and $10 to $12 million dedicated to our pulp chemicals business. These capital expenditures will primarily be for process enhancements for styrene and routine safety, environmental, and replacement capital.

     Our capital expenditures for environmentally-related prevention, containment, and process improvements were $1 million and $6 million for fiscal 2000 and fiscal 1999, respectively. We anticipate spending approximately $4 million on these types of expenditures during fiscal 2001. During fiscal 2000 and fiscal 1999, we did not incur any other infrequent or non-recurring material environmental expenditures which were required under existing environmental regulations. See "Certain Known Events, Trends, Uncertainties, and Risk Factors."

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted these statements as of October 1, 2000. The transition adjustment related to the adoption of these statements was not material.

CERTAIN KNOWN EVENTS, TRENDS, UNCERTAINTIES, AND RISK FACTORS

     The amount of our outstanding indebtedness is substantial and may limit our ability to fund future working capital needs and increase our exposure during adverse economic conditions. Additionally, our debt level could prevent us from fulfilling our obligations under our indebtedness.

     Our substantial indebtedness of $964 million and deficiency in assets of $548 million at September 30, 2000 could have important negative consequences. For example, it could:

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

     The covenants in our indentures and credit agreement restrict our ability to:

     o    incur indebtedness;

     o    pay dividends and make other restricted payments or investments;

     o    sell assets;

     o    make capital expenditures;

     o    engage in certain mergers and acquisitions; and

     o    refinance existing indebtedness.

Despite current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks described above.

     The terms of the agreements governing our indebtedness restrict but do not prohibit us from incurring more debt. As of September 30, 2000, Chemicals had additional borrowing capacity under its secured revolving credit facilities of up to approximately $118 million. If new debt is added to our current debt levels, the related risks that we now face could increase.


Factors beyond our control may impact our ability to meet our debt service requirements.

     Our ability to meet our debt service requirements will depend on our future performance, which in turn is dependent upon conditions in the global markets for our products, the global economy generally, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to Chemicals under its secured revolving credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our various lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

Chemicals may be unable to pay dividends to Holdings, which may prevent Holdings from fulfilling its obligations under its 13 1/2% Notes and may lead to a default under our debt instruments or a change in control.

     The dividend restrictions in the indentures governing the 12 3/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes allow Chemicals to pay dividends to Holdings in connection with the required interest payments on the 13 1/2% Notes only if the ratio of the consolidated EBITDA of Chemicals and certain of its subsidiaries to their interest expense is 2.0 to 1.0 or greater, on a trailing four quarter basis, after giving pro-forma effect to the dividend. Holdings currently has no source of funds to make interest payments on the 13 1/2% Notes other than dividends from Chemicals and must make the first cash interest payment on the 13 1/2% Notes on February 15, 2002. For the four quarters ended September 30, 2000, the consolidated EBITDA coverage ratio under these indentures was 1.5 to 1.0, significantly below the required ratio. Based on our anticipated consolidated interest expense for the four-quarter period ending December 31, 2001, Chemicals and its subsidiaries (excluding our subsidiary that conducts operations in Saskatoon) would need to generate approximately $190 million in consolidated EBITDA during that four-quarter period in order to pay a dividend to Holdings to make the required cash interest payment on February 15, 2002. While there is a possibility that Chemicals could generate sufficient EBITDA to pay dividends to Holdings for the purpose of paying one or more of the initial interest payments on the 13 1/2% Notes, we can give no assurances to that effect. Moreover, we believe that it is unlikely that Chemicals will generate sufficient EBITDA to pay dividends to Holdings every time an interest payment becomes due on the 13 1/2% Notes through their maturity in 2008. In the event that the consolidated EBITDA coverage ratio is insufficient to make the required dividends, we would need to pursue other permissible methods of distributing cash to or otherwise acquiring cash for Holdings. However, the number of permissible methods of distributing cash to or acquiring cash for Holdings, or otherwise reducing the risk of a cash interest payment default on the 13 1/2% Notes, are limited in scope and amount and no assurances can be given that any such permissible method will be available or sufficient.

     If Holdings fails to make a required interest payment on the 13 1/2% Notes, the holders would have certain remedies available to them under the indenture for the 13 1/2% Notes, including the option of accelerating the maturity of the 13 1/2% Notes. A default under the 13 1/2% Notes will not, in and of itself, cause a default under the indentures for the 12 3/8% Notes, the 11 3/4% Notes, or the 11 1/4% Notes. However, a default under the 13 1/2% Notes will cause a default under Chemicals' credit agreement, giving the lenders under our credit agreement the option of accelerating the indebtedness under Chemicals' credit agreement and terminating all commitments to make additional loans. If the indebtedness under Chemicals' credit agreement is accelerated, a default will occur under the indentures for the 12 3/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes. Consequently, whether a default under the indenture for the 13 1/2% Notes by itself will result in a default under the indentures for the 12 3/8% Notes, the 11 3/4% Notes, or the 11 1/4% Notes depends on the actions of the lenders under Chemicals' credit agreement. We cannot predict what actions (if any) any of our lenders or noteholders would take following a default under the 13 1/2% Notes. In addition, the exercise of certain remedies available to the holders of the 13 1/2% Notes or the lenders under Chemicals' credit agreement following a failure to pay cash interest on the 13 1/2% Notes could result in a change of control under Chemicals' credit agreement and each of our indentures and defaults under each of those documents.


We may be unable to repurchase our notes upon a change of control, and a change of control may trigger defaults under our debt instruments.

     All of the capital stock of Chemicals is pledged to secure the 13 1/2% Notes and Chemicals' fixed assets revolver. An event of default under the indenture for the 13 1/2% Notes or our fixed assets revolver may prompt those lenders to foreclose upon Chemicals' stock. Among other things, that foreclosure would likely constitute a change of control under Chemicals' credit agreement and the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes, and the 11 1/4% Notes. Upon the occurrence of this type of change of control, Holdings and Chemicals are required under Chemicals' indentures to offer to repurchase all of their respective notes. It is possible that we will not have sufficient funds at the time of a change of control to make the required repurchases, which would result in a default under Chemicals' indentures and Chemicals' credit agreement. In addition, a change of control under our indentures will result in a default under Chemicals' credit agreement, and other provisions of Chemicals' credit agreement prohibit Chemicals from repurchasing any of its notes in connection with a change of control, meaning that, in the absence of amendments to or waivers under Chemicals' credit agreement, Chemicals could not purchase any of its notes without violating the terms of its credit agreement. As a result, complying with the terms of Chemicals' credit agreement could result in its failure to purchase its notes tendered under the offer to repurchase, which would cause a default under each of our indentures. On the other hand, if Chemicals purchased any of its notes in violation of the prohibition contained in Chemicals' credit agreement, a default would occur under Chemicals' credit agreement which, in turn, would result in a default under each of our indentures. Some important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control event and would not trigger the required offer to repurchase under our indentures.


The industries in which we participate are cyclical and depressed market conditions for our major products can negatively affect our business and make it difficult for us to repay our debts.

     Demand for our petrochemicals and pulp products are cyclical and are influenced by, among other things, the health of the global economy and changes in overall supply relative to demand. An economic slowdown or a prolonged downturn in our petrochemicals markets will impact both the sales volumes and sales prices of our products and could have a material adverse effect on our financial results. As prices decline, our profit margins generally decrease, which adversely affects our business and our ability to pay interest and principal on our indebtedness. Large global capacity additions of styrene and acrylonitrile were completed between 1997 and 2000. For styrene, approximately eight billion pounds of net new capacity was added and, for acrylonitrile, approximately two billion pounds of net new capacity was added. Further capacity additions for both styrene and acrylonitrile are planned in fiscal 2001 and later years. Further, reduced operating rates at pulp mills have reduced the rate of growth in demand for our pulp chemicals products and services. The resulting impact on prices and margins negatively impacted our results in fiscal 1997, 1998, and 1999, and could negatively impact our results in the future. Although during the first half of fiscal 2000 there was some improvements in the markets for styrene, these positive conditions have since deteriorated and we can give no assurances whether conditions will improve or worsen in the future. If the markets for our primary products do not improve significantly, we may be unable to fulfill our obligations to repay the principal on our indebtedness when that indebtedness matures. We may need to refinance all or a portion of our indebtedness on or before maturity, but we may be unable to do so on commercially reasonable terms or at all. If market conditions for our products decline significantly from current levels, we may be unable to make scheduled interest payments on our indebtedness.


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


Our business may be adversely affected by deregulation of electric power or if we are unable to obtain raw materials and energy resources from third-party suppliers at reasonable prices or on acceptable terms.

     For most of our products, the combined cost of raw materials and energy resources, including utilities in the case of pulp chemicals, is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices and on acceptable terms is critical to the success of our business. If we are unable to obtain raw materials at reasonable prices and on acceptable terms, our results of operations would be negatively impacted by an increase in our costs or a decrease in our capacity or both. Most of the raw materials we use are supplied by others, and many of them are subject to wide price fluctuations for a variety of reasons beyond our control. For example, changes in the availability of these products may result from major capacity additions or significant facility operating problems. The current trend towards deregulation of electric power makes our future cost for electric power uncertain. Electricity is the largest cost of manufacturing sodium chlorate. In addition, natural gas is a significant cost of production for some of our petrochemicals and pulp chemicals, as well as for our suppliers of raw materials. The recent significant increase in natural gas prices has increased our total costs of production, and we may not be able to recover this increase in costs through higher selling prices. We do not currently hedge against changes in natural gas prices. We can give no assurances that we will continue to be able to secure adequate supplies of electric power or any of our raw materials or energy resources at reasonable prices or on acceptable terms.


Our industry is subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

     Our operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations, and permit requirements. This regulation, and the potential for further expanded regulation, may increase our costs and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and thereby negatively affect our business. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of our products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal, and other waste handling practices and equipment. For these reasons, we are uncertain as to the amount of our future environmental expenditures and liabilities. The Texas Natural Resource Conservation Commission has proposed new regulations requiring significant reductions of nitrogen oxide and particulate matter which, if enacted, will apply to our Texas City facility. These proposed regulations are subject to the approval of the United States Environmental Protection Agency, which is expected to be granted in late December of 2000 or early in 2001. Under the current form of these proposed regulations, we would be required to reduce emissions of nitrogen oxide at our Texas City facility by more than 90%. Based on the current form of these proposed regulations, we estimate that we will be required to make between $30 million and $50 million in capital improvements at our Texas City facilities, with the vast majority of these capital expenditures being required in fiscal 2002, 2003, and 2004.


The regulatory outlook for our pulp chemicals business is uncertain.

     Our pulp chemicals business is sensitive to environmental regulations. Regulations restricting, but not completely banning, absorbable organic halides and other chlorine derivatives in bleach plant effluent have a favorable effect on our pulp chemicals business. Conversely, any significant ban on all chlorine-containing compounds in the pulp bleaching process could have a material adverse effect on our financial condition and results of operations. British Columbia has adopted regulations that require the elimination of the use of all chlorine products, including chlorine dioxide, in the pulp bleaching process by the year 2002, although the pulp and paper industry is working to change this regulation.


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

     All of the petrochemicals we manufacture, including all of our styrene, acrylonitrile, and acetic acid, are produced at our Texas City facility. Significant unscheduled downtime at our Texas City facility could have a material adverse affect on our results. Downtime can occur for a variety of reasons, including equipment breakdowns, interruptions in the supply of raw materials, power failures, natural forces, or other normal hazards associated with the production of petrochemicals. Although we maintain business interruption insurance, we cannot guarantee that a significant interruption in the operation of our Texas City facility would be covered by this insurance or would not otherwise have a material adverse effect on us.

We may have difficulty forming strategic joint ventures.

     An element of our long-term business strategy is to pursue attractive strategic joint ventures. However, restrictions under our indentures and credit agreement limit our ability to do so, such as restrictions on our ability to sell assets, incur indebtedness, create liens, and make investments and other restricted payments.


We depend upon our long-term contracts and significant customers.

     We sell significant portions of our acrylonitrile and styrene production and all of our acetic acid, methanol and plasticizers production under long-term contracts. These contracts are intended to provide stability in the event that the demand for or prices of these products decline significantly, but also limit our ability to take full advantage of attractive market conditions during periods of higher prices for these products. During fiscal 2000, a significant portion of the production from our Texas City facility was dedicated to multi-year contracts with Solutia, Bayer, BP Chemicals, and BASF. If the markets for these products are depressed, the loss of one or more of these customers or a material reduction in the amount of product purchased by one or more of them could have a material adverse effect on us. Solutia is building an acrylonitrile manufacturing facility in Chocolate Bayou, Texas and, in anticipation of the completion of this facility, terminated its acrylonitrile purchase agreement with us effective September 1, 2000. In addition, our styrene conversion agreement with Bayer expires on December 31, 2000. We do not believe the termination of these contracts will have a material adverse effect on us, although we can give no assurance to that effect.


We face risks related to our foreign operations that may negatively affect our business.

     Approximately 16% of our fiscal 2000 revenues were derived from our Canadian-based pulp chemicals business and approximately 43% were derived from export sales of our products. Our international operations and exports to foreign markets make us subject to a number of special risks such as:

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


Labor Relations

     Approximately 35% of our employees are covered under various union contracts. Approximately 20% of our employees are covered by one union contract at our Texas City facility which expires on May 1, 2002. Approximately 7% of our employees are covered by one union contract at our Saskatoon facility which expires in September 30, 2001.

     Although we believe our relationship with our employees is generally good, a strike by one or more of the unions representing our employees could have a material adverse effect on our financial condition, results of operations, or cash flows.

RESULTS OF OPERATIONS

     The following table sets forth revenues, gross profit, and operating income
(loss) for our segments for the years ended September 30, 2000, 1999, and 1998.

                                             YEAR ENDED SEPTEMBER 30,
                                     ------------------------------------------
                                         2000           1999           1998
                                     ------------   ------------   ------------
                                               (Dollars in Millions)
REVENUES:
Petrochemicals ....................  $        867   $        531   $        622
Pulp Chemicals ....................           211            190            201
                                     ------------   ------------   ------------
                                     $      1,078   $        721   $        823
                                     ============   ============   ============

GROSS PROFIT:
Petrochemicals ....................  $         93   $         --   $         31
Pulp Chemicals ....................            48             38             46
                                     ------------   ------------   ------------
                                     $        141   $         38   $         77
                                     ============   ============   ============

OPERATING INCOME (LOSS):
Petrochemicals ....................  $          5   $        (64)  $         (3)
Pulp Chemicals ....................            35             27             36
                                     ------------   ------------   ------------
                                     $         40   $        (37)  $         33
                                     ============   ============   ============

COMPARISON OF FISCAL 2000 TO FISCAL 1999

     Our revenues were approximately $1,078 million in fiscal 2000, an increase of approximately 50% from the approximately $721 million in revenues we received in fiscal 1999. This increase in our revenues resulted primarily from increased styrene sales prices and sales volumes and, to a lesser extent, increased acrylonitrile, sodium chlorate, and methanol sales prices and sales volumes. We recorded a net loss of approximately $90.0 million, or $7.13 per share, for fiscal 2000 compared to the net loss of approximately $112.7 million, or $8.94 per share, that we recorded for fiscal 1999. Our improved performance was primarily due to increased styrene margins and sales volumes and, to a lesser extent, increased acrylonitrile and sodium chlorate margins and sales volumes. Our improved performance was partially offset by increased interest expense and a $60 million non-cash charge related to the write down of our acrylic fibers business production assets. Our performance in fiscal 1999 was negatively impacted by a $26 million non-cash charge related to the write down of our methanol production assets.

Revenues, Gross Profit, and Operating Income (Loss)

     Petrochemicals. Revenues from our petrochemicals operations were approximately $867 million in fiscal 2000, an increase of approximately 63% from the approximately $531 million in revenues we received from these operations in fiscal 1999. This increase in revenues resulted primarily from increased styrene sales prices and sales volumes and, to a lesser extent, increased acrylonitrile and methanol sales prices and sales volumes. Our petrochemicals operations recorded operating income of approximately $5 million for fiscal 2000, compared to operating losses of approximately $64 million from our petrochemicals operations for fiscal 1999. This increase in income resulted primarily from increased styrene margins and sales volumes and, to a lesser extent, increased acrylonitrile margins and sales volumes, partially offset by a larger impairment expense recorded in fiscal 2000 than that recorded in fiscal 1999.

     Revenues from our styrene operations were approximately $492 million in fiscal 2000, an increase of approximately 100% from the approximately $246 million in revenues we received from these operations in fiscal 1999. Average sales prices for our styrene increased approximately 78% in fiscal 2000 from average sales prices for our styrene in fiscal 1999. In addition, sales volume of our styrene increased approximately 17% for fiscal 2000 from sales volumes of our styrene for fiscal 1999. These increases in revenues, sales prices, and volumes for our styrene resulted primarily from the combination of stronger market demand, operating problems experienced at several of our competitors, and generally low inventory levels worldwide. However, styrene market conditions peaked in April of 2000 with spot prices of $0.48 per pound and decreased to $0.31 per pound as of September 30, 2000. During fiscal 2000, prices for benzene, one of the primary raw materials for styrene, were approximately 56% higher than the prices we paid for benzene in fiscal 1999 and prices for ethylene, the other primary raw material for styrene, were approximately 47% higher than the prices we paid for ethylene in fiscal 1999. Margins on our styrene sales during fiscal 2000 increased from margins on our styrene sales during fiscal 1999, primarily as a result of higher sales prices, which more than offset our higher raw materials costs.

     Revenues from our acrylonitrile and derivatives operations, including sodium cyanide and TBA, were approximately $164 million in fiscal 2000, an increase of approximately 76% from the approximately $93 million in revenues we received from these operations in fiscal 1999. Average sales prices for our acrylonitrile increased approximately 122% in fiscal 2000 from average sales prices for our acrylonitrile in fiscal 1999. Sales volume of our acrylonitrile increased approximately 19% in fiscal 2000 from sales volumes of our acrylonitrile in fiscal 1999. These increases in revenues, sales prices, and volumes for our acrylonitrile resulted primarily from the combination of stronger market demand, operating problems experienced at several of our competitors, and generally low inventory levels worldwide. During fiscal 2000, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 79% higher than the prices we paid for propylene in fiscal 1999 and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 27% higher than the prices we paid for ammonia in fiscal 1999. Margins on our acrylonitrile sales during fiscal 2000 increased from the margins we received in fiscal 1999, primarily as a result of higher sales prices, which more than offset our higher raw materials costs.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were approximately $141 million in fiscal 2000, an increase of approximately 12% from the approximately $126 million in revenues we received from these operations in fiscal 1999. This increase in revenues was primarily due to increased methanol volumes and sales prices during the first nine months of fiscal 2000. Our other petrochemicals operations reported a decrease in operating earnings in fiscal 2000 compared to fiscal 1999. This decrease in operating earnings resulted primarily from a reduction in margins for our plasticizers and acetic acid caused by higher raw material and energy costs.

     Revenues from our acrylic fibers operations were approximately $70 million in fiscal 2000, an increase of approximately 4% from the approximately $67 million in revenues we received from these operations in fiscal 1999. Sales volumes of our acrylic fibers in fiscal 2000 increased 6% from those realized during fiscal 1999. Sales prices for our acrylic fibers in fiscal 2000 remained approximately the same with those realized in fiscal 1999. The performance of our acrylic fibers operations in fiscal 2000 was below the performance of these operations in fiscal 1999 due to weak market conditions, imports from foreign suppliers, and higher acrylonitrile and energy costs.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $211 million for fiscal 2000, an increase of approximately 11% from the approximately $190 million in revenues we received from these operations in fiscal 1999. Sales volumes of our sodium chlorate, our primary pulp chemical product, in fiscal 2000 increased approximately 7% from those realized in fiscal 1999. Sales prices of our sodium chlorate in fiscal 2000 increased approximately 4% from those realized in fiscal 1999. Our pulp chemicals operations recorded operating earnings of approximately $35 million in fiscal 2000, compared to operating earnings of approximately $27 million in fiscal 1999.

These increases in revenues, sales volumes, sales prices, and operating earnings resulted primarily from increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills.


Selling, General, and Administrative Expenses

     Our SG&A expenses in fiscal 2000 were approximately $39 million, whereas we had SG&A expenses of approximately $38 million in fiscal 1999. Our SG&A expenses were impacted favorably in fiscal 2000 by reduced costs for upgrades of certain of our information technology systems, including year 2000 compliance activities. However, these positive impacts were more than offset by increased costs in fiscal 2000 primarily related to an increase in variable compensation costs as a result of improved business performance.


Other Expense

     We had other expense of approximately $2 million in fiscal 2000 related to workforce reductions in our acrylic fibers operations. We had other expense of approximately $11 million in fiscal 1999 from one-time non-cash charges related to early retirement programs, benefit changes, and workforce reductions.


Interest and Debt Related Expenses

     Our interest and debt related expense was approximately $122 million for fiscal 2000 compared to approximately $104 million in fiscal 1999. This increase resulted primarily from the higher interest rates we paid on some of our indebtedness after we refinanced that indebtedness in July of 1999 and the payment of interest on additional indebtedness we incurred at that time.


Provision (Benefit) for Income Taxes

     Our provision for income taxes in fiscal 2000 was approximately $5 million, reflecting the foreign tax provision on the income of our Canadian subsidiaries. Due to the recurring losses of our United States subsidiaries, in fiscal 2000 we recorded a valuation allowance in an amount equal to the benefit for income taxes generated by the losses from our United States subsidiaries. Our benefit for income taxes in fiscal 1999 was approximately $35 million.


Extraordinary Item

     We had a $4 million after-tax ($6 million pre-tax) extraordinary item in fiscal 1999 related to unamortized debt issue costs which were expensed in fiscal 1999 as a result of the refinancing of some of our indebtedness in July of 1999.

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

     o and an extraordinary loss related to unamortized debt issue costs as a result of the refinancing of some of our indebtedness on July 23, 1999.

Revenues, Gross Profit, and Operating Income (Loss)

     Petrochemicals. Revenues from our petrochemicals operations were approximately $531 million in fiscal 1999, a decrease of approximately 15% from the approximately $622 million in revenues we received from these operations in fiscal 1998. This decrease in revenues resulted primarily from reduced acrylonitrile, acrylic fibers, and methanol sales prices and decreased acrylonitrile sales volumes. The economic conditions in Asia negatively impacted market conditions in fiscal 1999, particularly for our styrene, acrylonitrile, and acrylic fibers products. Our petrochemicals operations recorded operating losses of approximately $64 million for fiscal 1999, compared to operating losses of approximately $3 million from our petrochemicals operations for fiscal 1998. The increased losses resulted primarily from weaker operational performance in acrylonitrile, acrylic fibers, and methanol and the expense related to the impairment of our methanol plant.

     Revenues from our styrene operations were approximately $246 million in fiscal 1999, an increase of approximately 4% from the approximately $237 million in revenues we received from these operations in fiscal 1998. Sales prices for our styrene were approximately the same in fiscal 1999 and fiscal 1998. Sales volume of our styrene increased approximately 3% for fiscal 1999 from sales volumes of our styrene for fiscal 1998. This increase in sales volumes of our styrene resulted primarily from improved market conditions in the fourth quarter of fiscal 1999, particularly in Asia. During fiscal 1999, prices for benzene, one of the primary raw materials for styrene, were approximately 7% lower than the prices we paid for benzene in fiscal 1998 and prices for ethylene, the other primary raw material for styrene, were approximately 6% higher than the prices we paid for ethylene in fiscal 1998. Margins on our styrene sales during fiscal 1999 increased from margins on our styrene sales during fiscal 1998, primarily as a result of lower raw materials costs and improved market conditions in the fourth quarter of fiscal 1999.

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

     Revenues from our acrylic fibers operations in fiscal 1999 were approximately $67 million, a decrease of approximately 33% from the approximately $100 million in revenues we received from these operations in fiscal 1998. Sales prices and volumes for our acrylic fibers decreased 10% and 25%, respectively, in fiscal 1999 compared to fiscal 1998. Performance of our acrylic fibers operations in fiscal 1999 continued to be negatively impacted by weak market conditions and imports from European suppliers.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were approximately $126 million for fiscal 1999, a decrease of approximately 17% from the approximately $152 million in revenues we received from these operations in fiscal 1998. This decrease in revenues resulted primarily from a 24% decrease in methanol sales prices which resulted from overcapacity in the global methanol market. Our other petrochemicals products reported a decrease in operating earnings in fiscal 1999 compared to fiscal 1998, primarily due to weaker margins in methanol.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $190 million for fiscal 1999, a decrease of approximately 5% from the approximately $201 million in revenues we received from these operations in fiscal 1998. This decrease in revenues resulted primarily from the approximately 8% decrease in sales prices for our sodium chlorate in fiscal 1999 compared to sales prices for our sodium chlorate in fiscal 1998. This decrease in sales prices of sodium chlorate resulted primarily from an increase in North American sodium chlorate capacity and generally weak market conditions in the pulp and paper industry. Our pulp chemicals operations recorded operating earnings of approximately $27 million in fiscal 1999, a decrease of approximately 25% from the approximately $36 million in operating earnings we recorded from these operations in fiscal 1998. This decrease in operating earnings resulted primarily from reduced sodium chlorate sales prices in fiscal 1999, which were partially offset by slightly increased sodium chlorate sales volumes.

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


Other Expense

     We had other expense of approximately $11 million in fiscal 1999 from our one-time non-cash charges related to early retirement programs, benefit changes, and workforce reductions. We had other expense of approximately $6 million in fiscal 1998 which was primarily related to the voluntary severance programs we offered in January and April of 1998 at our Texas City facility.


Interest and Debt Related Expenses

     Our interest and debt related expenses for fiscal 1999 and fiscal 1998 remained constant at approximately $104 million.


Benefit for Income Taxes

     Our benefit for income taxes in fiscal 1999 was approximately $35 million, with an effective tax rate of approximately 25%, whereas in fiscal 1998 our benefit for income taxes was approximately $26 million, with an effective tax rate of approximately 36%. This increase in our benefit for income taxes resulted primarily from our pre-tax loss of approximately $141 million in fiscal 1999, compared to a pre-tax loss of approximately $72 million in fiscal 1998.


Extraordinary Item

     We had a $4 million after-tax ($6 million pre-tax) extraordinary item in fiscal 1999 related to unamortized debt issue costs which were expensed in fiscal 1999 as a result of the refinancing of some of our indebtedness in July of 1999.

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

                                                                                                        FAIR
                                                                                                        VALUE
EXPECTED MATURITY DATES                                                                               SEPTEMBER
(IN THOUSANDS)                  2001      2002     2003      2004     2005     THEREAFTER     TOTAL   30, 2000
                             --------  --------  --------  --------  --------  ----------   --------  --------
DEBT
United States $ denominated  $    583  $  1,531  $  6,924  $ 51,784  $  3,714  $  892,039   $956,575  $755,015
   Average interest rates
     - fixed                       --        --        --        --        --        12.2%
   Average interest rates
     - variable                   (c)       (c)       (c)    (a)(c)       (c)
Interest rate swaps(b)       $ 13,393  $     --  $     --  $     --  $     --  $       --             $     --
Canadian $ denominated       $  1,997  $  3,128  $  2,450  $     --  $     --  $       --   $  7,575  $  7,575
   Average interest rates
     - variable                   (c)       (c)        (c)       --        --          --


(a) Borrowings under our fixed assets revolver bear interest, at our option, at an annual rate of either the "LIBOR Rate" plus 3.75% or the "Alternate Base Rate" plus 2.25%. Borrowings under our current assets revolver bear interest, at our option, at an annual rate of either the LIBOR Rate plus 3.00% or the Alternate Base Rate plus 1.50%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2%. At September 30, 2000, the weighted average interest rate in effect for our fixed assets revolver was 10.6% and there were no amounts outstanding under our current assets revolver.

(b) Expected maturity amounts represent notional amounts. Fair value of September 30, 2000 represents unrealized gain (loss).

(c) The Saskatoon tranche A term loan, which is denominated in Canadian dollars, and the Saskatoon revolver borrowings bear interest, at Saskatoon's option, at an annual rate of either the "Bankers Acceptance Rate" or the "Base Rate" plus an "Applicable Margin" ranging from 1% to 2.5% depending upon Saskatoon's "Leverage Ratio". The Saskatoon tranche B term loan, which is denominated in United States dollars, bears interest, at Saskatoon's option, at an annual rate of either the "Eurodollar Rate" or the "Base Rate" plus an Applicable Margin ranging from 0% to 2.5% depending upon Saskatoon's Leverage Ratio. The "Base Rate" for the tranche A term loan and the Saskatoon revolver is equal to the greater of the Prime Rate for Canadian Dollar commercial loans made in Canada, as announced from time to time by the agent bank, or the rate for Canadian Dollar Bankers Acceptances accepted by the agent with a term to maturity of 30 days plus 1%. The "Base Rate" for the tranche B term loan is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1%. At September 30, 2000, the interest rates in effect for the Saskatoon tranche A and tranche B term loans were 8.4% and 9.7%, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

STERLING CHEMICALS HOLDINGS, INC. AND STERLING CHEMICALS, INC.

Sterling Chemicals Holdings, Inc. Consolidated Statements of Operations for the years ended
   September 30, 2000, 1999, and 1998....................................................................... 40


Sterling Chemicals Holdings, Inc. Consolidated Balance Sheets as of September 30, 2000 and 1999............. 41


Sterling Chemicals Holdings, Inc. Consolidated Statements of Changes in Stockholders' Equity
   (Deficiency in Assets) for the years ended September 30, 2000, 1999, and 1998............................ 42


Sterling Chemicals Holdings, Inc. Consolidated Statements of Cash Flows for the years ended
   September 30, 2000, 1999, and 1998....................................................................... 43


Sterling Chemicals, Inc. Consolidated Statements of Operations for the years ended September 30, 2000,
   1999, and 1998........................................................................................... 44


Sterling Chemicals, Inc. Consolidated Balance Sheets as of September 30, 2000 and 1999...................... 45


Sterling Chemicals, Inc. Consolidated Statements of Changes in Stockholder's Equity (Deficiency in
   Assets) for the years ended September 30, 2000, 1999, and 1998 .......................................... 46


Sterling Chemicals, Inc. Consolidated Statements of Cash Flows for the years ended September 30, 2000,
   1999, and 1998........................................................................................... 47


Notes to Consolidated Financial Statements.................................................................. 48


Independent Auditors' Reports............................................................................... 70


STERLING CHEMICALS GUARANTORS


Sterling Chemicals Guarantors Combined Statements of Operations for the years ended
   September 30, 2000, 1999, and 1998....................................................................... 72


Sterling Chemicals Guarantors Combined Balance Sheets as of September 30, 2000 and 1999..................... 73


Sterling Chemicals Guarantors Combined Statements of Changes in Stockholder's Equity for the
   years ended September 30, 2000, 1999, and 1998........................................................... 74


Sterling Chemicals Guarantors Combined Statements of Cash Flows for the years ended
   September 30, 2000, 1999, and 1998....................................................................... 75


Notes to Combined Financial Statements...................................................................... 76


Independent Auditors' Report................................................................................ 87


Report of Management.......................................................................................  88

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            YEAR ENDED SEPTEMBER 30,
                                                                   ------------------------------------------
                                                                       2000           1999           1998
                                                                   ------------   ------------   ------------
Revenues ........................................................  $  1,078,351   $    720,752   $    822,590
Cost of goods sold ..............................................       937,460        682,594        745,323
                                                                   ------------   ------------   ------------
Gross profit ....................................................       140,891         38,158         77,267

Selling, general, and administrative expenses ...................        39,327         37,649         38,515
Impairment of assets ............................................        60,000         26,369             --
Other expense ...................................................         1,554         10,832          5,962
Interest and debt related expenses, net of interest income ......       122,414        104,061        104,455
                                                                   ------------   ------------   ------------
Loss before taxes and extraordinary item ........................       (82,404)      (140,753)       (71,665)
Provision (benefit) for income taxes ............................         4,560        (34,936)       (25,546)
                                                                   ------------   ------------   ------------
Loss before extraordinary item ..................................       (86,964)      (105,817)       (46,119)
Extraordinary item, loss on early extinguishment of debt,
    net of tax ..................................................            --          4,212             --
                                                                   ------------   ------------   ------------
Net loss ........................................................       (86,964)      (110,029)       (46,119)
Preferred stock dividends .......................................         2,996          2,683          2,460
                                                                   ------------   ------------   ------------
Net loss attributable to common stockholders ....................  $    (89,960)  $   (112,712)  $    (48,579)
                                                                   ============   ============   ============

Per share data:
Loss before extraordinary item ..................................  $      (7.13)  $      (8.60)  $      (3.99)
Extraordinary item ..............................................            --          (0.34)            --
                                                                   ------------   ------------   ------------
Net loss per common share .......................................  $      (7.13)  $      (8.94)  $      (3.99)
                                                                   ============   ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                          2000           1999
                                                                                      ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................................................  $      7,667   $     14,921
   Accounts receivable, net ........................................................       160,294        141,059
   Inventories .....................................................................        83,726         70,464
   Prepaid expenses ................................................................         1,027          5,157
   Deferred income tax benefit .....................................................         8,470         16,888
                                                                                      ------------   ------------
     Total current assets ..........................................................       261,184        248,489

Property, plant, and equipment, net ................................................       318,626        402,723
Deferred income tax benefit ........................................................        48,351         37,237
Other assets .......................................................................        73,051         86,650
                                                                                      ------------   ------------
     Total assets ..................................................................  $    701,212   $    775,099
                                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable ................................................................  $     83,883   $     72,961
   Accrued liabilities .............................................................        91,216         79,883
   Current portion of long-term debt ...............................................         2,580          4,246
                                                                                      ------------   ------------
     Total current liabilities .....................................................       177,679        157,090

Long-term debt .....................................................................       961,570        964,555
Deferred income tax liability ......................................................        11,294          8,815
Deferred credits and other liabilities .............................................        70,944         76,893
Common stock held by ESOP ..........................................................         3,519          2,946
Less:  unearned compensation .......................................................            --           (745)
Redeemable preferred stock .........................................................        23,928         20,932
Commitments and contingencies (Note 6) .............................................            --             --
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value, 20,000,000 shares authorized, 12,307,000 shares issued and 12,094,000 outstanding at September 30, 2000; and 12,305,000
     shares issued and 12,097,000 outstanding at September 30, 1999 ................           123            123
   Additional paid-in capital ......................................................      (542,712)      (542,712)
   Retained earnings ...............................................................        28,099        118,490
   Accumulated other comprehensive income ..........................................       (30,736)       (28,768)
   Deferred compensation ...........................................................           (12)           (58)
                                                                                      ------------   ------------
                                                                                          (545,238)      (452,925)
   Treasury stock, at cost, 213,000 and 208,000 shares at September 30, 2000
     and 1999, respectively ........................................................        (2,484)        (2,462)
                                                                                      ------------   ------------
       Total stockholders' equity (deficiency in assets) ...........................      (547,722)      (455,387)
                                                                                      ------------   ------------
         Total liabilities and stockholders' equity (deficiency in assets) .........  $    701,212   $    775,099
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

                        STERLING CHEMICALS HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                             (AMOUNTS IN THOUSANDS)

                                                                                 ACCUMULATED
                                                          ADDITIONAL                OTHER
                                        COMMON STOCK       PAID-IN    RETAINED  COMPREHENSIVE   DEFERRED     TREASURY
                                     SHARES     AMOUNT     CAPITAL    EARNINGS      INCOME    COMPENSATION    STOCK       TOTAL
                                   ---------   ---------  ---------   ---------  ------------   ---------   ---------   ---------
Balance, September 30, 1997 .....     11,714   $     120  $(542,485)  $ 277,691   $ (21,124)    $      --   $  (2,730)  $(288,528)
Comprehensive loss:
Net loss ........................         --          --         --     (46,119)         --            --          --
Other comprehensive loss, net
  of tax:
  Translation adjustment ........         --          --         --          --     (11,466)           --          --
  Pension adjustment ............         --          --         --          --         (90)           --          --
     Comprehensive loss .........                                                                                         (57,675)
Common stock issued in
  connection with
  the exercise of warrants ......        345           3         --          --          --            --          --           3
Preferred stock dividends .......         --          --         --      (2,460)         --            --          --      (2,460)
Treasury shares issued as
  restricted stock ..............         23          --        (48)         --          --          (222)        270          --
Treasury shares issued to ESOP ..         --          --       (168)         --          --            --         168          --
Revaluation of ESOP shares to
  independently appraised
  market value ..................         --          --         --         478          --            --          --         478
Amortization of deferred
  compensation ..................         --          --         --          --          --           111          --         111
Treasury stock purchases ........         (9)         --         --          --          --            --        (108)       (108)
                                   ---------   ---------  ---------   ---------   ---------     ---------   ---------   ---------
Balance, September 30, 1998 .....     12,073         123   (542,701)    229,590     (32,680)         (111)     (2,400)   (348,179)
Comprehensive loss:
Net loss ........................         --          --         --    (110,029)         --            --          --
Other comprehensive income
  (loss), net of tax:
  Translation adjustment ........         --          --         --          --       3,972            --          --
  Pension adjustment ............         --          --         --          --         (60)           --          --
     Comprehensive loss .........                                                                                        (106,117)
Common stock issued in
  connection with
  the exercise of warrants ......         32          --         --          --          --            --          --          --
Preferred stock dividends .......         --          --         --      (2,683)         --            --          --      (2,683)
Treasury shares issued
  as restricted stock ...........          1          --        (11)         --          --            (7)         18          --
Revaluation of ESOP shares to
  independently appraised
  market value ..................         --          --         --       1,612          --            --          --       1,612
Amortization of deferred
  compensation ..................         --          --         --          --          --            60          --          60
Treasury stock purchases ........         (9)         --         --          --          --            --         (80)        (80)
                                   ---------   ---------  ---------   ---------   ---------     ---------   ---------   ---------
Balance, September 30, 1999 .....     12,097         123   (542,712)    118,490     (28,768)          (58)     (2,462)   (455,387)
Comprehensive loss:
Net loss ........................         --          --         --     (86,964)         --            --          --
Other comprehensive income
  (loss), net of tax:
  Translation adjustment ........         --          --         --          --      (2,015)           --          --
  Pension adjustment ............         --          --         --          --          47            --          --
     Comprehensive loss .........                                                                                         (88,932)
Common stock issued in
  connection with
  the exercise of warrants ......          1          --         --          --          --            --          --          --
Preferred stock dividends .......         --          --         --      (2,996)         --            --          --      (2,996)
Revaluation of ESOP shares to
  independently appraised
  market value ..................         --          --         --        (431)         --            --          --        (431)
Amortization of deferred
  compensation ..................         --          --         --          --          --            46          --          46
Treasury stock purchases ........         (4)         --         --          --          --            --         (22)        (22)
                                   ---------   ---------  ---------   ---------   ---------     ---------   ---------   ---------
Balance, September 30, 2000 .....     12,094   $     123  $(542,712)  $  28,099   $ (30,736)    $     (12)  $  (2,484)  $(547,722)
                                   =========   =========  =========   =========   =========     =========   =========   =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        STERLING CHEMICALS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------------------------
                                                                      2000           1999           1998
                                                                  ------------   ------------   ------------
Cash flows from operating activities:
Net loss .......................................................  $    (86,964)  $   (110,029)  $    (46,119)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization .............................        59,003         57,677         55,963
     Interest amortization .....................................         6,057          3,105          4,376
     Extraordinary item, loss on early extinguishment of debt ..            --          4,212             --
     Deferred tax benefit ......................................          (257)       (38,024)       (19,722)
     Early retirement programs and benefit changes .............            --          6,781             --
     Discount notes amortization ...............................        21,638         19,483         16,878
     Impairment of assets ......................................        60,000         26,369             --
     Other .....................................................           726          1,016          1,820
Change in assets/liabilities:
     Accounts receivable .......................................       (20,217)       (11,547)        44,419
     Inventories ...............................................       (13,475)         3,207         13,675
     Prepaid expenses ..........................................         4,104        (10,760)        (2,852)
     Other assets ..............................................         4,959         (1,477)           654
     Accounts payable ..........................................        10,987         19,137        (32,896)
     Accrued liabilities .......................................        12,864          4,619         (9,300)
     Other liabilities .........................................       (11,292)        12,341         18,988
                                                                  ------------   ------------   ------------

Net cash provided by (used in) operating activities ............        48,133        (13,890)        45,884
                                                                  ------------   ------------   ------------
Cash flows from investing activities:
     Capital expenditures ......................................       (28,797)       (29,540)       (26,622)
     Proceeds from sale of assets ..............................            --          3,583             --
                                                                  ------------   ------------   ------------
Net cash used in investing activities ..........................       (28,797)       (25,957)       (26,622)
                                                                  ------------   ------------   ------------
Cash flows from financing activities:
     Proceeds from long-term debt ..............................       916,885        814,105         59,862
     Repayment of long-term debt ...............................      (943,305)      (751,001)       (75,152)
     Debt issuance costs .......................................            --        (16,480)            --
     Purchase of treasury stock ................................           (22)           (80)          (108)
     Other .....................................................            (1)        (3,270)           160
                                                                  ------------   ------------   ------------
Net cash provided by (used in) financing activities ............       (26,443)        43,274        (15,238)
Effect of United States/Canadian exchange rate on cash .........          (147)           326           (814)
                                                                  ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ...........        (7,254)         3,753          3,210
Cash and cash equivalents - beginning of year ..................        14,921         11,168          7,958
                                                                  ------------   ------------   ------------
Cash and cash equivalents - end of year ........................  $      7,667   $     14,921   $     11,168
                                                                  ============   ============   ============

Supplemental disclosures of cash flow information:
     Interest paid, net of interest income received ............  $    (96,134)  $    (83,167)  $    (80,223)
     Income taxes (paid) received ..............................        (1,194)         4,750          6,653


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                               YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Revenues ...........................................  $  1,078,351   $    720,752   $    822,590

Cost of goods sold .................................       937,460        682,594        745,323
                                                      ------------   ------------   ------------
Gross profit .......................................       140,891         38,158         77,267

Selling, general, and administrative expenses ......        38,901         36,980         37,319

Impairment of assets ...............................        60,000         26,369             --

Other expense ......................................         1,554         10,832          5,962

Interest and debt related expenses .................        99,723         83,897         86,618
                                                      ------------   ------------   ------------

Loss before taxes and extraordinary item ...........       (59,287)      (119,920)       (52,632)

Provision (benefit) for income taxes ...............         4,560        (29,410)       (18,963)
                                                      ------------   ------------   ------------

Loss before extraordinary item .....................       (63,847)       (90,510)       (33,669)

Extraordinary item, loss on early extinguishment
   of debt, net of tax .............................            --          4,212             --
                                                      ------------   ------------   ------------
Net loss ...........................................  $    (63,847)  $    (94,722)  $    (33,669)
                                                      ============   ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   SEPTEMBER 30,
                                                                             -----------------------
                                                                                2000         1999
                                                                             ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents ..............................................  $    5,740   $   14,899
   Accounts receivable, net ...............................................     163,116      143,556
   Inventories ............................................................      83,726       70,464
   Prepaid expenses .......................................................       1,027        3,980
   Deferred income tax benefit ............................................       8,470       16,888
                                                                             ----------   ----------
     Total current assets .................................................     262,079      249,787

Property, plant and equipment, net ........................................     318,626      402,723
Deferred income tax benefit ...............................................      30,748       19,463
Other assets ..............................................................      65,690       80,133
                                                                             ----------   ----------
     Total assets .........................................................  $  677,143   $  752,106
                                                                             ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable .......................................................  $   83,883   $   72,731
   Accrued liabilities ....................................................      91,029       79,883
   Current portion of long-term debt ......................................       2,580        4,246
                                                                             ----------   ----------
   Total current liabilities ..............................................     177,492      156,860

Long-term debt ............................................................     791,684      816,927
Deferred income tax liability .............................................      11,294        8,815
Deferred credits and other liabilities ....................................      70,944       76,893
Common stock held by ESOP .................................................       3,519        2,946
Less:  unearned compensation ..............................................          --         (745)
Commitments and contingencies (Note 6) ....................................          --           --
Stockholder's equity (deficiency in assets):
   Common stock, $.01 par value ...........................................          --           --
   Additional paid-in capital .............................................    (141,786)    (139,786)
   Accumulated deficit ....................................................    (205,256)    (140,978)
   Accumulated other comprehensive income .................................     (30,736)     (28,768)
   Deferred compensation ..................................................         (12)         (58)
                                                                             ----------   ----------
   Total stockholder's equity (deficiency in assets) ......................    (377,790)    (309,590)
                                                                             ----------   ----------

   Total liabilities and stockholder's equity (deficiency in assets) ......  $  677,143   $  752,106
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

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
                             (AMOUNTS IN THOUSANDS)


                                                                         RETAINED   ACCUMULATED
                                                            ADDITIONAL   EARNINGS     OTHER
                                          COMMON STOCK       PAID-IN  (ACCUMULATED COMPREHENSIVE   DEFERRED
                                       SHARES      AMOUNT    CAPITAL     DEFICIT)     INCOME     COMPENSATION    TOTAL
                                     ---------   ---------  ---------   ---------   ---------      ---------   ---------
Balance, September 30, 1997 .......          1   $      --  $(139,786)  $ (14,677)  $ (21,124)     $      --   $(175,587)
Comprehensive loss:
Net loss ..........................         --          --         --     (33,669)         --             --
Other comprehensive loss, net
  of tax:
  Translation adjustment ..........         --          --         --          --     (11,466)            --
  Pension adjustment ..............         --          --         --          --         (90)            --
     Comprehensive loss ...........                                                                              (45,225)
Issuance of restricted stock of
  Holdings ........................         --          --         --          --          --           (222)       (222)
Revaluation of ESOP shares to
  independently appraised
  market value ....................         --          --         --         478          --             --         478
Amortization of deferred
  compensation ....................         --          --         --          --          --            111         111
                                     ---------   ---------  ---------   ---------   ---------      ---------   ---------
Balance, September 30, 1998 .......          1          --   (139,786)    (47,868)    (32,680)          (111)   (220,445)
Comprehensive loss:
Net loss ..........................         --          --         --     (94,722)         --             --
Other comprehensive income
  (loss), net of tax:
  Translation adjustment ..........         --          --         --          --       3,972             --
  Pension adjustment ..............         --          --         --          --         (60)            --
     Comprehensive loss ...........                                                                              (90,810)
Issuance of restricted  stock of
  Holdings ........................         --          --         --          --          --             (7)         (7)
Revaluation of ESOP shares to
  independently appraised
  market value ....................         --          --         --       1,612          --             --       1,612
Amortization of deferred
  compensation ....................         --          --         --          --          --             60          60
                                     ---------   ---------  ---------   ---------   ---------      ---------   ---------
Balance, September 30, 1999 .......          1          --   (139,786)   (140,978)    (28,768)           (58)   (309,590)
Net loss ..........................         --          --         --     (63,847)         --             --
Other comprehensive income
  (loss),  net of tax:
  Translation adjustment ..........         --          --         --          --      (2,015)            --
  Pension adjustment ..............         --          --         --          --          47             --
     Comprehensive loss ...........                                                                              (65,815)
Dividend paid to Holdings .........         --          --     (2,000)         --          --             --      (2,000)
Revaluation of ESOP shares to
  independently appraised
  market value ....................         --          --         --        (431)         --             --        (431)
Amortization of deferred
  compensation ....................         --          --         --          --          --             46          46
                                     ---------   ---------  ---------   ---------   ---------      ---------   ---------
Balance, September 30, 2000 .......          1   $      --  $(141,786)  $(205,256)  $ (30,736)     $     (12)  $(377,790)
                                     =========   =========  =========   =========   =========      =========   =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------------------
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Cash flows from operating activities:
Net loss ...............................................  $    (63,847)  $    (94,722)  $    (33,669)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization .......................        64,567         60,349         59,151
   Deferred tax expense (benefit) ......................          (257)       (32,498)       (13,139)
   Extraordinary item ..................................            --          4,212             --
   Early retirement and benefit charges ................            --          6,781             --
   Impairment of assets ................................        60,000         26,368             --
   Other ...............................................           726          1,016          2,020
Change in assets/liabilities:
   Accounts receivable .................................       (20,347)       (10,877)        45,484
   Inventories .........................................       (13,475)         3,207         13,675
   Prepaid expenses ....................................         4,967        (11,522)        (1,838)
   Other assets ........................................         4,096          4,811          2,078
   Accounts payable ....................................        10,791         17,797        (35,102)
   Accrued liabilities .................................        12,864          4,619         (3,441)
   Other liabilities ...................................       (11,857)         6,556         10,654
                                                          ------------   ------------   ------------
Net cash provided by (used in) operating activities ....        48,228        (13,903)        45,873
                                                          ------------   ------------   ------------
Cash flows from investing activities:
   Capital expenditures ................................       (28,797)       (29,540)       (26,622)
   Proceeds from sale of assets ........................            --          3,583             --
                                                          ------------   ------------   ------------
Net cash used in investing activities ..................       (28,797)       (25,957)       (26,622)
                                                          ------------   ------------   ------------
Cash flows from financing activities:
   Proceeds from long-term debt ........................       916,885        814,105         59,862
   Repayment of long-term debt .........................      (943,305)      (751,001)       (75,153)
   Dividend paid to Holdings ...........................        (2,000)            --             --
   Debt issuance costs .................................            --        (16,480)            --
   Other ...............................................           (23)        (3,350)            55
                                                          ------------   ------------   ------------
Net cash provided by (used in) financing activities ....       (28,443)        43,274        (15,236)
Effect of United States/Canadian exchange rate on
   cash ................................................          (147)           326           (814)
                                                          ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ...        (9,159)         3,740          3,201
Cash and cash equivalents - beginning of period ........        14,899         11,159          7,958
                                                          ------------   ------------   ------------
Cash and cash equivalents - end of year ................  $      5,740   $     14,899   $     11,159
                                                          ============   ============   ============

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received ......  $    (96,139)  $    (83,180)  $    (80,251)
   Income taxes (paid) received ........................        (1,194)         4,750          6,653


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sterling Chemicals Holdings, Inc. ("Holdings" and, together with its subsidiaries, unless otherwise indicated, are collectively referred to as "we," "our," "ours," and "us") manufactures seven commodity petrochemicals at our Texas City, Texas plant. Additionally, we manufacture chemicals for use primarily in the pulp and paper industry at five plants in Canada and a plant in Valdosta, Georgia, and manufacture acrylic fibers at our plant in Santa Rosa County, Florida. At our Texas City plant, we produce styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine ("TBA"), and sodium cyanide. Near the end of the first quarter of 2001, we also began operating a disodium iminodiacetic acid, or "DSIDA," facility that is owned by Monsanto. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We produce regular textiles, specialty textiles, and technical fibers at our Santa Rosa plant, as well as licensing our acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at our five plants in Canada and our Valdosta plant. Sodium chlorite is produced at one of our Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of our Canadian locations. We also license, engineer, and oversee construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

     Holdings is a holding company whose only material asset is its investment in Sterling Chemicals, Inc. ("Chemicals"). Chemicals and its subsidiaries own substantially all of the consolidated operating assets.

     Our significant accounting policies are described below.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all of our wholly owned and majority-owned subsidiaries, with all significant intercompany accounts and transactions having been eliminated. Our 50% equity investments in a cogeneration joint venture and an acrylonitrile marketing joint venture are accounted for under the equity method, with our share of the operating results of the joint ventures recorded in the Statement of Operations.

CASH EQUIVALENTS

     We consider all investments having a remaining maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies, which are valued at average cost.

     We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us are included in inventory.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for fiscal 2000, 1999, and 1998 was $2.2 million, $1.4 million, and $0.8 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment tests of long-lived assets are made when conditions indicate their carrying cost may not be recoverable. Such impairment tests are based on a comparison of undiscounted future cash flows or the market value of similar assets to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value. During fiscal 1999, we incurred an impairment loss of $26.4 million related to our methanol production assets. During fiscal 2000, we incurred an impairment loss of $60.0 million related to our acrylic fibers business.

PATENTS AND ROYALTIES

     The costs of patents are amortized on a straight-line basis over their estimated useful lives, which approximate ten years. We capitalized the value of the chlorine dioxide generator technology acquired in fiscal 1992 based on the net present value of all estimated remaining royalty payments associated with this technology. The resulting intangible amount is included in other assets and is amortized over the average life for these royalty payments of ten years.

DEBT ISSUE COSTS

     Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the effective interest method and are included in other assets.

INCOME TAXES

     Deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted rates.

REVENUE RECOGNITION

     We generate revenues through sales in the open market, raw material conversion agreements, and long-term supply contracts. In addition, we have entered into profit sharing arrangements with respect to some of our petrochemicals products. We recognize revenue from sales in the open market, raw material conversion agreements, and long-term supply contracts when the products are shipped. Revenues from profit sharing arrangements are estimated and accrued monthly. Deferred credits are amortized over the life of the contracts which gave rise to them. We also generate revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. We also receive prepaid royalties, which are recognized over a period, which is typically ten years. In addition, we generate revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized as earned. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

FOREIGN CURRENCY TRANSLATION AND FOREIGN EXCHANGE

     Our Canadian subsidiaries use the Canadian dollar as their functional currency. For financial reporting purposes, assets and liabilities of these subsidiaries denominated in Canadian dollars are translated into United States dollars at year-end exchange rates and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included in accumulated other comprehensive income, while transaction gains and losses are included in operations when incurred.

     Our Canadian subsidiaries previously entered into forward foreign exchange contracts to minimize the short-term impact of Canadian dollar fluctuations on some of its Canadian dollar denominated commitments. Gains or losses on these contracts are deferred and are included in operations in the same period in which the related transactions are settled.

HEDGING

     We periodically enter into contracts to hedge against the volatility in the price of natural gas, which is used in the production of styrene and methanol. These transactions generally take the form of price collars, and are placed with major financial institutions and industrial companies. The results of the hedging transactions are included in Cost of Goods Sold as the related production of styrene and methanol occurs.

EARNINGS PER SHARE

     For purposes of computing net loss per common share, net loss has been adjusted by an amount equal to the fair market value of "Released Shares," which are shares held by Chemicals' employee stock ownership plan that have been allocated to the ESOP accounts of our employees, minus amounts previously recognized as compensation expense with respect to Released Shares, adjusted to reflect the amount of depreciation/appreciation in value of Released Shares in prior periods. This adjustment to net loss is made because we are obligated, under certain circumstances, to purchase from participants under the plan any shares of Holdings' common stock distributed by the ESOP to these participants. The weighted average number of outstanding shares of the common stock of Holdings and the computation of the net loss per common share are as follows (in thousands):


                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                        ------------------------------------------
                                                                            2000           1999           1998
                                                                        ------------   ------------   ------------
Net loss attributable to common stockholders                            $    (89,960)  $   (112,712)  $    (48,579)
Adjustment for depreciation (appreciation) in value of Released Shares          (431)         1,048            298
                                                                        ------------   ------------   ------------
Net loss for purpose of computing net  loss per share                   $    (90,391)  $   (111,664)  $    (48,281)
                                                                        ============   ============   ============

Net loss per common share                                               $      (7.13)  $      (8.94)  $      (3.99)
                                                                        ============   ============   ============

Weighted average shares outstanding                                           12,670         12,495         12,104
                                                                        ============   ============   ============


As losses were incurred in fiscal 2000, 1999, and 1998, basic and diluted earnings per share are the same for these periods.

COMPREHENSIVE INCOME (LOSS) (in thousands):

                                CUMULATIVE
                                TRANSLATION
                                ADJUSTMENT     PENSION ADJUSTMENT        TOTAL
                             ----------------  ------------------  ----------------
Balance, September 30, 1997  $        (21,093)  $            (31)  $        (21,124)
Changes                               (11,466)               (90)           (11,556)
                             ----------------   ----------------   ----------------
Balance, September 30, 1998           (32,559)              (121)           (32,680)
Changes                                 3,972                (60)             3,912
                             ----------------   ----------------   ----------------
Balance, September 30, 1999           (28,587)              (181)           (28,768)
Changes                                (2,015)                47             (1,968)
                             ----------------   ----------------   ----------------
Balance, September 30, 2000  $        (30,602)  $           (134)  $        (30,736)
                             ================   ================   ================


There is no tax expense or benefit associated with the cumulative translation adjustment amounts above. The pension adjustment amounts are net of tax provision (benefit) of $24,000, $(32,000), and $(49,000) for the fiscal years ended September 30, 2000, 1999, and 1998, respectively.

ENVIRONMENTAL COSTS

     Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments or remedial efforts are probable and the cost can be reasonably estimated.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      In preparing disclosures about the fair value of financial instruments, we have assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable, and certain accrued expenses due to the short maturities of these instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

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


2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                             SEPTEMBER 30,
                                                                        -----------------------
                                                                           2000         1999
                                                                        ----------   ----------
                                                                         (Dollars in Thousands)
Inventories:
   Finished products .................................................  $   53,746   $   37,484
   Raw materials .....................................................      14,107       10,355
                                                                        ----------   ----------
Inventories at  cost .................................................      67,853       47,839
   Inventories under exchange agreements .............................      (3,666)       2,562
   Stores and supplies ...............................................      19,539       20,063
                                                                        ----------   ----------
                                                                        $   83,726   $   70,464
                                                                        ==========   ==========
Property, plant, and equipment:
   Land ..............................................................  $   10,237   $   10,274
   Buildings .........................................................      57,074       56,728
   Plant and equipment ...............................................     718,318      673,108
   Construction in progress ..........................................      17,618       39,388
   Less:  accumulated depreciation ...................................    (484,621)    (376,775)
                                                                        ----------   ----------
                                                                        $  318,626   $  402,723
                                                                        ==========   ==========
Other assets:
   Patents and technology, net .......................................  $   15,641   $   21,630
   Debt issue costs, net .............................................      30,791       34,055
   Other .............................................................      26,619       30,965
                                                                        ----------   ----------
                                                                        $   73,051   $   86,650
                                                                        ==========   ==========
Accrued liabilities:
   Repairs ...........................................................  $   13,500   $    9,635
   Interest ..........................................................      20,650       20,778
   Compensation ......................................................      27,018       18,174
   Property taxes ....................................................       6,469        8,243
   Other .............................................................      23,579       23,053
                                                                        ----------   ----------
                                                                        $   91,216   $   79,883
                                                                        ==========   ==========

Deferred credits and other liabilities:
   Deferred revenue ..................................................  $    4,659   $    7,667
   Accrued postretirement, pension, and post employment benefits .....      57,583       54,084
   Other .............................................................       8,702       15,142
                                                                        ----------   ----------
                                                                        $   70,944   $   76,893
                                                                        ==========   ==========

3. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                     SEPTEMBER 30,
                                              ---------------------------
                                                  2000           1999
                                              ------------   ------------
                                                 (Dollars in Thousands)
Revolving credit facilities ................  $     37,206   $     54,643
Saskatoon term loans .......................        34,904         44,045
11 1/4% notes ..............................       152,154        152,485
11 3/4% notes ..............................       275,000        275,000
12 3/8% notes ..............................       295,000        295,000
                                              ------------   ------------
   Total Chemicals' debt outstanding .......       794,264        821,173
13 1/2% notes ..............................       169,886        147,628
                                              ------------   ------------
   Total Holdings' debt outstanding ........       964,150        968,801
                                              ------------   ------------
Less:
   Current maturities ......................        (2,580)        (4,246)
                                              ------------   ------------
Total long-term debt .......................  $    961,570   $    964,555
                                              ============   ============

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer pursuant to which all of these notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of that subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of that subsidiary. However, the 12 3/8% Notes and the guarantees are subordinated to the extent of the collateral securing Chemicals' secured revolving credit facilities. The 12 3/8% Notes and the subsidiary guarantees are secured by (i) a second priority lien on all of our United States production facilities and related assets, (ii) a second priority pledge of all of the capital stock of each subsidiary guarantor, and (iii) a first priority pledge of 65% of the stock of certain of the Company's subsidiaries incorporated outside of the United States.

     The 12 3/8% Notes bear interest at the annual rate of 12 3/8%, payable semi-annually on January 15 and July 15 of each year commencing January 15, 2000. Except as otherwise provided below, the 12 3/8% Notes may not be redeemed by Chemicals prior to July 15, 2003. From that date until July 15, 2004, the
12 3/8% Notes may be redeemed at a premium of the principal amount thereof at maturity of 106.188% and, from July 15, 2004 until July 15, 2005, the 12 3/8% Notes may be redeemed at a premium of the principal amount thereof at maturity of 103.094%. Thereafter, Chemicals may redeem the 12 3/8% Notes at their face value plus accrued and unpaid interest. Prior to July 15, 2002, Chemicals may redeem in the aggregate up to 35% of the original principal amount of the 12 3/8% Notes with the proceeds of one or more specified Public Equity Offerings. Such redemptions may be made at a redemption price of 112.375% of the face value of the 12 3/8% Notes plus accrued and unpaid interest to the redemption date. After such redemption, at least $191.75 million aggregate principal amount of the 12 3/8% Notes must remain outstanding.

     On July 23, 1999, Chemicals also established two secured revolving credit facilities providing up to $155,000,000 in revolving credit loans (the "Revolvers") under a single Revolving Credit Agreement (the "Credit Agreement"). Under the Credit Agreement, Chemicals and each of its direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Revolvers consist of (i) an $85,000,000 revolving credit facility (the "Current Assets Revolver") secured by a first priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers, and (ii) a $70,000,000 revolving credit facility (the "Fixed Assets Revolver") secured by a first priority lien on all of our United States production facilities and related assets, all of the capital stock of Chemicals, and all of the capital stock of each co-borrower and a second priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the other co-borrowers.

     Funding under the 12 3/8% Notes offering and the Revolvers occurred on July 23, 1999. The proceeds of the 12 3/8% Notes offering and the initial borrowings under the Revolvers were used to completely repay all outstanding indebtedness under Chemicals' then existing senior credit facility.

     Approximately $37.2 million was drawn under the Fixed Assets Revolver at September 30, 2000. Borrowings under the Fixed Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the Credit Agreement) plus 3.75% or the Alternate Base Rate plus 2.25%. Borrowings under the Current Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.00% or the Alternate Base Rate plus 1.50%. The "Alternate Base Rate" is equal to the greater of the Base Rate as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2% (as such terms are defined in the Credit Agreement.). At September 30, 2000, the weighted average interest rate in effect was 11.8%. The Credit Agreement also requires Chemicals and the co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the Fixed Assets Revolver, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the Current Assets Revolver. Available credit under the Current Assets Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42,500,000. In addition, the borrowing base for the Current Assets Revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

     The Fixed Assets Revolver matures on July 23, 2004, with quarterly commitment reductions totaling 30% of the total commitment in the twelve month period ending July 23, 2003 and the balance in the following twelve month period. The Current Assets Revolver matures in five years, with no scheduled commitment reductions prior to that time. However, the commitments for each of the Fixed Assets Revolver and the Current Assets Revolver is permanently reduced to the extent required under the Credit Agreement upon prepayments made out of specific sources of funds, including certain equity issuances by Holdings and certain asset sales.

     As part of our recapitalization in August of 1996, Chemicals issued $275.0 million of its 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes") and Holdings issued 191,751 Units, with each Unit consisting of one 13 1/2% Senior Secured Discount Note due 2008 (the "13 1/2% Notes") and one warrant to purchase three shares of the common stock, par value $0.01 per share, of Holdings ("Holdings Common Stock") for $0.01 per share. Holdings received $100 million in initial proceeds upon issuing $191.8 million of 13 1/2% Notes under the Units offering. On April 7, 1997, Chemicals issued $150.0 million of its
11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes").

     The 11 3/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 1/4% Notes and all future senior subordinated indebtedness. The 11 3/4% Notes bear interest at the annual rate of 11 3/4%, payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997. The 11 3/4% Notes may not be redeemed by Chemicals prior to August 15, 2001. From that date through August 15, 2004, the 11 3/4% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 105.875% and 101.958%. After August 15, 2004, Chemicals may redeem the 11 3/4% Notes at their face value plus accrued and unpaid interest.

     The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4 % Notes and all future senior subordinated indebtedness of Chemicals. The 11 1/4% Notes bear interest at the annual rate of 11 1/4%, payable semi-annually on April 1 and October 1 of each year commencing October 1, 1997. The 11 1/4% Notes may not be redeemed by Chemicals prior to April 1, 2002. From that date through April 1, 2005, the
11 1/4% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 105.625% and 101.875%. After April 1, 2005, Chemicals may redeem the 11 1/4% Notes at their face value plus accrued and unpaid interest.

     The 13 1/2% Notes are senior secured obligations of Holdings and rank equally in right of payment with all other senior indebtedness of Holdings and senior in right of payment to all subordinated indebtedness of Holdings. The
13 1/2% Notes will accrete interest until August 15, 2001, with no interest payable in cash until February 15, 2002, at an annual rate of 13 1/2%, compounded semi-annually. Commencing in 2002, interest will be payable on the 13 1/2% Notes semi-annually on February 15 and August 15 of each year until maturity. The 13 1/2% Notes may not be redeemed by Holdings prior to August 15, 2001. From that date through August 15, 2006, the 13 1/2% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 106.75% and 101.35%. After August 15, 2006, Holdings may redeem the 13 1/2% Notes at their principal amount plus accrued interest.

     Under the terms of our Credit Agreement, we cannot redeem all or any portion of the 12 3/8% Notes, 11 3/4% Notes, or 11 1/4% Notes at any time unless expressly required to do so under the relevant indentures. In addition, our ability to redeem all of any portion of the 11 3/4% Notes or 11 1/4% Notes is restricted under the indenture governing the 12 3/8% Notes.

     The indentures governing the 12 3/8% Notes, 11 1/4% Notes, 11 3/4% Notes, and 13 1/2% Notes contain numerous financial and operating covenants, including, but not limited to, restrictions on Chemicals' or Holdings' ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions, and refinance existing indebtedness. In addition, these indentures include various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, these indentures and the Credit Agreement do not require Holdings or Chemicals to satisfy any financial ratios or maintenance tests.

     The indentures governing the 11 1/4 % Notes, the 11 3/4% Notes, and the 12 3/8% Notes and the Credit Agreement contain provisions which restrict the payment of advances, loans, and dividends from Chemicals to Holdings. The most restrictive of these covenants limits such payments during fiscal 2001 to approximately $2.0 million, plus any amounts due Holdings from Chemicals under the intercompany tax sharing agreement.

     On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd. ("Saskatoon Chemicals"), a subsidiary of Weyerhaeuser Canada Ltd. (the "Saskatoon Acquisition"). In connection with the Saskatoon Acquisition, Sterling Sask entered into a credit agreement (the "Saskatoon Credit Agreement") with The Chase Manhattan Bank of Canada, individually and as administrative agent. Funding under the Saskatoon Credit Agreement occurred July 10, 1997, upon consummation of the Saskatoon Acquisition. The Saskatoon Credit Agreement provides for a revolving credit facility of Cdn. $8.0 million (the "Saskatoon Revolver"), and a term loan facility consisting of a Cdn. $21.2 million Tranche A term loan due June 30, 2003, and a $36.4 million Tranche B term loan due June 30, 2005 (the "Saskatoon Term Loans"). Advances under the Saskatoon Revolver are subject to a borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of 50% of the borrowing base. At September 30, 2000, the borrowing base did not limit available credit and there were no borrowings outstanding under the Saskatoon Revolver. Sterling Sask's obligations under the Saskatoon Credit Agreement are secured by substantially all of the assets of Sterling Sask. The Saskatoon Credit Agreement requires Sterling Sask to satisfy certain financial covenants and tests. In addition, the Saskatoon Credit Agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the Saskatoon Term Loans. A prepayment of Cdn. $7.1 million was made in September of 2000 pursuant to this obligation.

     The Sterling Sask Tranche A term loan and the Saskatoon Revolver borrowings bear interest, at Sterling Sask's option, at an annual rate of either the Bankers Acceptance Rate or the Base Rate plus an Applicable Margin ranging from 1% to 2.5% depending upon Sterling Sask's Leverage Ratio (as such terms are defined in the Saskatoon Credit Agreement). The Tranche B term loan bears interest, at Sterling Sask's option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin ranging from 0% to 2.5% depending upon Sterling Sask's Leverage Ratio. The "Base Rate" for the Tranche A term loan and the Saskatoon Revolver is equal to the greater of the Prime Rate for Canadian Dollar commercial loans made in Canada, as announced from time to time by the agent bank, or the rate for Canadian Dollar Bankers Acceptances accepted by the agent with a term to maturity of 30 days plus 1% (as such terms are defined in the Saskatoon Credit Agreement). The "Base Rate" for the Tranche B term loan is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1% (as such terms are defined in the Saskatoon Credit Agreement). At September 30, 2000, the interest rates in effect for the Tranche A and Tranche B term loans were 8.4% and 9.7%, respectively. The Saskatoon Credit Agreement also requires Sterling Sask to pay a commitment fee in the amount of 1/2% commitment under the Saskatoon Revolver.

     The Saskatoon Credit Agreement contains provisions, which restrict the payment of advances, loans, and dividends from Sterling Sask to Chemicals or Holdings. The most restrictive of these covenants limits such payments during fiscal 2001 to approximately $1.0 million, plus any amounts due to Chemicals or Holdings from Sterling Sask under the intercompany tax sharing agreement.

DEBT MATURITIES

     The estimated remaining principal payments on the outstanding debt follows:

YEAR ENDING                                                                       PRINCIPAL
SEPTEMBER 30,                                                                     PAYMENTS
-------------                                                                     --------
                                                                            (Dollars in Thousands)
2001                                                                             $   2,580
2002                                                                                 4,659
2003                                                                                 9,374
2004                                                                                51,784
2005                                                                                 3,714
Thereafter .............................................................           892,039
                                                                                 ---------
        Total Debt......................................................         $ 964,150
                                                                                 =========


4. INCOME TAXES

     A reconciliation of federal statutory income taxes to our effective tax provision (benefit) before extraordinary item follows:

                                                    YEAR ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                      (Dollars in Thousands)
Benefit for income taxes at statutory rates ...  $(28,841)  $(51,526)  $(26,968)
Taxable foreign dividends .....................     2,889      4,295         --
Change in valuation allowance .................    31,093      1,514         --
Non-deductible expenses .......................       879        815         --
State and foreign income taxes ................    (1,437)       550      1,422
Other .........................................       (23)     9,416         --
                                                 --------   --------   --------
Effective tax provision (benefit) .............  $  4,560   $(34,936)  $(25,546)
                                                 ========   ========   ========

The benefit for income taxes is composed of the following:

                                                 YEAR ENDED SEPTEMBER 30,
                                               -----------------------------
                                                 2000      1999       1998
                                               --------  --------   --------
                                                  (Dollars in Thousands)
Current federal .............................  $     --  $  2,246   $ (5,900)
Deferred federal ............................        --   (36,724)   (21,854)
Current foreign .............................     3,328        --         --
Deferred foreign ............................      (257)   (1,300)     2,132
Provincial and state income taxes ...........     1,489       842         76
                                               --------  --------   --------
Total tax provision (benefit) ...............  $  4,560  $(34,936)  $(25,546)
                                               ========  ========   ========

The components of our deferred income tax assets and liabilities are summarized below:

                                            YEAR ENDED SEPTEMBER 30,
                                          ---------------------------
                                              2000           1999
                                          ------------   ------------
                                             (Dollars in Thousands)
Deferred tax assets:
Accrued liabilities ....................  $     11,513   $     12,050
Accrued postretirement cost ............        13,638         11,991
Tax loss and credit carry forwards .....        58,982         64,044
Discount note interest .................        24,466         17,393
Other ..................................        16,275         12,707
                                          ------------   ------------
Total deferred tax assets ..............       124,874        118,185
                                          ------------   ------------


Deferred tax liabilities:
Property, plant and equipment ..........  $    (42,018)  $    (68,732)
Other ..................................        (4,722)        (2,629)
                                          ------------   ------------
Total deferred tax liabilities .........       (46,740)       (71,361)
Valuation allowance ....................       (32,607)        (1,514)
                                          ------------   ------------
Net deferred tax assets ................        45,527         45,310
Less: current deferred tax assets ......        (8,470)       (16,888)
                                          ------------   ------------
Long-term deferred tax assets ..........  $     37,057   $     28,422
                                          ============   ============

     We have approximately $164 million in United States net operating losses which will be carried forward that will expire from fiscal 2018 to 2019 if not utilized in prior years. We also have approximately Cdn. $8.2 million in Canadian non-capital loss carryforwards and Cdn. $1.4 million of investment tax credits which will expire from 2001 through 2006.


5. EMPLOYEE BENEFITS

     We have established the following benefit plans:

RETIREMENT BENEFIT PLANS

     We have non-contributory pension plans in the United States and employer and employee contributory plans in Canada which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. For our employees who were employed as of September 30, 1986 and who were previously employed by Monsanto Company, we recognize their Monsanto pension years of service for purposes of determining benefits under our plans. For our employees who were employed on August 21, 1992, and who were previously employed by Tenneco Inc., we recognize their Tenneco Inc. pension years of service for purposes of determining benefits under our plans. For our employees who were employed as of January 31, 1997 and, who:
(i) were previously employed by Cytec Industries Inc. and (ii) elected to retire on or before January 31, 1999, we supplement the standard pension payable such that the employee's total combined pension from us and from the Cytec Nonbargaining Employees' Retirement Plan equals the amount the employee would have received had he or she remained an employee of Cytec until retirement. The estimated liability for such supplements as of September 30, 2000 and 1999 is immaterial. Our funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities.

Information concerning the pension obligation, plan assets, amounts recognized in our financial statements, and underlying actuarial assumptions is stated below.

                                                                           SEPTEMBER 30,
                                                                   ---------------------------
                                                                       2000           1999
                                                                   ------------   ------------
                                                                     (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ......................  $    114,390   $     96,327
   Currency rate conversion .....................................          (293)           556
   Service cost .................................................         4,498          5,198
   Interest cost ................................................         8,446          6,735
   Plan amendments ..............................................            --          2,878
   FAS 88 additional benefits ...................................            --         10,765
   Actuarial gain ...............................................        (2,158)        (1,205)
   Benefits paid ................................................        (7,342)        (6,864)
                                                                   ------------   ------------
   Benefit obligation at end of year ............................  $    117,541   $    114,390
                                                                   ============   ============
Change in plan assets:
   Fair value at beginning of year ..............................  $     99,291   $     86,187
   Currency rate conversion .....................................          (276)           498
   Actual return on plan assets .................................        15,201         18,705
   Employer contributions .......................................         3,736            765
   Participants' contributions ..................................            --             --
   Benefits paid ................................................        (7,342)        (6,864)
                                                                   ------------   ------------
   Fair value at end of year ....................................  $    110,610   $     99,291
                                                                   ============   ============
Development of net amount recognized:
   Funded status ................................................  $     (6,931)  $    (15,100)
   Unrecognized cost:
      Actuarial gain ............................................       (13,051)        (4,197)
      Prior service cost ........................................         6,764          7,561
      Transition liability ......................................           979          1,354
                                                                   ------------   ------------
   Net amount recognized ........................................  $    (12,239)  $    (10,382)
                                                                   ============   ============
Amounts recognized in the statement of financial position:
   Prepaid pension cost .........................................  $        418   $        529
   Accrued pension cost .........................................       (12,909)       (13,531)
   Intangible asset .............................................            45          2,341
   Accumulated other comprehensive income (pre-tax) .............           207            279
                                                                   ------------   ------------
   Net amount recognized ........................................  $    (12,239)  $    (10,382)
                                                                   ============   ============

For plans with benefit obligations in excess of plan assets, the benefit obligation and fair value of plan assets were $45.2 million and $39.6 million, respectively, at September 30, 2000.

Net periodic pension costs consist of the following components:

                                                                           SEPTEMBER 30,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
                                                                     (Dollars in Thousands)
Components of net pension costs:
   Service cost-benefits earned during the year ............  $    4,498    $    5,198    $    5,093
   Interest on prior year's projected benefit obligation ...       8,446         6,735         6,153
   Expected return on plan assets ..........................      (8,537)       (7,538)       (7,411)
   Net amortization:
      Actuarial loss (gain) ................................         809           634          (130)
      Prior service cost ...................................           7            73           658
      Transition liability .................................         375           376           378
   Settlement/Curtailment loss .............................          --        11,337            --
                                                              ----------    ----------    ----------
   Net pension costs .......................................  $    5,598    $   16,815    $    4,741
                                                              ==========    ==========    ==========
Weighted-average assumptions:
   Discount Rate ...........................................        7.50%         7.50%         7.00%
   Rates of increase in salary compensation level ..........        5.38%         5.38%         4.75%
   Expected long-term rate of return on plan assets ........        8.76%         8.77%         8.00%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     We provide certain health care benefits and life insurance benefits for retired employees. Substantially all of our employees become eligible for these benefits at normal retirement age. We accrue the cost of these benefits during the period in which the employee renders the necessary service.

     Health care benefits are provided to employees who retire from us with ten or more years of service credit except for Canadian employees covered by collective bargaining agreements. All of our employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. For United States employees, postretirement medical plan deductibles are assumed to increase at the rate of the long-term consumer price index.

     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements, and underlying actuarial assumptions are stated below.

                                                                              SEPTEMBER 30,
                                                                        ------------------------
                                                                           2000          1999
                                                                        ----------    ----------
                                                                         (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year ..........................   $   45,674    $   43,131
   Service cost .....................................................          751         1,200
   Interest cost ....................................................        2,759         3,005
   Plan amendments, curtailments, and special termination benefit ...          (82)       (2,472)
   Actuarial (gain) loss ............................................       (6,168)        3,124
   Benefits paid ....................................................       (2,872)       (2,314)
                                                                        ----------    ----------
   Benefit obligation at end of year ................................   $   40,062    $   45,674
                                                                        ==========    ==========
Development of net amount recognized:
   Funded status ....................................................   $  (40,062)   $  (45,674)
   Unrecognized cost:
      Actuarial loss ................................................        4,862        11,380
      Prior service cost ............................................       (5,447)       (5,943)
                                                                        ----------    ----------
   Net amount recognized ............................................   $  (40,647)   $  (40,237)
                                                                        ==========    ==========

Net periodic plan costs consist of the following components:

                                                                SEPTEMBER 30,
                                                     ----------------------------------
                                                       2000         1999         1998
                                                     --------     --------     --------
                                                           (Dollars in Thousands)
Components of net plan costs:
   Service cost ..................................   $    751     $  1,200     $  1,466
   Interest cost .................................      2,759        3,005        2,818
   Net amortization:
      Actuarial loss (gain) ......................        268          340           (3)
      Prior service cost .........................       (496)        (233)          29
   Curtailment and special termination benefit ...         --       (1,150)          --
                                                     --------     --------     --------
   Net plan costs ................................   $  3,282     $  3,162     $  4,310
                                                     ========     ========     ========
Weighted-average assumptions:
   Discount Rate .................................       7.50%        6.75%        7.50%


     The weighted average annual assumed health care trend rate is assumed to be 7.3% for 2000. The rate is assumed to decrease gradually to 5.6% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:



                                                                               1% Increase        1% Decrease
                                                                            ----------------    ---------------
                                                                                  (Dollars in Thousands)
Effect on total of service and interest cost components...............      $         195       $       (170)
Effect on post-retirement benefit obligation..........................              1,935             (1,679)

     We recorded a $10.2 million charge, included in other expense, increasing our pension liability and other postretirement benefits liability in the second quarter of fiscal 1999 as a result of an early retirement program for employees at our Texas City plant and certain benefit changes for all of our U.S. employees. The early retirement program resulted in curtailment expense for the pension plan and special termination benefits expenses for both the pension and the other postretirement benefits plans, partially offset by the curtailment gain from the reduction of postretirement life insurance benefits for our currently active U.S. employees.

EMPLOYEE STOCK OWNERSHIP TRUST

     In connection with our recapitalization in August of 1996, an Employee Stock Ownership Trust (the "ESOT") was established which covers substantially all United States employees. Allocations of shares of common stock were made annually to participants. The ESOT primarily invests in shares of Holdings Common Stock and borrowed $6.5 million from Chemicals to purchase approximately 542,000 shares of Holdings Common Stock. In addition, during fiscal 1998 and 1997, the ESOT purchased 14,000 and 99,000, respectively, shares of Holdings Common Stock. In fiscal 2000, 1999, and 1998, 163,000, 160,000, and 172,000, respectively, ESOT shares were allocated to employees. We recorded $0.9 million, $0.7 million, and $1.4 million of expense related to the ESOT in fiscal 2000, 1999, and 1998, respectively. The shares of Holdings Common Stock purchased by the ESOT in August of 1996 were pledged as security for the ESOP loan. As of September 30, 2000, the ESOP loan had been repaid in full and all shares of Holdings Common Stock held by the ESOT had been released and will be allocated to the ESOT participants' accounts. No additional allocations are contemplated at this time.

SAVINGS AND INVESTMENT PLAN

     Our Sixth Amended and Restated Savings and Investment Plan covers substantially all United States employees, including executive officers. This Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to their Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code for "highly compensated" participants. A participant's contributions become distributable upon the termination of his or her employment. We did not make any contribution to this plan in fiscal 2000. Beginning October 1, 2000, we began matching 50% of a participant's contributions, to the extent such contributions do not exceed 7% of such participant's cash compensation (excluding bonuses, profit sharing, and similar types of compensation).

EMPLOYEE SAVINGS PLAN

     We introduced an employee savings plan for all eligible full-time Canadian employees effective as of October 1, 2000. Each participant has the option to contribute a percentage of his or her earnings to the Canadian savings plan, with no limit on the maximum percentage contributed. Beginning October 1, 2000 we began matching 100% of a participant's contributions, to the extent such contributions do not exceed 3.5% of such participant's cash compensation (excluding bonuses, profit sharing, and similar types of compensation).

PROFIT SHARING AND BONUS PLANS

     In January 1997, our Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees, and a Bonus Plan that is designed to provide certain of our exempt salaried employees with the opportunity to earn bonuses depending, among other things, on our annual financial performance. We incurred $3.7 million and $7.4 million of expenses related to the Profit Sharing Plan and Bonus Plan, respectively, in fiscal 2000. No expenses for profit sharing or bonuses were incurred in fiscal 1999 or 1998.

OMNIBUS STOCK AWARDS AND INCENTIVE PLAN

     In April 1997, our Board of Directors approved the establishment of our Omnibus Stock Awards and Incentive Plan (as amended, the "Omnibus Plan"). Under the Omnibus Plan, we may grant our key employees incentive and nonqualified stock options, SARs, restricted stock awards, performance awards, and phantom stock awards. Approximately 1,000,000 shares of Holdings Common Stock are available for issuance under the Omnibus Plan, of which 745,645 shares are the subject of outstanding grants. The terms and amounts of the awards (including vesting schedule) are determined by the Compensation Committee of our Board of Directors. Generally, outstanding stock options become exercisable (vest) in equal annual installments beginning a year from date of grant and ending five years from date of grant. In the event of a specified change of control of Holdings or a qualified public offering of Holdings Common Stock, all awards immediately vest and become exercisable. Our Board of Directors has approved an amendment to the Omnibus Plan under which the total number of shares available for issuance under the Omnibus Plan will be increased to 2,000,000. This amendment is being presented to our stockholders for ratification and approval at the annual meeting of our stockholders being held on January 24, 2001.

     During fiscal 1999 and 1998, we issued 1,500 and 22,500, respectively, restricted stock awards to certain employees. These restricted stock awards vested 25% immediately, with 1/3 of remaining shares vesting each year after the date of grant.

AMENDED AND RESTATED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS

     In April 1997, our Board of Directors approved the establishment of our 1997 Nonqualified Stock Option Plan for Non-Employee Directors. Each of our non-employee directors is eligible to participate in this Plan. Each eligible director on the date of adoption of this Plan was granted an option to acquire 2,000 shares of Holdings Common Stock (4,000 shares for the Vice-Chairman), and each eligible director who was serving on the Board of Directors on each subsequent October 1st was automatically granted an option to acquire 1,000 shares of Holdings Common Stock (2,000 shares for the Vice-Chairman). Effective as of April 26, 2000, our 1997 Nonqualified Stock Option Plan was amended and restated as our Amended and Restated Stock Plan for Non-Employee Directors. Under our Amended and Restated Stock Plan, each of our non-employee directors will receive $15,000 in shares of our common stock and options to purchase 2,000 shares of our common stock on October 1 of each year, starting with October 1, 2000. The annual grant of shares under our Amended and Restated Stock Plan is valued at the average market price for a share of our common stock during the 90-day period ending on the date of grant. Under both our 1997 Nonqualified Stock Option Plan and our Amended and Restated Stock Plan, each of our non-employee directors has the ability to elect not to participate. All options expire ten years from the date of grant, are granted with an exercise price at or above the fair market value of a share of Holdings Common Stock on the date of grant (as determined by our Board of Directors) and vest and are exercisable immediately. As of September 30, 2000, a total of 160,000 shares of Holdings Common Stock are reserved for issuance under this Plan, of which 32,000 shares are the subject of outstanding options.

OUTSTANDING STOCK OPTIONS

     A summary of the status of our outstanding stock options as of September 30, 2000, 1999, and 1998 and changes during the years then ended is presented below:

                                               2000                          1999                         1998
                                    -----------------------------  ----------------------------  ----------------------------
                                      SHARES     WEIGHTED-AVERAGE   SHARES     WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE
                                       (IN           EXERCISE        (IN          EXERCISE         (IN         EXERCISE
                                    THOUSANDS)       PRICE(1)      THOUSANDS)     PRICE(1)       THOUSANDS)      PRICE
                                    ----------   ----------------  ----------  ----------------  ----------  ----------------
Outstanding at beginning of year           682      $   6.14              692     $  11.74             241     $  12.00

Granted                                    123      $   6.00               95     $   6.08             489     $  11.62

Forfeited                                  (27)     $   6.00             (105)    $   6.00             (38)    $  11.94
                                    ----------                     ----------                    ---------     --------
Outstanding at end of year                 778      $   6.13              682     $   6.14             692     $  11.74
                                    ==========      ========       ==========     ========       =========     ========
Options exercisable at end of year         360                            178                           86
                                    ==========                     ==========                    =========

     (1) On December 14, 1998, we issued to all of our employees who held stock options on that date new options with an exercise price of $6.00 per share. The new options were issued in exchange for and in cancellation of stock options previously issued to those employees for the same number of shares and with the same vesting schedules.

     The range of exercise prices for options outstanding at September 30, 2000, was $6.00 - $12.00, with all exercisable options having an exercise price range of $6.00 - $12.00.

     During fiscal 1998, Holdings granted certain employees rights to purchase an aggregate of 230,000 shares of Holdings Common Stock, at then current market prices. These rights expired without being exercised.

     All stock options are granted with an exercise price at or above fair market value of a share of Holdings Common Stock at the grant date. The weighted average fair value of the stock options granted during fiscal 2000, 1999, and 1998 was $0.6 million, $0.6 million, and $1.9 million, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in fiscal 2000, 1999, and 1998: risk free interest rate of 5.8%, 5.9% and 4.4%, respectively; expected dividend yield of 0.0% for all years; expected life of ten years for all years; and expected volatility of 83%, 59%, and 29%, respectively. Stock options generally expire ten years from the date of grant and fully vest after five years. The outstanding stock options at September 30, 2000 have a weighted average contractual life of approximately 8 years.

     In accordance with Statement of Financial Accounting Standard ("SFAS") 123, "Accounting for Stock-Based Compensation," we utilize the intrinsic value method of accounting for stock-based compensation, and no compensation costs have been recognized for stock option awards described above. Had compensation cost for all option issuances been determined consistent with SFAS No. 123, it would not have had a material impact on our pro forma net loss and loss per share for fiscal 2000, 1999, or 1998.


6. COMMITMENTS AND CONTINGENCIES

PRODUCT CONTRACTS

     We have certain long-term agreements, which provide for the dedication of 100% of our production of acetic acid, methanol, plasticizers, sodium cyanide, calcium hypochlorite, and DSIDA, each to one customer. We also have various sales and conversion agreements, which dedicate significant portions of our production of styrene and acrylonitrile to various customers. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

LEASE COMMITMENTS

     We have entered into various long-term noncancellable operating leases. Future minimum lease commitments at September 30, 2000, are as follows: fiscal 2001 -- $6.4 million; fiscal 2002 -- $5.3 million; fiscal 2003 -- $4.7 million; fiscal 2004 -- $4.3 million; fiscal 2005 -- $3.5 million; and thereafter -- $7.1 million.

ENVIRONMENTAL AND SAFETY MATTERS

     Our operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health, and safety laws, regulations, and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, storage, disposal, and other waste handling practices and equipment.

     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance in all material respects with all applicable environmental and health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, and the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

     Our operating expenditures for environmental matters, mostly waste management and compliance, were approximately $31 million for fiscal 2000 and $30 million for fiscal 1999. We also spent approximately $1 million for environmentally related capital projects in fiscal 2000 and $6 million for these types of capital projects in fiscal 1999. In fiscal 2001, we anticipate spending approximately $4 million for capital projects related to waste management and environmental compliance. There are no capital expenditures related to remediation of environmental conditions projected for fiscal 2001.

     Any significant ban on all chlorine containing compounds could have a materially adverse effect on our financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is one of our pulp chemicals products. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation, but there can be no assurance that this regulation will be changed. In the event such a regulation is implemented, we would seek to sell the products we manufacture at our British Columbia facility to customers in other markets. We are not aware of any other laws or regulations in place in North America that would restrict the use of such products for other purposes.

LEGAL PROCEEDINGS

     Ammonia Release

     On May 8, 1994, an ammonia release occurred at our Texas City plant while a reactor in the acrylonitrile unit was being restarted after a shutdown for routine maintenance. Approximately 52 lawsuits and interventions involving approximately 6,000 plaintiffs were filed against us seeking an unspecified amount of money for alleged damages from the ammonia release. All claims related to this release have been resolved within the limits of our insurance coverage.

     Nickel Carbonyl Release

     On July 30, 1997, as the methanol unit at our Texas City plant was being shut down for repair, nickel carbonyl was formed when carbon monoxide reacted with nickel catalyst in the unit's reformer. After isolating the nickel carbonyl within the methanol unit, we worked with the permission and guidance of the Texas Natural Resources Conservation Commission to destroy the nickel carbonyl by incineration on-site. Prior to its incineration, several of our employees and contractor employees may have been exposed to nickel carbonyl in the methanol unit. Two lawsuits and two interventions involving approximately 306 plaintiffs were filed against us seeking an unspecified amount for alleged damages from the nickel carbonyl release. These lawsuits and interventions have either been dismissed or settled within the limits of our insurance coverage.

     Ethylbenzene Release

     On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at our Texas City facility. The released chemicals included ethylbenzene, benzene, polyethylbenzene, and hydrochloric acid. We do not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities. There have been nine lawsuits filed against us related to this release, which involve 1,561 plaintiffs/intervenors who seek an unspecified amount of damages. We believe that substantially all of our future out-of-pocket costs and expenses, including settlement payments and judgments, relating to these lawsuits will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on us, although we cannot give any assurances to that effect.

     Other Claims

     We are subject to various other claims and legal actions that arise in the ordinary course of its business.

LITIGATION CONTINGENCY

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third-party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our understanding of our insurance policies and indemnification agreements, discussions with our insurers and indemnitors, and consultation with outside legal counsel, in addition to our judgments. Based on the foregoing, as of September 30, 2000, we have accrued approximately $2.8 million as our estimate of our aggregate contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.2 million. At September 30, 2000, management estimates that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between $0 to $5 million. We believe that this additional reasonably possible loss would be substantially covered by insurance or indemnification.

     While we have based our estimates on our evaluation of available information to date and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse affect on our financial position, results of operations, or cash flows. In addition, the timing of probable insurance and indemnity recoveries, and payment of liabilities, if any, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.


7. SEGMENT, GEOGRAPHIC, AND MAJOR CUSTOMER INFORMATION

     Our operations are divided into two reportable segments: petrochemicals and pulp chemicals. The petrochemicals segment manufactures commodity petrochemicals and acrylic fibers. The pulp chemicals segment manufactures chemicals for use primarily in the pulp and paper industry. Operating segment information for 2000, 1999, and 1998 is presented below.


                                                       YEAR ENDED SEPTEMBER 30,
                                                -------------------------------------
                                                   2000         1999          1998
                                                ----------   ----------    ----------
                                                      (Dollars in Thousands)
Segment Information(1)

Revenues:
    Petrochemicals                              $  867,630   $  530,927    $  621,605
    Pulp chemicals                                 210,721      189,825       200,985
                                                ----------   ----------    ----------
Total                                           $1,078,351   $  720,752    $  822,590

Operating income (loss):
    Petrochemicals                              $    5,330   $  (63,710)   $   (3,442)
    Pulp chemicals                                  34,680       27,018        36,232
                                                ----------   ----------    ----------
Total                                           $   40,010   $  (36,692)   $   32,790

Depreciation and amortization expenses:
    Petrochemicals                              $   33,988   $   34,001    $   31,894
    Pulp chemicals                                  25,015       23,676        24,069
                                                ----------   ----------    ----------
Total                                           $   59,003   $   57,677    $   55,963

Interest expenses:
    Petrochemicals                              $   77,858   $   65,426    $   59,617
    Pulp chemicals                                  44,556       38,635        44,838
                                                ----------   ----------    ----------
Total                                           $  122,414   $  104,061    $  104,455

Capital expenditures:
    Petrochemicals                              $   21,126   $   21,252    $   16,768
    Pulp chemicals                                   7,671        8,288         9,854
                                                ----------   ----------    ----------
Total                                           $   28,797   $   29,540    $   26,622

Property, plant, and equipment, net:
    Petrochemicals                              $  153,853   $  223,519    $  263,692
    Pulp chemicals                                 164,773      179,204       186,623
                                                ----------   ----------    ----------
Total                                           $  318,626   $  402,723    $  450,315


(1) The petrochemicals segment is based in the United States. The pulp chemicals segment is primarily based in Canada.

     Sales to individual customers constituting 10% or more of total revenues and export sales were as follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------
                                                      2000          1999          1998
                                                   ----------    ----------    ----------
                                                          (Dollars in Thousands)
Major Customers:
    British Petroleum plc and subsidiaries         $  125,942    $   71,803    $  100,610
Export Sales:
    Export revenues                                $  460,046    $  200,448    $  233,165
    Percentage of total revenues                           43%           28%           28%


8. FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE

     We have entered into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The forward foreign exchange contracts had varying maturities with none exceeding 18 months. We made net settlements of United States dollars for Canadian dollars at rates agreed to at inception of the contracts. We do not engage in currency speculation. The last of our existing forward exchange contracts expired in March of 2000, and we do not intend to enter into any additional forward exchange contracts.

GAS HEDGE

     We hedged a portion of our natural gas to be used in the production of styrene and methanol during fiscal 1999, and 1998. At September 30, 2000, there were no outstanding natural gas hedges. We had a net loss of $1.5 million and $1.0 million in fiscal 1999 and 1998, respectively, due to natural gas hedging contracts.

INTEREST RATE SWAP

     We have entered into a declining balance interest rate swap contract to hedge a portion of our interest rate risk that expires in January 2002. At September 30, 2000, we had a contractual notional amount of $13.4 million outstanding with a fixed rate of 6.66% and a floating rate based on LIBOR. Our interest rate swap is settled on a quarterly basis, with the interest rate differential received or paid by us recognized as an adjustment to interest expense.

CONCENTRATIONS OF RISK

     We sell our products primarily to companies involved in the petrochemicals, acrylic fibers, and pulp and paper manufacturing industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for accounts receivable. However, letters of credit are required by us on many of our export sales. Historically, our credit losses have been minimal.

     We maintain cash deposits with major banks, which from time to time may exceed federally insured limits. We periodically assess the financial condition of these institutions and believe that the likelihood of any possible loss is minimal.

     Approximately 35% of our employees are covered by union agreements. Approximately 7% of our employees are covered by union agreements which could expire within one year.

INVESTMENTS

     It is our policy to invest our excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements, or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1 and direct obligations of the United States Government or its agencies. In addition, we will not invest more than $5 million with any single bank, financial institution, or United States corporation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, receivables, payables, and certain accrued expenses approximate fair value due to the short maturities of these instruments. The following table presents the carrying values and fair values of our long-term debt at September 30, 2000:

                                          CARRYING VALUE       FAIR VALUE
                                          --------------       ----------
                                               (Dollars in Thousands)
Revolving credit facilities              $      37,206      $      37,206
Saskatoon Term Loans                            34,904             34,904
11 1/4% Notes                                  152,154            114,563
11 3/4% Notes                                  275,000            200,750
12 3/8% Notes                                  295,000            304,219
13 1/2% Notes                                  169,886             70,948

     The fair values of the 13 1/2% Notes, 12 3/8% Notes, 11 1/4% Notes, and
11 3/4% Notes are based on quoted market prices. Due to the Revolvers and the Saskatoon Term Loans having variable interest rates, the fair value equals their carrying value.

     At September 30, 2000, our interest rate swap had a fair market value of zero, based on our estimate of what we would have to pay to terminate the swap at September 30, 2000.


9. RELATED PARTY TRANSACTIONS

     In May of 1999, we engaged Credit Suisse First Boston Corporation ("CSFB") and Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") as Joint-Book Running Managers in connection with the issuance by Chemicals of the 12 3/8% Notes. CSFB and DLJ also underwrote the Credit Agreement with The CIT Group/Business Credit, Inc., as Administrative Agent. We paid CSFB a total of $5,218,750 under these arrangement in fiscal 1999. John L. Garcia, one of our former directors, was a Managing Director and the Head of the Global Chemical Investment Banking Group of CSFB from 1994 until April of 1999.

     Since October 1, 1991, we have had ongoing commercial relationships in the ordinary course of business with certain affiliates of Koch Industries, Inc., including agreements for the supply of raw materials, sales of petrochemicals, and transportation of natural gas. During our fiscal years ended September 30, 2000, 1999, and 1998:

     o we made product sales to and purchased raw materials from Koch Chemical and Koch Nitrogren Company, indirect wholly owned subsidiaries of Koch Industries, Inc.;

     o we made payments to John Zink Company, an indirect wholly owned subsidiary of Koch Industries, Inc., in consideration for certain contracting and construction services performed at our Texas City facility; and

     o we made payments to Koch Gateway Pipeline Company for the transportation of natural gas to our acrylic fibers plant through a pipeline in which it is a partner.

Each of these relationships represented less than 5% of our revenues in each of such fiscal years. In addition, in 1998 we filed a lawsuit against John Zink Company seeking recovery for certain types of damages sustained in connection with a release of nickel carbonyl from our methanol unit on July 30, 1997. This lawsuit has been voluntarily dismissed but, under a tolling agreement between the parties, may be refiled at any time. In May of 2000, we entered into a new
3 1/2 year ammonia supply agreement with Koch Nitrogen. The new ammonia supply agreement replaced our prior ammonia supply agreement with Koch Nitrogen which was not scheduled to expire until 2002. The new ammonia supply agreement requires us to purchase the same annual quantity of ammonia from Koch Nitrogen but at a revised pricing formula. In connection with the execution of the new ammonia supply agreement, we made a payment to Koch Nitrogen of $1.2 million to settle a dispute under the old ammonia supply agreement and we also made a one-time payment to Koch Nitrogen of $1.8 million in exchange for the revised pricing formula. Koch Capital Services, Inc., an affiliate of Koch Industries, Inc., is one of our significant stockholders and, under the Voting Agreement described below, has the right to designate a member of our Board of Directors. George J. Damiris, one of our former directors, is an executive officer of Koch. Koch Capital has elected to waive its right to designate a member of our board.

     The holders of 6,653,583 shares of Holdings Common Stock, representing approximately 52% of our outstanding shares, are parties to a Third Amended and Restated Voting Agreement dated as of February 1, 1999 (the "Voting Agreement"). Three of our directors, Frank P. Diassi, Frank J. Hevrdejs, and T. Hunter Nelson, and one of our former directors, William A. McMinn, are parties to the Voting Agreement. Other parties to the Voting Agreement include

Koch Capital Services, Inc. (an affiliate of Koch Industries), affiliates of Clipper ("The Clipper Group"), affiliates of Olympus, CSFB, and Gordon A. Cain. The parties to the Voting Agreement are required to vote any shares of Holdings Common Stock owned by them in favor of three nominees to the Board of Directors of Holdings, one to be designated by each of Koch Capital Services, Inc., The Clipper Group, and Mr. Cain. Rolf H. Towe is the current designee of The Clipper Group. William A. McMinn, who recently resigned from our Board, was Mr. Cain's designee and Mr. Cain has the right to designate Mr. McMinn's replacement. Koch Capital has elected to waive its right to designate a member of our board. The rights of each of Koch Capital Services, Inc. and The Clipper Group to designate nominees under the Voting Agreement terminates on the earlier of August 21, 2006 or the time at which they beneficial own less than 5% of the outstanding shares of our Common Stock, respectively. The right of Mr. Cain to designate a nominee terminates upon the earlier of (i) December 15, 2008 and (ii) the later of (a) the expiration of the Standby Purchase Agreement to which he is a party (described below) and (b) the time at which Mr. Cain beneficial owns less than 5% of the outstanding shares of Holdings Common Stock.

     Under engagement letters dated April 15, 1998 and April 27, 1998, we engaged Chem Systems, an IBM company, to perform certain consulting services related to our styrene monomer business. In addition, on August 10, 1998, we engaged Chem Systems to conduct a site study of our Texas City plant and to benchmark our best practices and organizational structures against top quartile performers in the industry. Also, in connection with the refinancing in July of 1999, we paid Chem Systems amounts owed to them by DLJ related to the performance of an appraisal of some of our assets required for the refinancing. Finally, in 2000, Chem Systems performed ongoing appraisal evaluation services. In fiscal 1999 we paid Chem Systems an aggregate of $421,164. Peter Spitz, who is the father of Gary M. Spitz (Chief Financial Officer and a Vice President of the Company), was the Director of Chem Systems until August of 1999. Peter Spitz did not personally perform any direct services under any of these arrangements.

     As of December 15, 1998, we entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs, and Koch Capital Services, Inc. as described below in Footnote 10.


10. CAPITAL STOCK

     In connection with the issuance of the 13 1/2% Notes (see Note 3), Holdings issued 191,751 warrants to purchase three shares of Holdings Common Stock for $0.01, exercisable from August 1998 until August 2008. During fiscal 2000, 1999, and 1998, 1,515, 32,460, and 345,123 shares, respectively, of Holdings Common Stock were issued as a result of 505, 10,820, and 115,041, respectively, of these warrants being exercised. In connection with the Saskatoon Acquisition, Holdings also issued to holders of the Series B Preferred Stock warrants to purchase 201,048 shares of Holdings Common Stock for $0.01, exercisable from July 1997 until December 2007.

     In December 1998, we entered into separate Standby Purchase Agreements (collectively, the "Purchase Agreements") with each of Gordon A. Cain, William
A. McMinn, James Crane, Mr. Diassi, Mr. Hevrdejs, and Koch Capital Services, Inc. (collectively, the "Purchasers"). Pursuant to the terms of the Purchase Agreements, the Purchasers committed to purchase up to 2.5 million shares of Holdings Common Stock, at a price of $6.00 per share, if, as, and when requested by us at any time or from time to time prior to December 15, 2001. Under each of the Purchase Agreements, we may only require the Purchasers to purchase such shares if we believe that such capital is necessary to maintain, reestablish, or enhance Chemicals' borrowing ability under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. To induce the Purchasers to enter into the Purchase Agreements, we issued them warrants to purchase an aggregate of 300,000 shares of Holdings Common Stock at an exercise price of $6.00 per share In addition, we agreed to issue to the Purchasers additional warrants to purchase up to 300,000 additional shares of Holdings Common Stock if, as, and when they purchase shares of Holdings Common Stock under the Purchase Agreements. Any shares of Holdings Common Stock purchased under the Purchase Agreement and the warrants issued to the Purchasers as contemplated by the Purchase Agreements will be subject to the terms of the Third Amended and Restated Voting Agreement dated as of February 1, 1999, the Sterling Chemicals Holdings, Inc. Stockholders Agreement dated effective as of August 21, 1996, as amended, and the Tag-Along Agreement dated as of August 21, 1996.

     At September 30, 2000, warrants to purchase an aggregate of 697,203 shares Holdings Common Stock were outstanding.

11. MANDATORY REDEEMABLE PREFERRED STOCK

     In connection with the acquisition of our acrylic fibers facility, we authorized 350,000 shares and issued 104,110 shares of non-voting Series A Preferred Stock with a fair value and carrying value of $10.0 million. The Series A Preferred Stock has a cumulative dividend rate of 10%, payable in kind semi-annually on January 1 and July 1 of each year commencing July 1, 1997. We may redeem all or any number of shares of Series A Preferred Stock at any time with proper written notice at a price of $100 per share plus accrued and unpaid dividends. The holders of Series A Preferred Stock may elect to have us redeem shares on any dividend payment date after June 30, 2009, with proper written notice, at a price of $100 per share plus accrued and unpaid dividends. The carrying value of the Series A Preferred Stock at September 30, 2000 and 1999, was $14.3 million and $13.0 million, respectively (liquidation value of $100 per share).

     In connection with the Saskatoon Acquisition, we authorized 58,000 shares and issued approximately 7,532 shares of non-voting Series B Preferred Stock with a fair value of $4.9 million. The Series B Preferred Stock has a 14% dividend rate through July 10, 2002, and thereafter a variable rate between 14% and 18% depending on payment terms until redeemed. The dividend is payable in kind on January 1, April 1, July 1, and October 1 of each year, commencing October 1, 1997. We may redeem all or any number of shares of Series B Preferred Stock at any time with proper written notice at a price of $1,000 per share plus a premium ranging from 5% to 1% depending on the date of redemption plus accrued and unpaid dividends. The holders of Series B Preferred Stock may elect to have us redeem shares on any dividend payment date after June 30, 2009, with proper written notice, at a price of $1,000 per share plus accrued and unpaid dividends. The carrying value of the Series B Preferred Stock at September 30, 2000 and 1999, was $9.6 million and $7.9 million, respectively, based on liquidation value of $1,000 per share, reflecting a reduction in the carrying value of the Series B Preferred Stock in an amount equal to the fair market value of warrants issued to the holders of the Series B Preferred Stock in connection with the financing. The difference in the carrying value and the redemption amount is accreted as a charge to retained earnings over the holding period using the effective interest rate method.


12. NEW ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted these statements as of October 1, 2000. The transition adjustment relating to the adoption of these statements was not material.

                    STERLING CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Except as modified below, the Notes to Holdings' Consolidated Financial Statements are incorporated herein by reference insofar as they relate to Chemicals.


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


2. INCOME TAXES

     A reconciliation of federal statutory income taxes to Chemicals' effective tax provision (benefit) before extraordinary item follows:


                                                          YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------
                                                     2000          1999          1998
                                                  ----------    ----------    ----------
                                                          (Dollars in Thousands)
Benefit for income taxes at statutory rates ...   $  (20,750)   $  (44,235)   $  (20,385)
Taxable foreign dividends .....................        2,889         4,295            --
Change in valuation allowance .................       23,700         1,514            --
Non-deductible expenses .......................          182           195            --
State and foreign income taxes ................       (1,437)          550         1,422
Other .........................................          (24)        8,271            --
                                                  ----------    ----------    ----------
Effective tax provision (benefit) .............   $    4,560    $  (29,410)   $  (18,963)
                                                  ==========    ==========    ==========


The provision (benefit) for income taxes is composed of the following:

                                                  YEAR ENDED SEPTEMBER 30,
                                        --------------------------------------------
                                            2000            1999            1998
                                        ------------    ------------    ------------
                                                  (Dollars in Thousands)
Current federal .....................   $         --    $      2,246    $     (5,900)
Deferred federal ....................             --         (31,198)        (15,271)
Current foreign .....................          3,328
Deferred foreign ....................           (257)         (1,300)          2,132
Provincial and state income taxes ...          1,489             842              76
                                        ------------    ------------    ------------
Total tax provision (benefit) .......   $      4,560    $    (29,410)   $    (18,963)
                                        ============    ============    ============

     The components of Chemicals' deferred income tax assets and liabilities are summarized below:

                                                          SEPTEMBER 30,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
                                                     (Dollars in Thousands)
Deferred tax assets:
Accrued liabilities ...........................   $     11,513    $     12,050
Accrued postretirement cost ...................         13,638          11,991
Tax loss and credit carryforward and other ....         58,452          63,663
Other .........................................         16,275          12,707
                                                  ------------    ------------
Total deferred tax assets .....................         99,878         100,411
                                                  ------------    ------------

Deferred tax liabilities:
Property, plant and equipment .................   $    (42,018)   $    (68,732)
Other .........................................         (4,722)         (2,629)
                                                  ------------    ------------
Total deferred tax liabilities ................        (46,740)        (71,361)
Valuation allowance ...........................        (25,214)         (1,514)
                                                  ------------    ------------
Net deferred tax assets .......................         27,924          27,536
Less current deferred tax assets ..............         (8,470)        (16,888)
                                                  ------------    ------------
Long-term deferred tax assets (liabilities) ...   $     19,454    $     10,648
                                                  ============    ============

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Chemicals Holdings, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Houston, Texas
December 12, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Stockholder of Sterling Chemicals, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholder's equity (deficiency in assets), and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Chemicals, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Houston, Texas
December 12, 2000

                          STERLING CHEMICALS GUARANTORS

                        COMBINED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------------
                                                          2000          1999          1998
                                                       ----------    ----------    ----------
Revenues ...........................................   $  245,402    $  224,116    $  263,884
Cost of goods sold .................................      211,632       190,059       211,777
                                                       ----------    ----------    ----------
Gross profit .......................................       33,770        34,057        52,107

Selling, general, and administrative expenses ......       24,290        19,280        22,098
Impairment of assets ...............................       60,000            --            --
Interest and debt related expenses .................       43,051        41,743        39,074
                                                       ----------    ----------    ----------
Loss before income taxes ...........................      (93,571)      (26,966)       (9,065)

Equity in earnings of joint venture, net of tax ....         (747)       (2,549)       (1,872)
Provision (benefit) for income taxes ...............        2,951        (4,530)       (3,192)
                                                       ----------    ----------    ----------
Net Loss ...........................................   $  (95,775)   $  (19,887)   $   (4,001)
                                                       ==========    ==========    ==========

               The accompanying notes are an integral part of the
                         combined financial statements.

                          STERLING CHEMICALS GUARANTORS

                             COMBINED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                      SEPTEMBER 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
                          ASSETS

Current assets:
   Cash and cash equivalents ...............................   $        499    $      9,323
   Accounts receivable, net ................................         46,190          45,240
   Inventories .............................................         31,252          29,207
   Prepaid expenses ........................................            301           1,669
                                                               ------------    ------------
     Total current assets ..................................         78,242          85,439

Property, plant, and equipment, net ........................        127,667         201,692
Due from affiliates ........................................        165,531         157,882
Other assets ...............................................         30,720          43,814
                                                               ------------    ------------
     Total assets ..........................................   $    402,160    $    488,827
                                                               ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
   Accounts payable ........................................   $     20,397    $     22,695
   Accrued liabilities .....................................         24,041          16,515
                                                               ------------    ------------
     Total current liabilities .............................         44,438          39,210

Long-term debt due to parent ...............................        351,337         351,337
Deferred income taxes ......................................          8,338           7,272
Deferred credits and other liabilities .....................         11,574           7,227
Commitments and contingencies (Note 7) .....................             --              --
Stockholder's equity (deficiency in assets):
   Common stock ............................................             --              --
   Additional paid-in capital ..............................         92,735          92,735
   Retained earnings (accumulated deficit) .................        (77,229)         18,546
   Accumulated other comprehensive income ..................        (29,033)        (27,500)
                                                               ------------    ------------
     Total stockholder's equity (deficiency in assets) .....        (13,527)         83,781
                                                               ------------    ------------
        Total liabilities and stockholder's
          equity (deficiency in assets) ....................   $    402,160    $    488,827
                                                               ============    ============


               The accompanying notes are an integral part of the
                         combined financial statements.

                          STERLING CHEMICALS GUARANTORS

                             COMBINED STATEMENTS OF

             CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

                             (AMOUNTS IN THOUSANDS)


                                                                    RETAINED       ACCUMULATED
                                                    ADDITIONAL      EARNINGS         OTHER
                                      COMMON         PAID-IN      (ACCUMULATED    COMPREHENSIVE
                                      STOCK          CAPITAL        DEFICIT)         INCOME          TOTAL
                                   ------------    ------------   ------------    -------------   ------------
Balance, September 30, 1997 ....   $         --    $     92,735   $     42,434    $    (20,772)   $    114,397

Comprehensive income:
   Net loss ....................             --              --         (4,001)             --
   Translation adjustment ......             --              --             --         (10,041)
      Comprehensive loss .......                                                                       (14,042)
                                   ------------    ------------   ------------    ------------    ------------
Balance, September 30, 1998 ....             --          92,735         38,433         (30,813)        100,355

Comprehensive income:
   Net loss ....................             --              --        (19,887)             --
   Translation adjustment ......             --              --             --           3,313
      Comprehensive loss .......                                                                       (16,574)
                                   ------------    ------------   ------------    ------------    ------------
Balance, September 30, 1999 ....             --          92,735         18,546         (27,500)         83,781

   Net loss ....................             --              --        (95,775)             --
   Translation adjustment ......             --              --             --          (1,533)
      Comprehensive loss .......                                                                       (97,308)
                                   ------------    ------------   ------------    ------------    ------------
Balance, September 30, 2000 ....   $         --    $     92,735   $    (77,229)   $    (29,033)   $    (13,527)
                                   ============    ============   ============    ============    ============

               The accompanying notes are an integral part of the
                         combined financial statements.

                          STERLING CHEMICALS GUARANTORS

                        COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                       ---------------------------------------
                                                                                          2000          1999          1998
                                                                                       ----------    ----------    ----------
Cash flows from operating activities:
Net loss ...........................................................................   $  (95,775)   $  (19,887)   $   (4,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization ...................................................       26,050        24,153        23,502
   Impairment of asset .............................................................       60,000            --            --
   Deferred tax expense (benefit) ..................................................        1,066           206        (2,479)
   Other ...........................................................................           66          (234)          446
Change in assets/liabilities:
   Accounts receivable .............................................................         (950)       (6,499)       14,422
   Inventories .....................................................................       (2,045)        3,325           (77)
   Prepaid expenses ................................................................        1,368         4,421        (3,291)
   Due from affiliates .............................................................       (9,181)        3,512         1,055
   Other assets ....................................................................        8,673         1,841          (456)
   Accounts payable ................................................................       (2,298)          712           397
   Accrued liabilities .............................................................        7,524           238          (531)
   Other liabilities ...............................................................        4,342        (4,792)          298
                                                                                       ----------    ----------    ----------

Net cash flows provided by (used in) operating activities ..........................       (1,160)        6,996        29,285
                                                                                       ----------    ----------    ----------
Cash flows from investing activities:
   Capital expenditures ............................................................       (7,604)       (7,682)      (10,550)
   Proceeds from sale of assets ....................................................           --         3,583            --
                                                                                       ----------    ----------    ----------
Net cash used in investing activities ..............................................       (7,604)       (4,099)      (10,550)
                                                                                       ----------    ----------    ----------
Cash flows from financing activities -
   Net change in long-term debt due to Parent ......................................           --         2,099       (20,410)
                                                                                       ----------    ----------    ----------

Effect of United States/Canadian exchange rate on cash .............................          (60)          234          (447)
                                                                                       ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents ...............................       (8,824)        5,230        (2,122)
Cash and cash equivalents--beginning of year .......................................        9,323         4,093         6,215
                                                                                       ----------    ----------    ----------
Cash and cash equivalents--end of year .............................................   $      499    $    9,323    $    4,093
                                                                                       ==========    ==========    ==========
Supplemental disclosures of cash flow information:
   Income taxes paid ...............................................................   $     (696)   $     (749)   $     (541)


               The accompanying notes are an integral part of the
                         combined financial statements.

                          STERLING CHEMICALS GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer pursuant to which all of these notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries. These subsidiaries consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc., and Sterling Fibers, Inc. and, together with two Canadian subsidiaries of Sterling Canada, Inc., are collectively referred to as the "Guarantors." The consolidated financial statements of each of these guarantor subsidiaries have been combined to produce the accompanying financial statements.

     The Guarantors manufacture chemicals for use primarily in the pulp and paper industry at four plants in Canada and a plant in Valdosta, Georgia, and manufacture acrylic fibers at a plant in Santa Rosa County, Florida. Sodium chlorate is produced at the four plants in Canada and the Valdosta plant. Sodium chlorite is produced at one of the Canadian locations. The Guarantors also license, engineer, and oversee construction of large-scale chlorine dioxide generators, which convert sodium chlorate into chlorine dioxide, for the pulp and paper industry. The Guarantors produce regular textiles, specialty textiles, and technical fibers at the Santa Rosa plant, as well as licensing their acrylic fibers manufacturing technology to producers worldwide.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of the Guarantors are described below.

PRINCIPLES OF COMBINATION

     The combined financial statements include the accounts of all wholly owned and majority-owned subsidiaries of the combined entities. All significant intercompany accounts and transactions among entities included in the combined financial statements have been eliminated. The Guarantors' investment in a cogeneration joint venture in which the Guarantors have a fifty percent interest is accounted for under the equity method.

CASH EQUIVALENTS

     The Guarantors consider all investments with a remaining maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies which are valued at average cost.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years, with the predominant life of the plant and equipment being 15 years.

IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment tests of long-lived assets are made when conditions indicate their carrying cost may not be recoverable. Such impairment tests are based on a comparison of undiscounted future cash flows or the market value of similar assets to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value. During fiscal 2000, the Guarantors incurred an impairment loss of $60.0 million related to their acrylic fibers business.

PATENTS AND ROYALTIES

     The costs of patents are amortized on a straight-line basis over their estimated useful lives, which approximate ten years. The Guarantors capitalized the value of their chlorine dioxide generator technology acquired in fiscal 1992 based on the net present value of all estimated remaining royalty payments associated with this technology. The resulting intangible amount is included in other assets and is amortized over an average life for these royalty payments of ten years.

INCOME TAXES

     The Guarantors are included in the consolidated United States federal income tax returns filed by Holdings. The Guarantors' provision (benefit) for United States income taxes has been allocated by Holdings as if the Guarantors filed their annual tax returns on a separate return basis. The Guarantors' Canadian subsidiaries file separate federal Canadian tax returns, as well as returns in the provinces in which they operate. For these Canadian subsidiaries, deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of the Guarantors' assets and liabilities.

REVENUE RECOGNITION

     The Guarantors generate revenues through sales in the open market and long-term supply contracts and recognize these revenues as the products are shipped. Deferred credits are amortized over the life of the contracts which gave rise to them. The Guarantors also generate revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. The Guarantors also receive prepaid royalties, which are typically recognized over a period of ten years. In addition, the Guarantors generate revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized as earned. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

FOREIGN CURRENCY TRANSLATION AND FOREIGN EXCHANGE

     The Canadian companies included in the consolidated financial statements of the Guarantors use the Canadian dollar as the functional currency. For financial reporting purposes, assets and liabilities of these companies denominated in Canadian dollars are translated into United States dollars at year-end exchange rates and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included in accumulated other comprehensive income, while transaction gains and losses are included in operations when incurred.

     The Guarantors' Canadian subsidiaries previously entered into forward foreign exchange contracts to minimize the short-term impact of Canadian dollar fluctuations on some of their Canadian dollar denominated commitments. Gains or losses on these contracts are deferred and are included in operations in the same period in which the related transactions are settled.

EARNINGS PER SHARE

     All issued and outstanding shares of the entities included in Guarantors' financial statements are held directly or indirectly by Chemicals and Holdings and, accordingly, earnings per share information is not presented.

ENVIRONMENTAL COSTS

     Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments or remedial efforts are probable and the cost can be reasonably estimated.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Guarantors have assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable, and certain accrued expenses due to the short maturities of those instruments. The fair values of long-term debt instruments allocated to the Guarantors by Chemicals are estimated based upon quoted market values (if applicable) or on the current interest rates available for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include environmental reserves, litigation contingencies, and taxes. Actual results could differ from these estimates.

ALLOCATIONS

     The Guarantors are directly or indirectly wholly owned by Chemicals, which incurs certain direct and indirect expenses for the benefit and support of the Guarantors. These services include, among others, tax planning, treasury, legal, risk management, and the maintenance of insurance coverage for the Guarantors. Chemicals allocated $4.9 million, $3.5 million, and $4.1 million of such expenses to the Guarantors in fiscal years 2000, 1999, and 1998, respectively, which are included in selling, general, and administrative expenses. Allocations are based on the Guarantors' proportionate share of the respective amounts and are determined using various criteria including headcount, payroll, number of vehicles, and revenue. In addition, the Guarantors are dependent on Chemicals for financing.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Guarantors adopted these statements as of October 1, 2000. The transition adjustment relating to the adoption of these statements was not material.

RECLASSIFICATION

     Certain amounts reported in the financial statements for prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income (loss) or stockholder's equity (deficiency in assets).

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                         SEPTEMBER 30,
                                                   -------------------------
                                                      2000          1999
                                                   -----------   -----------
                                                     (Dollars in Thousands)
Inventories:
     Finished products..........................   $    20,119   $    17,513
     Raw materials..............................         2,222         2,235
                                                   -----------   -----------
Inventories at cost.............................        22,341        19,748
     Inventories under exchange agreements......           277           170
     Stores and supplies........................         8,634         9,289
                                                   -----------   -----------
                                                   $    31,252   $    29,207
                                                   ===========   ===========
Property, plant, and equipment:
     Land.......................................   $     2,773   $     2,808
     Buildings..................................        35,442        34,919
     Plant and equipment........................       236,583       230,057
     Construction in progress...................         9,951        13,073
                                                   -----------   -----------
     Property, plant, and equipment at cost.....       284,749       280,857
     Less: accumulated depreciation.............      (157,082)      (79,165)
                                                   -----------   -----------
                                                   $   127,667   $   201,692
                                                   ===========   ===========
Other assets:
     Patents and technology, net................   $    14,790   $    20,718
     Other......................................        15,930        23,096
                                                   -----------   -----------
                                                   $    30,720   $    43,814
                                                   ===========   ===========
Accrued liabilities:
     Accrued compensation.......................   $     5,048   $     4,988
     Accrued interest...........................         6,559         1,976
     Billings in excess of costs incurred.......           787         3,135
     Other......................................        11,647         6,416
                                                   -----------   -----------
                                                   $    24,041   $    16,515
                                                   ===========   ===========


4. LONG-TERM DEBT

     In August of 1996, in connection with a recapitalization transaction, Chemicals allocated $276.8 million of debt to the Guarantors. In addition, $81 million of debt incurred at the time Chemicals acquired its acrylic fibers business was allocated to the Guarantors. Principal payments are allocated to the Guarantors by Chemicals as scheduled principal payments are made on a basis consistent with the original allocation. In addition, the Guarantors have made payments to Chemicals, from time to time, out of available cash which were applied by Chemicals as a reduction of the principal of the previously allocated debt. Interest expense is allocated to the Guarantors based on the terms of Chemicals' debt agreements. At September 30, 2000, interest rates on the allocated debt ranged from 11.25% to 12.375%. Debt issue costs relating to long-term debt have been allocated to the Guarantors by Chemicals on a basis consistent with long-term debt and are included in other assets.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006 which were subsequently exchanged for the 12 3/8% Notes. The 12 3/8% Notes are guaranteed by all of the Guarantors (other than the two Canadian subsidiaries of Sterling Canada, Inc.) on a joint and several basis. Each guarantee ranks equally in right of payment with all of the relevant Guarantor's existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. However, the 12 3/8% Notes and the guarantees are subordinated to the extent of the collateral securing Chemicals' secured revolving credit facilities. The
12 3/8% Notes and the guarantees are secured by (i) a second priority lien on all of Chemicals' and the Guarantors' United States production facilities and related assets, (ii) a second priority pledge of all of the capital stock of each Guarantor incorporated in the United States, and (iii) a first priority pledge of 65% of the stock of certain of the Chemicals' subsidiaries incorporated outside of the United States. The proceeds of the offering of the 12 3/8% Notes were used to fully repay and terminate Chemicals' three outstanding term loans. Upon consummation of the offering of the 12 3/8% Notes, the debt allocated to the Guarantors by Chemicals increased to $351.3 million.

     On July 23, 1999, Chemicals also established two secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans under a single Revolving Credit Agreement (the "Credit Agreement"). Under the Credit Agreement, Chemicals and the Guarantors (other than the two Canadian subsidiaries of Sterling Canada, Inc.)

are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The revolvers consist of (i) an $85,000,000 revolving credit facility (the "Current Assets Revolver") secured by a first priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the Guarantors incorporated in the United States, and (ii) a $70,000,000 revolving credit facility (the "Fixed Assets Revolver") secured by a first priority lien on all United States production facilities and related assets of Chemicals and the Guarantors incorporated in the United States, all of the capital stock of Chemicals and the Guarantors incorporated in the United States and a second priority lien on all accounts receivable, inventory, and other specified assets of Chemicals and the Guarantors incorporated in the United States.

     Funding under the 12 3/8% Notes and the revolvers occurred on July 23, 1999. The proceeds of the 12 3/8% Notes and the initial borrowings under the revolvers were used to completely repay all outstanding indebtedness under Chemicals' then existing senior credit facility.

     Approximately $37.2 million was drawn by Chemicals under the Fixed Assets Revolver at September 30, 2000, of which no amounts were allocated to the Guarantors. Borrowings under the Fixed Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the Credit Agreement) plus 3.75% or the "Alternate Base Rate" plus 2.25%. Borrowings under the Current Assets Revolver bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.00% or the "Alternate Base Rate" plus 1.50%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2% (as such terms are defined in the Credit Agreement). The Credit Agreement also requires Chemicals and the Guarantors to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the Fixed Assets Revolver, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the Current Assets Revolver. Available credit under the Current Assets Revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42,500,000. In addition, the borrowing base for the Current Assets Revolver must exceed outstanding borrowings thereunder by $12,000,000 at all times.

     The Fixed Assets Revolver matures on July 23, 2004, with quarterly commitment reductions totaling 30% of the total commitment in the twelve month period ending July 23, 2003 and the balance in the following twelve month period. The Current Assets Revolver matures in five years, with no scheduled commitment reductions prior to that time. However, the commitments for each of the Fixed Assets Revolver and the Current Assets Revolver are permanently reduced to the extent required under the Credit Agreement upon prepayments made out of specific sources of funds, including certain equity issuances by Holdings and certain asset sales.


5. INCOME TAXES

     The Guarantors are included in the consolidated federal United States tax return filed by Holdings. The Guarantors' provision (benefit) for United States income taxes has been allocated as if the Guarantors filed their annual federal United States tax returns on a separate return basis. As of September 30, 2000 and 1999, $14.6 million and $14.6 million, respectively, of deferred income tax assets were included in Due from Affiliates. For the years ended September 30, 2000, 1999, and 1998, the Guarantors recorded zero, $4.0 million, and $4.0 million, respectively, of United States income tax benefit in the provision (benefit) for income taxes.

     Canadian deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year-end.

     A reconciliation of the Canadian income taxes to the Canadian effective tax provision follows:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                     ------------------------------------
                                                                        2000        1999         1998
                                                                     -----------  ----------  -----------
                                                                           (Dollars in Thousands)
Provision for federal income tax at the statutory rate.............. $    2,308   $     259   $  1,367
Provincial income taxes at the statutory rate.......................      1,114          88        563
Federal and provincial manufacturing and processing tax credits.....       (477)        (50)      (286)
Other...............................................................         --          16        156
                                                                     ----------   ---------   --------
Total Canadian tax provision........................................ $    2,945   $     313   $  1,800
                                                                     ==========   =========   ========

The provision for Canadian income taxes is composed of the following:

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                     2000          1999         1998
                                                                  ------------  ------------ ------------
                                                                         (Dollars in Thousands)
Current federal.................................................. $    3,328    $    2,098   $   2,852
Deferred federal.................................................     (1,380)       (1,859)     (1,611)
Current provincial...............................................      1,702           619       1,427
Deferred provincial..............................................       (705)         (545)       (868)
                                                                  ----------    ----------   ---------
Total Canadian tax provision..................................... $    2,945    $      313   $   1,800
                                                                  ==========    ==========   =========


The components of the Guarantors' Canadian deferred income tax assets and liabilities are summarized below:

                                                      SEPTEMBER 30,
                                                ------------------------
                                                                    1999
                                                ----------    ----------
                                                 (Dollars in Thousands)
Deferred tax assets:
   Accrued liabilities ......................   $      249    $      318
   Accrued postretirement cost ..............        1,339         1,236
   Investment tax credits ...................        1,408         4,767
                                                ----------    ----------
                                                     2,996         6,321
                                                ----------    ----------
Deferred tax liabilities:
   Property, plant, and equipment ...........      (11,334)      (13,593)
   Other ....................................           --            --
                                                ----------    ----------
                                                   (11,334)      (13,593)
                                                ----------    ----------
Net deferred tax liabilities ................   $   (8,338)   $   (7,272)
                                                ==========    ==========


6. EMPLOYEE BENEFITS

     The Guarantors' United States employees participate in various employee benefit plans of Chemicals. Costs, assets, and liabilities associated with United States employees participating in these various plans are allocated to the Guarantors by Chemicals based on the number of employees. In addition, the Guarantors sponsor various employee benefit plans in Canada.

RETIREMENT BENEFIT PLANS

     Chemicals has non-contributory pension plans in the United States which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. Chemicals' funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities. The liability relating to United States employees allocated to the Guarantors by Chemicals for the retirement benefit plans and included in Due from Affiliates was $4.8 million and $3.6 million at September 30, 2000 and 1999, respectively. The total pension expense relating to United States employees allocated to the Guarantors was $1.2 million, $1.1 million, and $1.1 million for the years ended September 30, 2000, 1999, and 1998, respectively.

     The Guarantors have employer and employee contributor plans in Canada which cover all salaried and wage employees. Information for Canadian benefit plans concerning the pension obligation, plan assets, amounts recognized in the Guarantors' financial statements, and underlying actuarial assumptions is stated below.

                                                                         SEPTEMBER 30,
                                                                   ------------------------
                                                                      2000          1999
                                                                   ----------    ----------
                                                                    (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year .....................   $   16,283    $   14,577
   Currency rate conversion ....................................         (293)          556
   Service cost ................................................          716           919
   Interest cost ...............................................        1,240         1,112
   Plan amendments .............................................           --            --
   FAS 88 additional benefits ..................................           --            --
   Actuarial loss (gain) .......................................          (31)         (124)
   Benefits paid ...............................................         (307)         (757)
                                                                   ----------    ----------
   Benefit obligation at end of year ...........................   $   17,608    $   16,283
                                                                   ==========    ==========
Change in plan assets:
   Fair value at beginning of year .............................   $   15,330    $   13,062
   Currency rate conversion ....................................         (276)          498
   Actual return on plan assets ................................        2,412         1,858
   Employer contributions ......................................          658           669
   Participants' contributions .................................           --            --
   Benefits paid ...............................................         (307)         (757)
                                                                   ----------    ----------
   Fair value at end of year ...................................   $   17,817    $   15,330
                                                                   ==========    ==========
Development of net amount recognized:
   Funded status ...............................................   $      209    $     (953)
   Unrecognized cost:
      Actuarial loss (gain) ....................................       (1,318)          (22)
      Prior service cost .......................................          298           333
                                                                   ----------    ----------
   Net amount recognized .......................................   $     (811)   $     (642)
                                                                   ==========    ==========
Amounts recognized in the statement of financial position:
   Prepaid pension cost ........................................   $      418    $      529
   Accrued pension cost ........................................       (1,229)       (1,198)
   Intangible asset ............................................           --            27
                                                                   ----------    ----------
   Net amount recognized .......................................   $     (811)   $     (642)
                                                                   ==========    ==========

Net periodic pension costs for the Canadian pension plan consist of the following components:

                                                                                SEPTEMBER 30,
                                                                   ----------------------------------------
                                                                      2000           1999           1998
                                                                   ----------     ----------     ----------
                                                                           (Dollars in Thousands)
Components of net pension costs:
   Service cost-benefits earned during the year ................   $      716     $      919     $      748
   Interest on prior year's projected benefit obligation .......        1,240          1,112          1,016
   Expected return on plan assets ..............................       (1,144)          (963)        (1,092)
   Net amortization:
      Actuarial loss (gain) ....................................           28             68           (130)
      Prior service cost .......................................           (2)            29             15
                                                                   ----------     ----------     ----------
   Net pension costs ...........................................   $      838     $    1,165     $      557
                                                                   ==========     ==========     ==========
Weighted-average assumptions:
   Discount Rate ...............................................          7.5%           7.5%           7.0%
   Rates of increase in salary compensation level ..............          4.5%           4.5%           4.0%
   Expected long-term rate of return on plan assets ............          7.5%           7.5%           7.0%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Chemicals and the Guarantors provide certain health care benefits and life insurance benefits for retired employees. Substantially all employees become eligible for these benefits at normal retirement age. The cost of these benefits are accrued during the period in which the employee renders the necessary service.

     Health care benefits are provided to employees who retire with ten or more years of service except for Canadian employees covered by collective bargaining agreements. All employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. The liability relating to United States employees allocated to the Guarantors by Chemicals for the postretirement benefits other than pensions and included in Due from Affiliates was $7.6 million and $7.3 million at September 30, 2000 and 1999, respectively. The total postretirement benefits other than pensions expense for United States employees allocated to the Guarantors was $0.7 million, $0.8 million, and $0.8 million for the years ended September 30, 2000, 1999, and 1998, respectively. In addition, a curtailment gain of $0.8 million was allocated to the Guarantors during fiscal 1999 related to the reduction of postretirement life insurance benefits for currently active U.S. employees of the Guarantors.

     Information for Canadian benefit plans with respect to the plan obligation, the funded status, amounts recognized in the Guarantors' financial statements, and underlying actuarial assumptions is stated below.

                                                           SEPTEMBER 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
                                                      (Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year .......   $    4,886    $    4,306
   Service cost ..................................          314           307
   Interest cost .................................          329           299
   Actuarial loss (gain) .........................           --            --
   Benefits paid .................................          (67)          (26)
                                                     ----------    ----------
   Benefit obligation at end of year .............   $    5,462    $    4,886
                                                     ==========    ==========
   Development of net amount recognized:
   Funded status .................................   $   (5,462)   $   (4,886)
Unrecognized cost:
      Actuarial loss .............................          620           637
                                                     ----------    ----------
   Net amount recognized .........................   $   (4,842)   $   (4,249)
                                                     ==========    ==========

Net periodic plan costs for the Canadian postretirement benefit consist of the following components:

                                                                                           SEPTEMBER 30,
                                                                            ---------------------------------------------
                                                                                2000             1999            1998
                                                                            ------------    -------------    ------------
                                                                                       (Dollars in Thousands)
Components of net plan costs:
   Service cost........................................................            314      $      307       $      264
   Interest cost.......................................................            329             299              286
   Net amortization actuarial loss (gain)..............................             16              32               --
                                                                            ----------      ----------       ----------
   Net plan costs (income).............................................            659      $      638       $      550
                                                                            ==========      ==========       ==========
Weighted-average assumptions:
   Discount Rate.......................................................           7.50%           6.75%             7.5%


     The weighted average annual assumed health care trend rate is assumed to be 7.3% for 2000. The rate is assumed to decrease gradually to 5.6% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care trend rates would have the following effects:

                                                                            1% INCREASE     1% DECREASE
                                                                            -----------     -----------
                                                                               (Dollars in Thousands)
Effect on total of service and interest cost components...............      $        36     $     (31)
Effect on post-retirement benefit obligation........................                229          (199)

SAVINGS AND INVESTMENT PLAN

     Chemicals' Sixth Amended and Restated Savings and Investment Plan covers substantially all United States employees of the Guarantors, including executive officers. This United States Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing the Guarantors to contribute a percentage of such earnings to this Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code for "highly compensated" participants. A participant's contributions become distributable upon the termination of his or her employment. The Guarantors did not make any contributions to this Plan in fiscal 2000. Beginning October 1, 2000, the Guarantors began matching 50% of a participant's contributions, to the extent such contributions do not exceed 7% of such participant's cash compensation (excluding bonuses, profit sharing, and similar types of compensation).

EMPLOYEE SAVINGS PLAN

     The Guarantors introduced an employee savings plan for all eligible full-time Canadian employees with an effective date of October 1, 2000. Each participant has the option to contribute a percentage of his or her earnings to the Canadian savings plan, with no limit on the maximum percentage contributed. The Guarantors will match 100% of a participant's contributions, to the extent such contributions do not exceed 3.5% of such participant's cash compensation (excluding bonuses, profit sharing, and similar types of compensation).

PROFIT SHARING AND BONUS PLANS

     In January of 1997, the Board of Directors of Holdings, upon recommendation of its Compensation Committee, approved the establishment of a profit sharing plan that is designed to benefit all qualified employees, and a bonus plan that is designed to provide certain exempt salaried employees of the Guarantors with the opportunity to earn bonuses, depending, among other things, on the annual financial performance of Holdings.

     The Guarantors incurred $2.0 million and $2.0 million of expenses related to the profit sharing plan and bonus plan, respectively, in fiscal 2000. No expenses for profit sharing or bonuses were incurred by or allocated to the Guarantors in fiscal 1999 or 1998.

PHANTOM STOCK PLAN

     The Guarantors have a phantom stock plan for all eligible full-time Canadian employees. The effective date of this Plan was August 21, 1996 and the expiration date is December 31, 2000. At the end of each plan year, the plan administrator establishes a "determined percentage" for the preceding plan year. This percentage is then multiplied be each participant's compensation for the plan year to determine the award amount. The award amount is then divided by the fair market value of one share of the common stock of Holdings, as of December 31 of that plan year, to determine the number of rights to be credited to the participant. Upon termination of employment, the benefit amount becomes payable to the participant. The benefit amount is the number of vested rights in the participant's account, multiplied by the fair market value of one share of common stock of Holdings as of the most recent valuation date.

     The Guarantors recorded expense of $159,000, $248,000, and $238,000 related to the phantom stock plan for the fiscal years ended September 30, 2000, 1999, or 1998, respectively.


7. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Guarantors have entered into various long-term noncancelable operating leases, some of which have been allocated to commonly controlled companies. Future minimum lease commitments at September 30, 2000, are as follows: fiscal 2001 -- $5.0 million; fiscal 2002 -- $4.1 million; fiscal 2003 -- $4.0 million; fiscal 2004 -- $3.8 million; fiscal 2005 -- $3.1 million; and thereafter -- $6.4 million.

ENVIRONMENTAL AND SAFETY MATTERS

     The Guarantors' operations involve the handling, production, transportation, treatment, and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health, and safety laws, regulations, and permit requirements. Environmental permits required for the Guarantors' operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of the Guarantors' chemical products and the raw materials used to produce such products and, if so affected, the Guarantors' business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause the Guarantors to incur substantial costs in upgrading or redesigning their facilities and processes, including their waste treatment, storage, disposal, and other waste handling practices and equipment.

     The Guarantors conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of their facilities. The Guarantors routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. The Guarantors believe that their procedures for waste handling are consistent with industry standards and applicable requirements. In addition, the Guarantors believe that their operations are consistent with good industry practice. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While the Guarantors believe that their business operations and facilities generally are operated in compliance in all material respects with all applicable environmental, health, and safety requirements, they cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Guarantors, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Guarantors' facilities could result in the incurrence of liabilities substantially in excess of their insurance coverages.

     Any significant ban on all chlorine containing compounds could have a materially adverse effect on the Guarantors' financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is one of the Guarantors' primary pulp chemicals products. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, the Guarantors would seek to sell the products they manufacture at their British Columbia facility to customers in other markets. The Guarantors are not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.

     The Guarantors operating expenditures for environmental matters, mostly waste management and compliance, were approximately $3.3 million for fiscal 2000 and $3.8 million for fiscal 1999. The Guarantors also spent approximately $0.7 million for environmentally related capital projects in fiscal 2000 and $1.4 million for these types of capital projects in fiscal 1999. In fiscal 2001, the Guarantors anticipate spending approximately $0.9 million for capital projects related to waste management and environmental compliance. There are no capital expenditures related to remediation of environmental conditions projected for fiscal 2001.

LEGAL PROCEEDINGS

     The Guarantors are subject to claims and legal actions that arise in the ordinary course of their business. The Guarantors believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on their financial position, results of operations, or cash flows, although the Guarantors cannot give any assurances to that effect.

PLEDGE OF COMMON STOCK

     In order to secure the repayment of indebtedness under the Fixed Assets Revolver, a first priority pledge of 100% of the common stock of each of those Guarantors incorporated in the United States was granted by the holders of such stock. In order to secure the repayment of the 12 3/8% Notes, a second priority pledge of 100% of the common stock of each of the Guarantors incorporated in the United States was granted by the holders of such stock. In addition, a first priority pledge of 65% of the common stock of each of the Guarantors not incorporated in the United States was given by the holders of such stock.

8. FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE

     The Guarantors have entered into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The forward foreign exchange contracts had varying maturities with none exceeding 18 months. The Guarantors made net settlements of United States dollars for Canadian dollars at rates agreed to at inception of the contracts. The Guarantors do not engage in currency speculation. The last of the Guarantors' existing forward exchange contracts expired in March of 2000, and they do not intend to enter into any additional forward exchange contracts.

CONCENTRATIONS OF RISK

     The Guarantors sell their products primarily to companies involved in the acrylic fibers and pulp and paper manufacturing industries. The Guarantors perform ongoing credit evaluations of their customers and generally do not require collateral for accounts receivable. However, letters of credit are required by the Guarantors on many of their export sales. Historically, the Guarantors' credit losses have been minimal.

     The Guarantors maintain cash deposits with major banks, which from time to time may exceed federally insured limits. The Guarantors periodically assess the financial condition of these institutions and believe that any possible loss is minimal.

     Approximately 16% of the Guarantors' employees are covered by union agreements.

INVESTMENTS

     It is the policy of the Guarantors to invest their excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements, or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1, and direct obligations of the United States Government or its agencies. In addition, not more than $5 million will be invested by the Guarantors with any single bank, financial institution, or United States corporation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, receivables, payables, and certain accrued expenses approximate fair value due to the short maturities of these instruments. Based on the Guarantors' allocated portion of Chemicals' debt at September 30, 2000, the carrying value was $351.3 million, and the fair value is $ 300.8 million.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholder of Sterling Canada, Inc.
Sterling Fibers, Inc.
Sterling Chemicals International, Inc.
Sterling Chemicals Energy, Inc.
Sterling Pulp Chemicals, Inc.
Sterling Pulp Chemicals US, Inc.

We have audited the accompanying combined balance sheets of the Guarantors (as defined in Note 1) as of September 30, 2000 and 1999, and the related combined statements of operations, changes in stockholder's equity (deficiency in assets), and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Guarantors as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Houston, Texas
December 12, 2000

                              REPORT OF MANAGEMENT



     Management is responsible for the preparation and content of the financial statements and other information included in this annual report and in the exhibits to this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. The financial statements reflect management's judgments and estimates as to the effects of events and transactions that are accounted for or disclosed.

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

     Deloitte & Touche LLP performed an independent audit of our financial statements for fiscal years 2000, 1999, and 1998, for the purpose of determining that the statements are presented fairly and in accordance with generally accepted accounting principles. The independent auditors are appointed by the Board of Directors and meet regularly with the Audit and Compliance Committee of the Board of Directors, which is comprised solely of outside directors. The Audit and Compliance Committee meets periodically with our senior officers and independent accountants to review the adequacy and reliability of our accounting, financial reporting, and internal controls.




Frank P. Diassi
Chairman of the Board of Directors




Paul G. Vanderhoven
Vice President - Finance and Controller - Principal Accounting Officer


December 15, 2000

                        STERLING CHEMICALS HOLDINGS, INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                              FISCAL        FIRST        SECOND         THIRD       FOURTH
                                                               YEAR        QUARTER       QUARTER       QUARTER      QUARTER
                                                              ------       -------       -------       -------      -------
Revenues                                                       2000        $ 246,921    $ 264,827     $ 293,049    $ 273,554
                                                               1999          171,929      152,472       181,729      214,622

Gross Profit                                                   2000           30,568       44,355        43,523       22,445
                                                               1999           16,717        4,312        12,198        4,931

Net income (loss) before extraordinary item(1)                 2000          (10,362)       3,301           575      (80,478)
                                                               1999          (13,100)     (24,820)      (16,415)     (51,482)

Net income (loss)(1)                                           2000          (10,362)       3,301           575      (80,478)
                                                               1999          (13,100)     (24,820)      (16,415)     (55,694)

Per Share Data:
Income (loss) before extraordinary item                        2000        $   (0.88)   $    0.20     $   (0.05)   $   (6.39)
                                                               1999        $   (1.11)   $   (1.96)    $   (1.37)   $   (4.15)

Net income (loss) attributable to common stockholders          2000        $    (.88)        0.20         (0.05)       (6.39)
                                                               1999            (1.11)       (1.96)        (1.37)       (4.49)


(1) During the fourth quarter of fiscal 2000, we recorded $1.6 million of expense related to workforce reductions at our acrylic fibers facility. We also recorded non-cash expense related to the impairment of our acrylic fibers production assets of $60.0 million in the fourth quarter of fiscal 2000. During the first and third quarters of fiscal 1999, we recorded $2.3 million and $1.7 million, respectively, of expense related to workforce reductions in our petrochemicals and pulp chemicals businesses. In addition, during the second quarter of fiscal 1999, we recorded a one-time non-cash pretax charge of $6.8 million related to early retirement programs and benefit changes. During the fourth quarter of fiscal 1999, we recorded a $4.2 million after-tax ($6.5 million pre-tax) extraordinary item related to unamortized debt issue costs as a result of the prepayment of certain term loans. We also recorded non-cash expense related to the impairment of our methanol production assets of $26.4 million in the fourth quarter of fiscal 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The portions of the Proxy Statement for Holdings' 2001 Annual Meeting of Stockholders under the headings "Election of Directors" and "Executive Officers of the Company" are hereby incorporated herein by reference in response to this item.


ITEM 11. EXECUTIVE COMPENSATION

     The portion of the Proxy Statement for Holdings' 2001 Annual Meeting of Stockholders under the heading "Executive Compensation and Other Information" is hereby incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The portion of the Proxy Statement for Holdings' 2001 Annual Meeting of Stockholders under the heading "Amount and Nature of Shares Beneficially Owned" is hereby incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The portions of the Proxy Statement for Holdings' 2001 Annual Meeting of Stockholders under the headings "Election of Directors" and "Certain Transactions" are hereby incorporated herein by reference in response to this item.

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          1. Consolidated Financial Statements

     See "Item 8. Financial Statements and Supplementary Data - Index to Financial Statements." In addition, the consolidated financial statements of Sterling Canada, Inc. and Sterling Pulp Chemicals, Ltd. for the years ended September 30, 2000, 1999, and 1998 are filed as Exhibits 99.1 and 99.2 hereto.

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
                    Warrant Agreement dated as of December 15, 1998 between Sterling Chemicals Holdings, Inc. and Harris Trust and Savings Bank, as Warrant Agent, incorporated by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

      4.4      -    Registration Rights Agreement, incorporated by reference
                    from Exhibit 4.11 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.5      -    Sterling Chemicals Holdings, Inc. Stockholders Agreement
                    dated effective as of August 21, 1996, incorporated by reference from Exhibit 4.10 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.5(a)   -    First Amendment to Sterling Chemicals Holdings, Inc.
                    Stockholders Agreement dated effective as of December 31, 1997, incorporated by reference from Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.5(b)   -    Second Amendment to Sterling Chemicals Holdings, Inc.
                    Stockholders Agreement dated effective as of May 1, 1998, incorporated by reference from Exhibit 4.9(b) of the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 1998.

    EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------

      4.6      -    Third Amended and Restated Voting Agreement dated as of
                    February 1, 1999, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

      4.7      -    Tag-Along Agreement dated as of August 21, 1996,
                    incorporated by reference from Exhibit 4.13 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.8      -    Indenture dated as of August 15, 1996 between Sterling
                    Chemicals Holdings, Inc. and Fleet National Bank governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                    Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.8(a)   -    First Supplemental Indenture dated October 1, 1997 governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                    Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended March 31, 1998.

      4.8(b)   -    Second Supplemental Indenture dated March 16, 1998 governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                    Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended March 31, 1998.

      4.9      -    Indenture dated as of August 15, 1996 between Sterling
                    Chemicals, Inc. and Fleet National Bank governing the
                    11 3/4% Senior Subordinated Notes due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 of STX Acquisition
                    Corp. and STX Chemicals Corp. (Registration No. 333-04343).

      4.9(a)   -    First Supplemental Indenture dated October 1, 1997 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.9(b)   -    Second Supplemental Indenture dated March 16, 1998 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.10     -    Indenture dated as of April 7, 1997 between Sterling
                    Chemicals, Inc. and Fleet National Bank governing the
                    11 1/4% Senior Subordinated Notes due 2007 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

      4.10(a)  -    First Supplemental Indenture dated March 16, 1998 governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

      4.11     -    Indenture dated as of July 23, 1999 among Sterling
                    Chemicals, Inc., as Issuer, Sterling Canada Inc., Sterling
                    Chemicals Energy, Inc., Sterling Chemicals International,
                    Inc., Sterling Fibers, Inc., Sterling Pulp Chemicals US,
                    Inc., and Sterling Pulp Chemicals, Inc., as Guarantors, and
                    Harris Trust Company of New York, as Trustee, incorporated by reference from Exhibit 4.9 to the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended June 30, 1999.

      4.12     -    Second Deed of Trust, Assignment of Leases and Rents,
                    Security Agreement and Fixture Filing dated as of July 23,
                    1999 by Sterling Chemicals, Inc., Trustor, to John Dorris,
                    Trustee for the benefit of Harris Trust Company of New York,
                    Beneficiary, incorporated by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

      4.13     -    Second Mortgage, Assignment of Leases and Rents, Security
                    Agreement and Fixture Filing dated as of July 23, 1999 between Sterling Fibers, Inc., Mortgagor, and Harris Trust
                    Company of New York, Mortgagee, incorporated by reference from Exhibit 4.11 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended June 30, 1999.

    EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------

      4.14     -    Second Leasehold Deed to Secure Debt, Assignment and
                    Security Agreement dated as of July 23, 1999 by Sterling
                    Pulp Chemicals, Inc., Grantor, to Harris Trust Company of
                    New York, as Collateral Agent, and U.S. Bank Trust National
                    Association, as Georgia co-agent, incorporated by reference from Exhibit 4.12 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended June 30, 1999.

      4.15     -    Security Agreement dated as of July 23, 1999 among Sterling
                    Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp
                    Chemicals, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                    Fibers, Inc., Sterling Chemicals Energy, Inc., and Sterling
                    Chemicals International, Inc., as Assignors, and Harris
                    Trust Company of New York, as Collateral Agent, incorporated by reference from Exhibit 4.13 to the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended June 30, 1999.

      4.16     -    Stock Pledge and Security Agreement dated as of July 23,
                    1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., and Sterling Pulp Chemicals US, Inc., as Pledgors, and
                    Harris Trust Company of New York, as Collateral Agent, incorporated by reference from Exhibit 4.14 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.17     -    Stock Pledge and Security Agreement dated as of July 23,
                    1999 among Sterling Chemicals, Inc. and Sterling Canada,
                    Inc., as Pledgors, and Harris Trust Company of New York, as
                    Collateral Agent, incorporated by reference from Exhibit
                    4.15 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

      4.18     -    Revolving Credit Agreement dated as of July 23, 1999 among
                    Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                    Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                    Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                    Sterling Chemicals International, Inc., as the Borrowers,
                    The CIT Group/Business Credit, Inc., as the Administrative
                    Agent, Credit Suisse First Boston, as the Documentation
                    Agent, DLJ Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders, incorporated by reference from Exhibit 4.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.18(a)  -    First Amendment to Revolving Credit Agreement dated
                    effective as of December 17, 1999 among Sterling Chemicals,
                    Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US,
                    Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc.,
                    Sterling Chemicals Energy, Inc. and Sterling Chemicals
                    International, Inc., as the Borrowers, The CIT
                    Group/Business Credit, Inc., as the Administrative Agent,
                    Credit Suisse First Boston, as the Documentation Agent, DLJ
                    Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders, incorporated by reference from Exhibit 4.20(a) of the Company's Annual
                    Report on Form 10-K for the fiscal year ended September 30, 1999.

      4.19     -    Parent Pledge Agreement dated as of July 23, 1999 between
                    Sterling Chemicals Holdings, Inc. and The CIT Group/Business
                    Credit, Inc., as Administrative Agent for each of the Fixed
                    Assets Secured Parties, incorporated by reference from
                    Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

      4.20     -    Deed of Trust, Assignment of Leases and Rents, Security
                    Agreement and Fixture Filing dated as of July 23, 1999 by
                    Sterling Chemicals, Inc., Trustor, to Linda H. Earle,
                    Trustee for the benefit of The CIT Group/Business Credit,
                    Inc., as Administrative and Collateral Agent, Beneficiary, incorporated by reference from Exhibit 4.2 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.21     -    Mortgage, Assignment of Leases and Rents, Security Agreement
                    and Fixture Filing dated as of July 23, 1999 by Sterling
                    Fibers, Inc., Mortgagor, to The CIT Group/Business Credit,
                    Inc., Mortgagee, incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

      4.22     -    Leasehold Deed to Secure Debt, Assignment and Security
                    Agreement dated as of July 23, 1999 by Sterling Pulp
                    Chemicals, Inc. to The CIT Group/Business Credit, Inc., as
                    Administrative Agent, and U.S. Bank Trust National
                    Association, as Georgia co-agent, incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended June 30, 1999.

    EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------

      4.23     -    Fixed Assets Security Agreement dated as of July 23, 1999
                    among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                    Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                    Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                    and Sterling Chemicals International, Inc., as the Grantors, and The CIT Group/Business Credit, Inc., as Administrative
                    Agent for each of the Fixed Assets Secured Parties, incorporated by reference from Exhibit 4.5 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.24     -    Current Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                    Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                    Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                    and Sterling Chemicals International, Inc., as the Grantors, and The CIT Group/Business Credit, Inc., as Administrative
                    Agent for each of the Current Assets Secured Parties, incorporated by reference from Exhibit 4.6 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.25     -    Obligor Pledge Agreement dated as of July 23, 1999 among
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

      4.26     -    Intercreditor Agreement dated as of August 21, 1996 between
                    Texas Commerce Bank National Association and Fleet National
                    Bank, incorporated by reference from Exhibit 4.14 to the Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.26(a)  -    Amendment of Intercreditor Agreement dated as of July 23,
                    1999 among Sterling Chemicals Holdings, Inc., Chase Bank of
                    Texas, N.A. (formerly known as Texas Commerce Bank National
                    Association), as Administrative Agent, and State Street Bank and Trust Company, as Trustee, incorporated by reference from Exhibit 4.18 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended June 30, 1999.

      4.27     -    Senior Debt Intercreditor Agreement dated as of July 23,
                    1999 among Harris Trust Company of New York, as Trustee, The
                    CIT Group/Business Credit, Inc., as Administrative Agent, and Sterling Chemicals, Inc., incorporated by reference from
                    Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

   **10.1      -    Amended and Restated Stock Plan for Non-Employee Directors.

     10.2      -    Amended and Restated Key Employee Protection Plan,
                    incorporated by reference from Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 2000.

   **10.3      -    Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and
                    Incentive Plan, as amended.

   **10.4      -    Sterling Chemicals, Inc. Amended and Restated Salaried
                    Employees' Pension Plan (Effective as of May 1, 1996).

   **10.4(a)   -    First Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    January 31, 1997).

   **10.4(b)   -    Second Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    January 1, 1997).

   **10.4(c)   -    Third Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    November 1, 1998).

   **10.4(d)   -    Fourth Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    December 31, 1998).

   **10.4(e)   -    Fifth Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    April 1, 1999).

   **10.4(f)   -    Sixth Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    May 14, 1999).

     10.5      -    Sterling Chemicals, Inc. Pension Benefit Equalization Plan,
                    incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration
                    No. 33-24020).

    EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------

     10.6      -    Sterling Chemicals, Inc. Amended and Restated Supplemental
                    Employee Retirement Plan, incorporated by reference from
                    Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (Commission
                    File Number 1-10059).

     10.7      -    Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                    Employees' Pension Plan (Effective as of May 1, 1996), incorporated by reference from Exhibit 10.3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

   **10.7(a)   -    First Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Hourly Paid Employees' Pension Plan (Effective as of December 31, 1998).

   **10.7(b)   -    Second Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Hourly Paid Employees' Pension Plan (Effective as of December 17, 1998).

   **10.7(c)   -    Third Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Hourly Paid Employees' Pension Plan (Effective as of September 20, 1999).

   **10.8      -    Sterling Chemicals, Inc. Sixth Amended and Restated Savings
                    and Investment Plan dated as of October 1, 2000.

     10.9      -    Sterling Chemicals ESOP, incorporated by reference from
                    Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

   **10.9(a)   -    Sterling Chemicals ESOP (First Amendment) (Effective as of
                    December 27, 1996).

   **10.9(b)   -    Sterling Chemicals ESOP (Second Amendment) (Effective as of
                    August 21, 1996).

   **10.9(c)   -    Third Amendment to Sterling Chemicals ESOP (Effective as of
                    January 31, 1997).

   **10.9(d)   -    Fourth Amendment to Sterling Chemicals ESOP (Effective as of
                    November 1, 1998).

   **10.9(e)   -    Fifth Amendment to Sterling Chemicals ESOP (Effective as of
                    December 31, 1998).

     10.10     -    Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades
                    Council, AFL-CIO Texas City, Texas, December 18, 1998 to May
                    1, 2002, incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-4 of Sterling Chemicals,
                    Inc. (Registration No. 333-87471).

   **10.11     -    Agreement between Sterling Pulp Chemicals Ltd., North
                    Vancouver, British Columbia, and Pulp, Paper and Woodworkers of Canada, Local 5, British Columbia effective December 1,
                    1997 to November 30, 2000.

     10.12     -    Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Frank P.
                    Diassi, incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     10.13     -    Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Frank J.
                    Hevrdejs, incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     10.14     -    Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Koch Capital
                    Services, Inc., incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     10.15     -    Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals, Holdings, Inc. and William A.
                    McMinn, incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

     10.16     -    Form of Indemnity Agreement executed between the Company
                    and each of its officers and directors, incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

     10.17     -    Form of Indemnity Agreement executed between the Company
                    and each of its officers and directors, incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

   **10.18     -    Severance Agreement dated as of May 1, 2000 among Peter W.
                    De Leeuw and the Company.

     10.19     -    Employment Agreement dated as of January 19, 1998 between
                    Gary M. Spitz and the Company, incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1998.

    EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------

     10.20     -    Employment Agreement dated as of November 12, 1997 between
                    David G. Elkins and the Company, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1999.

    +10.21     -    Amended and Restated Production Agreement dated March 31,
                    1998 between BP Chemicals, Inc. and Sterling Chemicals,
                    Inc., incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

    +10.22     -    Second Amended and Restated Production Agreement dated
                    effective as of August 1, 1996 between BP Chemicals Inc. and
                    Sterling Chemicals, Inc., incorporated by reference from
                    Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

    +10.23     -    Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling
                    Chemicals, Inc., incorporated by referenced from Exhibit
                    10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

     10.24     -    License Agreement dated August 1, 1986 between Monsanto
                    Company and Sterling Chemicals, Inc., incorporated by reference from Exhibit 10.25 to the Company's Registration
                    Statement on Form S-1 (Registration No. 33-24020).

    +10.25     -    Joint Venture Agreement dated March 31, 1998 between
                    Sterling Chemicals, Inc. and BP Chemicals, Inc., incorporated by reference from Exhibit 10.4 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    March 31, 1998.

    +10.25(a)  -    First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between Sterling Chemicals, Inc. and BP
                    Chemicals Inc., incorporated by reference from Exhibit
                    10.26(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

   **21.1      -    Subsidiaries of Sterling Chemicals Holdings, Inc.

   **23.1      -    Consent of Deloitte & Touche LLP

   **27.1      -    Financial Data Schedule - Sterling Chemicals Holdings, Inc.

   **27.2      -    Financial Data Schedule - Sterling Chemicals, Inc.

   **99.1      -    Sterling Canada, Inc. consolidated financial statements and notes thereto for the years ended September 30, 2000, 1999, and 1998, including independent auditors' report.

   **99.2      -    Sterling Pulp Chemicals, Ltd. consolidated financial
                    statements and notes thereto for the years ended September
                    30, 2000, 1999, and 1998, including independent auditors' report.


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

                                       STERLING CHEMICALS HOLDINGS, INC.
                                       STERLING CHEMICALS, INC.
                                       (Registrants)


                                       By  /s/ FRANK P. DIASSI
                                         ----------------------------------
                                         Chairman of the Board of Directors

DATE: DECEMBER 15, 2000

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

                    SIGNATURE                                 TITLE                               DATE
                    ---------                                 -----                               ----
            /s/  FRANK P. DIASSI                 Chairman of the Board of                    December 15, 2000
--------------------------------------------       Directors
              (Frank P. Diassi)                  (principal executive officer)


             /s/  GARY M. SPITZ                  Executive Vice President-Finance            December 15, 2000
--------------------------------------------     and Chief Financial Officer
               (Gary M. Spitz)                   (principal finance officer)


          /s/  PAUL G. VANDERHOVEN               Vice President - Finance and Controller     December 15, 2000
--------------------------------------------       (principal accounting officer)
            (Paul G. Vanderhoven)

            /s/  ROBERT W. ROTEN                 Vice Chairman of the Board of               December 15, 2000
--------------------------------------------       Directors
              (Robert W. Roten)

           /s/  FRANK J. HEVRDEJS                Director                                    December 15, 2000
--------------------------------------------
             (Frank J. Hevrdejs)

            /s/  T. HUNTER NELSON                Director                                    December 15, 2000
--------------------------------------------
             (T. Hunter Nelson)

            /s/  ALLAN R. DRAGONE                Director                                    December 15, 2000
--------------------------------------------
             (Allan R. Dragone)

              /s/   ROLF H. TOWE                 Director                                    December 15, 2000
--------------------------------------------
               (Rolf H. Towe)

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                           DESCRIPTION
    ------                           -----------
      2.1      -    Amended and Restated Agreement and Plan of Merger between
                    STX Acquisition Corp. and Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the
                    Company's Current Report on Form 8-K dated April 24, 1996, as amended by Form 8-K/A.

      3.1      -    Restated Certificate of Incorporation of Sterling Chemicals
                    Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended June 30, 1997.

      3.2      -    Certificate of Incorporation of Sterling Chemicals, Inc., as
                    amended, incorporated by reference from Exhibit 3.2 to the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended September 30, 1996.

      3.3      -    Restated Bylaws of Sterling Chemicals Holdings, Inc.,
                    incorporated by reference from Exhibit 3.3 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1996.

      3.4      -    Restated Bylaws of Sterling Chemicals, Inc., incorporated by reference from Exhibit 3.2 to the Registration Statement on
                    Form S-4 of Sterling Chemicals, Inc. (Registration No.
                    333-87471).

      4.1      -    Warrant Agreement (including form of Warrant) dated as of
                    August 15, 1996 between Sterling Chemicals Holdings, Inc.
                    and KeyCorp Shareholder Services, Inc., as Warrant Agent,
                    incorporated by reference from Exhibit 4.4 to the
                    Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.2      -    Warrant Agreement dated as of July 10, 1997 between Sterling
                    Chemicals Holdings, Inc. and Harris Trust and Savings Bank,
                    as Warrant Agent, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended June 30, 1997.

      4.3      -
                    Warrant Agreement dated as of December 15, 1998 between
                    Sterling Chemicals Holdings, Inc. and Harris Trust and
                    Savings Bank, as Warrant Agent, incorporated by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

      4.4      -    Registration Rights Agreement, incorporated by reference
                    from Exhibit 4.11 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.5      -    Sterling Chemicals Holdings, Inc. Stockholders Agreement
                    dated effective as of August 21, 1996, incorporated by
                    reference from Exhibit 4.10 to the Registration Statement on
                    Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.5(a)   -    First Amendment to Sterling Chemicals Holdings, Inc.
                    Stockholders Agreement dated effective as of December 31,
                    1997, incorporated by reference from Exhibit 4.7 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended March 31, 1998.

      4.5(b)   -    Second Amendment to Sterling Chemicals Holdings, Inc.
                    Stockholders Agreement dated effective as of May 1, 1998,
                    incorporated by reference from Exhibit 4.9(b) of the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ending September 30, 1998.

    EXHIBIT
    NUMBER                           DESCRIPTION
    ------                           -----------
      4.6      -    Third Amended and Restated Voting Agreement dated as of
                    February 1, 1999, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended March 31, 1999.

      4.7      -    Tag-Along Agreement dated as of August 21, 1996,
                    incorporated by reference from Exhibit 4.13 to the
                    Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.8      -    Indenture dated as of August 15, 1996 between Sterling
                    Chemicals Holdings, Inc. and Fleet National Bank governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                    Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                    (Registration No. 333-04343).

      4.8(a)   -    First Supplemental Indenture dated October 1, 1997 governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                    Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended March 31, 1998.

      4.8(b)   -    Second Supplemental Indenture dated March 16, 1998 governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                    Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended March 31, 1998.

      4.9      -    Indenture dated as of August 15, 1996 between Sterling
                    Chemicals, Inc. and Fleet National Bank governing the
                    11 3/4% Senior Subordinated Notes due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 of STX Acquisition
                    Corp. and STX Chemicals Corp. (Registration No. 333-04343).

      4.9(a)   -    First Supplemental Indenture dated October 1, 1997 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended March 31, 1998.

      4.9(b)   -    Second Supplemental Indenture dated March 16, 1998 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended March 31, 1998.

      4.10     -    Indenture dated as of April 7, 1997 between Sterling
                    Chemicals, Inc. and Fleet National Bank governing the
                    11 1/4% Senior Subordinated Notes due 2007 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended March 31, 1997.

      4.10(a)  -    First Supplemental Indenture dated March 16, 1998 governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling
                    Chemicals, Inc., incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended March 31, 1998.

      4.11     -    Indenture dated as of July 23, 1999 among Sterling
                    Chemicals, Inc., as Issuer, Sterling Canada Inc., Sterling
                    Chemicals Energy, Inc., Sterling Chemicals International,
                    Inc., Sterling Fibers, Inc., Sterling Pulp Chemicals US,
                    Inc., and Sterling Pulp Chemicals, Inc., as Guarantors, and
                    Harris Trust Company of New York, as Trustee, incorporated by reference from Exhibit 4.9 to the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended June 30,
                    1999.

      4.12     -    Second Deed of Trust, Assignment of Leases and Rents,
                    Security Agreement and Fixture Filing dated as of July 23,
                    1999 by Sterling Chemicals, Inc., Trustor, to John Dorris,
                    Trustee for the benefit of Harris Trust Company of New York,
                    Beneficiary, incorporated by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended June 30, 1999.

      4.13     -    Second Mortgage, Assignment of Leases and Rents, Security
                    Agreement and Fixture Filing dated as of July 23, 1999
                    between Sterling Fibers, Inc., Mortgagor, and Harris Trust
                    Company of New York, Mortgagee, incorporated by reference
                    from Exhibit 4.11 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended June 30, 1999.

    EXHIBIT
    NUMBER                           DESCRIPTION
    ------                           -----------
      4.14     -    Second Leasehold Deed to Secure Debt, Assignment and
                    Security Agreement dated as of July 23, 1999 by Sterling
                    Pulp Chemicals, Inc., Grantor, to Harris Trust Company of
                    New York, as Collateral Agent, and U.S. Bank Trust National
                    Association, as Georgia co-agent, incorporated by reference from Exhibit 4.12 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended June 30, 1999.

      4.15     -    Security Agreement dated as of July 23, 1999 among Sterling
                    Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp
                    Chemicals, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                    Fibers, Inc., Sterling Chemicals Energy, Inc., and Sterling
                    Chemicals International, Inc., as Assignors, and Harris
                    Trust Company of New York, as Collateral Agent, incorporated by reference from Exhibit 4.13 to the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended June 30,
                    1999.

      4.16     -    Stock Pledge and Security Agreement dated as of July 23,
                    1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., and Sterling Pulp Chemicals US, Inc., as Pledgors, and
                    Harris Trust Company of New York, as Collateral Agent,
                    incorporated by reference from Exhibit 4.14 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.17     -    Stock Pledge and Security Agreement dated as of July 23,
                    1999 among Sterling Chemicals, Inc. and Sterling Canada,
                    Inc., as Pledgors, and Harris Trust Company of New York, as
                    Collateral Agent, incorporated by reference from Exhibit
                    4.15 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended June 30, 1999.

      4.18     -    Revolving Credit Agreement dated as of July 23, 1999 among
                    Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                    Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                    Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                    Sterling Chemicals International, Inc., as the Borrowers,
                    The CIT Group/Business Credit, Inc., as the Administrative
                    Agent, Credit Suisse First Boston, as the Documentation
                    Agent, DLJ Capital Funding, Inc., as the Syndication Agent,
                    and various financial institutions, as the Lenders,
                    incorporated by reference from Exhibit 4.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.18(a)  -    First Amendment to Revolving Credit Agreement dated
                    effective as of December 17, 1999 among Sterling Chemicals,
                    Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US,
                    Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc.,
                    Sterling Chemicals Energy, Inc. and Sterling Chemicals
                    International, Inc., as the Borrowers, The CIT
                    Group/Business Credit, Inc., as the Administrative Agent,
                    Credit Suisse First Boston, as the Documentation Agent, DLJ
                    Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders, incorporated by
                    reference from Exhibit 4.20(a) of the Company's Annual
                    Report on Form 10-K for the fiscal year ended September 30,
                    1999.

      4.19     -    Parent Pledge Agreement dated as of July 23, 1999 between
                    Sterling Chemicals Holdings, Inc. and The CIT Group/Business
                    Credit, Inc., as Administrative Agent for each of the Fixed
                    Assets Secured Parties, incorporated by reference from
                    Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q
                    for the quarterly period ended June 30, 1999.

      4.20     -    Deed of Trust, Assignment of Leases and Rents, Security
                    Agreement and Fixture Filing dated as of July 23, 1999 by
                    Sterling Chemicals, Inc., Trustor, to Linda H. Earle,
                    Trustee for the benefit of The CIT Group/Business Credit,
                    Inc., as Administrative and Collateral Agent, Beneficiary,
                    incorporated by reference from Exhibit 4.2 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.21     -    Mortgage, Assignment of Leases and Rents, Security Agreement
                    and Fixture Filing dated as of July 23, 1999 by Sterling
                    Fibers, Inc., Mortgagor, to The CIT Group/Business Credit,
                    Inc., Mortgagee, incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended June 30, 1999.

      4.22     -    Leasehold Deed to Secure Debt, Assignment and Security
                    Agreement dated as of July 23, 1999 by Sterling Pulp
                    Chemicals, Inc. to The CIT Group/Business Credit, Inc., as
                    Administrative Agent, and U.S. Bank Trust National
                    Association, as Georgia co-agent, incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended June 30, 1999.

    EXHIBIT
    NUMBER                           DESCRIPTION
    ------                           -----------
      4.23     -    Fixed Assets Security Agreement dated as of July 23, 1999
                    among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                    Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                    Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                    and Sterling Chemicals International, Inc., as the Grantors,
                    and The CIT Group/Business Credit, Inc., as Administrative
                    Agent for each of the Fixed Assets Secured Parties,
                    incorporated by reference from Exhibit 4.5 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.24     -    Current Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                    Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                    Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                    and Sterling Chemicals International, Inc., as the Grantors,
                    and The CIT Group/Business Credit, Inc., as Administrative
                    Agent for each of the Current Assets Secured Parties,
                    incorporated by reference from Exhibit 4.6 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 1999.

      4.25     -    Obligor Pledge Agreement dated as of July 23, 1999 among
                    Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling
                    Pulp Chemicals US, Inc., as the Pledgors, and The CIT
                    Group/Business Credit, Inc., as Administrative Agent for
                    each of the Fixed Assets Secured Parties, incorporated by
                    reference from Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

      4.26     -    Intercreditor Agreement dated as of August 21, 1996 between
                    Texas Commerce Bank National Association and Fleet National
                    Bank, incorporated by reference from Exhibit 4.14 to the
                    Registration Statement on Form S-1 of STX Acquisition Corp.
                    and STX Chemicals Corp. (Registration No. 333-04343).

      4.26(a)  -    Amendment of Intercreditor Agreement dated as of July 23,
                    1999 among Sterling Chemicals Holdings, Inc., Chase Bank of
                    Texas, N.A. (formerly known as Texas Commerce Bank National
                    Association), as Administrative Agent, and State Street Bank
                    and Trust Company, as Trustee, incorporated by reference
                    from Exhibit 4.18 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended June 30, 1999.

      4.27     -    Senior Debt Intercreditor Agreement dated as of July 23,
                    1999 among Harris Trust Company of New York, as Trustee, The
                    CIT Group/Business Credit, Inc., as Administrative Agent,
                    and Sterling Chemicals, Inc., incorporated by reference from
                    Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q
                    for the quarterly period ended June 30, 1999.

   **10.1      -    Amended and Restated Stock Plan for Non-Employee Directors.

     10.2      -    Amended and Restated Key Employee Protection Plan,
                    incorporated by reference from Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    June 30, 2000.

   **10.3      -    Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and
                    Incentive Plan, as amended.

   **10.4      -    Sterling Chemicals, Inc. Amended and Restated Salaried
                    Employees' Pension Plan (Effective as of May 1, 1996).

   **10.4(a)   -    First Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    January 31, 1997).

   **10.4(b)   -    Second Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    January 1, 1997).

   **10.4(c)   -    Third Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    November 1, 1998).

   **10.4(d)   -    Fourth Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    December 31, 1998).

   **10.4(e)   -    Fifth Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    April 1, 1999).

   **10.4(f)   -    Sixth Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Salaried Employees' Pension Plan (Effective as of
                    May 14, 1999).

     10.5      -    Sterling Chemicals, Inc. Pension Benefit Equalization Plan,
                    incorporated by reference from Exhibit 10.10 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 33-24020).

    EXHIBIT
    NUMBER                           DESCRIPTION
    ------                           -----------
     10.6      -    Sterling Chemicals, Inc. Amended and Restated Supplemental
                    Employee Retirement Plan, incorporated by reference from
                    Exhibit 10.34 to the Company's Annual Report on Form 10-K
                    for the fiscal year ended September 30, 1989 (Commission
                    File Number 1-10059).

     10.7      -    Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                    Employees' Pension Plan (Effective as of May 1, 1996),
                    incorporated by reference from Exhibit 10.3(c) to the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended September 30, 1996.

   **10.7(a)   -    First Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Hourly Paid Employees' Pension Plan (Effective as
                    of December 31, 1998).

   **10.7(b)   -    Second Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Hourly Paid Employees' Pension Plan (Effective as
                    of December 17, 1998).

   **10.7(c)   -    Third Amendment to the Sterling Chemicals, Inc. Amended and
                    Restated Hourly Paid Employees' Pension Plan (Effective as
                    of September 20, 1999).

   **10.8      -    Sterling Chemicals, Inc. Sixth Amended and Restated Savings
                    and Investment Plan dated as of October 1, 2000.

     10.9      -    Sterling Chemicals ESOP, incorporated by reference from
                    Exhibit 10.6 to the Company's Annual Report on Form 10-K for
                    the fiscal year ended September 30, 1996.

   **10.9(a)   -    Sterling Chemicals ESOP (First Amendment) (Effective as of
                    December 27, 1996).

   **10.9(b)   -    Sterling Chemicals ESOP (Second Amendment) (Effective as of
                    August 21, 1996).

   **10.9(c)   -    Third Amendment to Sterling Chemicals ESOP (Effective as of
                    January 31, 1997).

   **10.9(d)   -    Fourth Amendment to Sterling Chemicals ESOP (Effective as of
                    November 1, 1998).

   **10.9(e)   -    Fifth Amendment to Sterling Chemicals ESOP (Effective as of
                    December 31, 1998).

     10.10     -    Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades
                    Council, AFL-CIO Texas City, Texas, December 18, 1998 to May
                    1, 2002, incorporated by reference from Exhibit 10.23 to the
                    Registration Statement on Form S-4 of Sterling Chemicals,
                    Inc. (Registration No. 333-87471).

   **10.11     -    Agreement between Sterling Pulp Chemicals Ltd., North
                    Vancouver, British Columbia, and Pulp, Paper and Woodworkers
                    of Canada, Local 5, British Columbia effective December 1,
                    1997 to November 30, 2000.

     10.12     -    Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Frank P.
                    Diassi, incorporated by reference from Exhibit 10.29 to the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended September 30, 1998.

     10.13     -    Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Frank J.
                    Hevrdejs, incorporated by reference from Exhibit 10.30 to
                    the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     10.14     -    Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals Holdings, Inc. and Koch Capital
                    Services, Inc., incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     10.15     -    Standby Purchase Agreement dated as of December 15, 1998
                    between Sterling Chemicals, Holdings, Inc. and William A.
                    McMinn, incorporated by reference from Exhibit 10.25 to the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended September 30, 1999.

     10.16     -    Form of Indemnity Agreement executed between the Company
                    and each of its officers and directors, incorporated by
                    reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

     10.17     -    Form of Indemnity Agreement executed between the Company
                    and each of its officers and directors, incorporated by
                    reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

   **10.18     -    Severance Agreement dated as of May 1, 2000 among Peter W.
                    De Leeuw and the Company.

     10.19     -    Employment Agreement dated as of January 19, 1998 between
                    Gary M. Spitz and the Company, incorporated by reference
                    from Exhibit 10.28 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1998.

    EXHIBIT
    NUMBER                           DESCRIPTION
    ------                           -----------
     10.20     -    Employment Agreement dated as of November 12, 1997 between
                    David G. Elkins and the Company, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1999.

    +10.21     -    Amended and Restated Production Agreement dated March 31,
                    1998 between BP Chemicals, Inc. and Sterling Chemicals,
                    Inc., incorporated by reference from Exhibit 10.2 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended March 31, 1998.

    +10.22     -    Second Amended and Restated Production Agreement dated
                    effective as of August 1, 1996 between BP Chemicals Inc. and
                    Sterling Chemicals, Inc., incorporated by reference from
                    Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                    for the quarterly period ended March 31, 1998.

    +10.23     -    Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling
                    Chemicals, Inc., incorporated by referenced from Exhibit
                    10.11 to the Company's Annual Report on Form 10-K for the
                    fiscal year ended September 30, 1997.

     10.24     -    License Agreement dated August 1, 1986 between Monsanto
                    Company and Sterling Chemicals, Inc., incorporated by
                    reference from Exhibit 10.25 to the Company's Registration
                    Statement on Form S-1 (Registration No. 33-24020).

    +10.25     -    Joint Venture Agreement dated March 31, 1998 between
                    Sterling Chemicals, Inc. and BP Chemicals, Inc.,
                    incorporated by reference from Exhibit 10.4 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    March 31, 1998.

    +10.25(a)  -    First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between Sterling Chemicals, Inc. and BP
                    Chemicals Inc., incorporated by reference from Exhibit
                    10.26(a) to the Company's Annual Report on Form 10-K for the
                    fiscal year ended September 30, 1998.

   **21.1      -    Subsidiaries of Sterling Chemicals Holdings, Inc.

   **23.1      -    Consent of Deloitte & Touche LLP

   **27.1      -    Financial Data Schedule - Sterling Chemicals Holdings, Inc.

   **27.2      -    Financial Data Schedule - Sterling Chemicals, Inc.

   **99.1      -    Sterling Canada, Inc. consolidated financial statements and notes thereto for the years ended September 30, 2000, 1999, and 1998, including independent auditors' report.

   **99.2      -    Sterling Pulp Chemicals, Ltd. consolidated financial
                    statements and notes thereto for the years ended September
                    30, 2000, 1999, and 1998, including independent auditors'
                    report.