Form 10-Q
period 2000-12-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2001-02-13
CIK 795662, 1014669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                             ---------------------

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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
           HOUSTON, TEXAS 77002-4312                     (Registrant's telephone number,
    (Address of principal executive offices)                   including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Sterling Chemicals, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format provided for by General Instruction H(2) of Form 10-Q.
                             ---------------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 2001 Sterling Chemicals Holdings, Inc. had 12,782,805 shares of common stock outstanding. As of January 31, 2001, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

     Readers should consider the following information as they review this Form 10-Q.

PRESENTATION OF FINANCIAL STATEMENTS

     This Form 10-Q includes two separate sets of financial statements and related notes:

     - The first set of financial statements and related notes present both the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries. Holdings directly or indirectly owns all of the companies whose financial results are included in this Form 10-Q and Chemicals is the primary operating subsidiary of Holdings.

     - The second set of financial statements and related notes present the combined financial position of the Guarantors and their subsidiaries (discussed below).

Under SEC rules, specified financial information is required to be provided with respect to subsidiaries of an issuer of debt securities that guarantee the repayment of those debt securities. In July of 1999, Chemicals issued $295 million of its 12 3/8% Senior Secured Notes due 2006. The obligations of Chemicals related to the 12 3/8% Notes were guaranteed by most of its subsidiaries incorporated in the United States (the "Guarantors"). Each of the Guarantors is a wholly-owned direct or indirect subsidiary of Chemicals and the Guarantors have fully and unconditionally guaranteed the 12 3/8% Notes on a joint and several basis. In order to comply with these SEC rules, the combined financial statements and related notes of the Guarantors and their subsidiaries are included with this Form 10-Q. Separate financial statements of, and other disclosures concerning, each Guarantor are not presented in this Form 10-Q because management has determined that such separate financial statements and disclosures are not material to investors.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations or financial position, the adequacy of our liquidity and our market sensitive financial instruments,. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, federal and state regulatory developments, our high financial leverage, the availability of skilled personnel and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Known Events, Trends, Uncertainties and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of February 13, 2001, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after February 13, 2001, or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

DOCUMENT SUMMARIES

     Statements contained in this Form 10-Q describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to the Annual Report.

FISCAL YEAR

     We keep our books of record and accounts based on annual accounting periods ending on September 30 of each year. Accordingly, all references in this Form 10-Q to a particular fiscal year refer to the twelve-calendar-month period ending on September 30 of that year.

     This combined Form 10-Q is separately filed by Holdings and Chemicals. Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we," "our," "ours" and "us."

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       STERLING CHEMICALS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $   8,902       $   7,667
  Accounts receivable net...................................     157,479         160,294
  Inventories...............................................      73,456          83,726
  Prepaid expenses..........................................         816           1,027
  Deferred income tax benefit...............................       8,470           8,470
                                                               ---------       ---------
         Total current assets...............................     249,123         261,184
Property, plant and equipment, net..........................     310,615         318,626
Deferred income tax benefit.................................      48,153          48,351
Other assets................................................      67,677          73,051
                                                               ---------       ---------
         Total assets.......................................   $ 675,568       $ 701,212
                                                               =========       =========
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable..........................................   $  69,561       $  83,883
  Accrued liabilities.......................................      89,626          91,216
  Current portion of long-term debt.........................       2,580           2,580
                                                               ---------       ---------
         Total current liabilities..........................     161,767         177,679
Long-term debt..............................................     979,772         961,570
Deferred income tax liability...............................      11,750          11,294
Deferred credits and other liabilities......................      72,972          70,944
Common stock held by ESOP...................................       3,519           3,519
Redeemable preferred stock..................................      24,730          23,928
Commitments and contingencies (Note 4)......................
Stockholders' equity (deficiency in assets):
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 12,345,000 shares issued and 12,129,000
    outstanding at December 31, 2000; and 12,307,000 shares
    issued and 12,094,000 outstanding at September 30,
    2000....................................................         123             123
  Additional paid-in capital................................    (542,712)       (542,712)
  Retained earnings (accumulated deficit)...................      (3,145)         28,099
  Accumulated other comprehensive income....................     (30,697)        (30,736)
  Deferred compensation.....................................          (8)            (12)
                                                               ---------       ---------
                                                                (576,439)       (545,238)
  Treasury stock, at cost, 216,000 shares at December 31,
    2000 and 213,000 shares at September 30, 2000...........      (2,503)         (2,484)
                                                               ---------       ---------
         Total stockholders' equity (deficiency in
           assets)..........................................    (578,942)       (547,722)
                                                               ---------       ---------
         Total liabilities and stockholders' equity
           (deficiency in assets)...........................   $ 675,568       $ 701,212
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

                       STERLING CHEMICALS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $249,654   $246,921
Cost of goods sold..........................................   240,640    216,353
                                                              --------   --------
Gross profit................................................     9,014     30,568
Selling, general and administrative expenses................     7,216      9,870
Interest and debt related expenses, net of interest
  income....................................................    29,887     29,770
                                                              --------   --------
Loss before income taxes....................................   (28,089)    (9,072)
Provision for income taxes..................................     2,353      1,290
                                                              --------   --------
Net loss....................................................   (30,442)   (10,362)
Preferred stock dividends...................................       802        719
                                                              --------   --------
Net loss attributable to common stockholders................  $(31,244)  $(11,081)
                                                              ========   ========
Net loss per common share...................................  $  (2.45)  $  (0.88)
                                                              ========   ========
Weighted average shares outstanding.........................    12,776     12,612
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (30,442)  $ (10,362)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     13,420      13,526
     Interest amortization..................................        794         802
     Deferred tax benefit...................................        540       1,057
     Discount notes amortization............................      5,869       5,124
     Other..................................................        322         (22)
  Change in assets/liabilities:
     Accounts receivable....................................      2,599     (19,597)
     Inventories............................................     10,269      (3,554)
     Prepaid expenses.......................................        207       2,135
     Other assets...........................................      1,070       1,214
     Accounts payable.......................................    (14,388)    (17,599)
     Accrued liabilities....................................     (1,358)     18,748
     Other liabilities......................................      3,344       2,422
                                                              ---------   ---------
          Net cash used in operating activities.............     (7,754)     (6,106)
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................     (3,247)     (5,794)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    241,601     202,340
  Repayment of long-term debt...............................   (229,337)   (198,546)
  Other.....................................................        (18)         (3)
                                                              ---------   ---------
          Net cash provided by financing activities.........     12,246       3,791
                                                              ---------   ---------
Effect of exchange rate on cash.............................        (10)        136
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........      1,235      (7,973)
Cash and cash equivalents -- beginning of year..............      7,667      14,921
                                                              ---------   ---------
Cash and cash equivalents -- end of period..................  $   8,902   $   6,948
                                                              =========   =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (10,765)  $ (11,397)
  Income taxes paid.........................................       (544)       (191)

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................   $   7,164       $   5,740
  Accounts receivable, net..................................     160,519         163,116
  Inventories...............................................      73,456          83,726
  Prepaid expenses..........................................         816           1,027
  Deferred income tax benefit...............................       8,470           8,470
                                                               ---------       ---------
          Total current assets..............................     250,425         262,079
Property, plant and equipment, net..........................     310,615         318,626
Deferred income tax benefit.................................      30,550          30,748
Other assets................................................      60,696          65,690
                                                               ---------       ---------
          Total assets......................................   $ 652,286       $ 677,143
                                                               =========       =========

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable..........................................   $  69,561       $  83,883
  Accrued liabilities.......................................      89,660          91,029
  Current portion of long-term debt.........................       2,580           2,580
                                                               ---------       ---------
          Total current liabilities.........................     161,801         177,492
Long-term debt..............................................     803,863         791,684
Deferred income tax liability...............................      11,750          11,294
Deferred credits and other liabilities......................      72,977          70,944
Common stock held by ESOP...................................       3,519           3,519
Commitments and contingencies (Note 4)
Stockholder's equity (deficiency in assets):
  Common stock, $.01 par value..............................          --              --
  Additional paid-in capital................................    (141,786)       (141,786)
  Accumulated deficit.......................................    (229,133)       (205,256)
  Accumulated other comprehensive income....................     (30,697)        (30,736)
  Deferred compensation.....................................          (8)            (12)
                                                               ---------       ---------
          Total stockholder's equity (deficiency in
            assets).........................................    (401,624)       (377,790)
                                                               ---------       ---------
          Total liabilities and stockholder's equity
            (deficiency in assets)..........................   $ 652,286       $ 677,143
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

                            STERLING CHEMICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $249,654   $246,921
Cost of goods sold..........................................   240,640    216,353
                                                              --------   --------
Gross profit................................................     9,014     30,568
Selling, general and administrative expenses................     6,780      9,833
Interest and debt related expenses, net of interest
  income....................................................    23,758     24,403
                                                              --------   --------
Loss before income taxes....................................   (21,524)    (3,668)
Provision for income taxes..................................     2,353      1,290
                                                              --------   --------
          Net loss..........................................  $(23,877)  $ (4,958)
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (23,877)  $  (4,958)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     13,286      13,526
     Interest amortization..................................        794         684
     Deferred tax benefit...................................        450       1,057
     Other..................................................        257        (150)
  Change in assets/liabilities:
     Accounts receivable....................................     (1,161)    (19,633)
     Inventories............................................     10,269      (3,554)
     Prepaid expenses.......................................        407       2,184
     Other assets...........................................        870       1,165
     Accounts payable.......................................    (12,152)    (17,599)
     Accrued liabilities....................................        (52)     18,748
     Other liabilities......................................      3,344       2,421
                                                              ---------   ---------
          Net cash used in operating activities.............     (7,565)     (6,109)
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................     (3,247)     (5,794)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    241,601     200,081
  Repayment of long-term debt...............................   (229,337)   (196,917)
  Other.....................................................        (18)        627
                                                              ---------   ---------
          Net cash provided by financing activities.........     12,246       3,791
                                                              ---------   ---------
Effect of exchange rate on cash.............................        (10)        136
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........      1,424      (7,976)
Cash and cash equivalents -- beginning of year..............      5,740      14,899
                                                              ---------   ---------
Cash and cash equivalents -- end of period..................  $   7,164   $   6,923
                                                              =========   =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (10,794)  $ (11,400)
  Income taxes paid.........................................       (544)       (191)

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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly:

     - the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries as of December 31, 2000, and

     - the respective consolidated results of operations and cash flows of Holdings and its subsidiaries and Chemicals and its subsidiaries for the applicable three-month periods ended December 31, 2000 and December 31, 1999, respectively.

All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 2000 have been derived from the audited consolidated balance sheets as of September 30, 2000 included in the Annual Report. The accompanying consolidated financial statements as of and for the three month period ended December 31, 2000, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we," "our," "ours" and "us."

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).

     Our operations are divided into two reportable segments: petrochemicals and pulp chemicals. Our petrochemicals segment manufactures commodity petrochemicals and acrylic fibers. Our pulp chemicals segment manufactures chemicals for use primarily in the pulp and paper industry. Operating segment information is presented below.

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Revenues:
  Petrochemicals............................................   $196,782     $197,294
  Pulp chemicals............................................     52,872       49,627
                                                               --------     --------
          Total.............................................   $249,654     $246,921
                                                               ========     ========
Operating income (loss):
  Petrochemicals............................................   $ (9,557)    $ 13,256
  Pulp chemicals............................................     11,355        7,442
                                                               --------     --------
          Total.............................................   $  1,798     $ 20,698
                                                               ========     ========

     Our total comprehensive net loss for the three-month periods ended December 31, 2000 and December 31, 1999 was $(30,403,000) and $(8,922,000), respectively.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. INVENTORIES

     Inventories consisted of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Finished products...........................................    $49,156         $53,746
Raw materials...............................................     10,625          14,107
Inventories under exchange agreements.......................     (5,759)         (3,666)
Stores and supplies.........................................     19,434          19,539
                                                                -------         -------
                                                                $73,456         $83,726
                                                                =======         =======

3. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Revolving credit facilities.................................    $ 50,146       $ 37,206
Saskatoon term loans........................................      34,226         34,904
11 1/4% Notes...............................................     152,071        152,154
11 3/4% Notes...............................................     275,000        275,000
12 3/8% Notes...............................................     295,000        295,000
                                                                --------       --------
          Total Chemicals' debt outstanding.................     806,443        794,264
13 1/2% Notes...............................................     175,909        169,886
                                                                --------       --------
          Total Holdings' debt outstanding..................     982,352        964,150
Less:
  Current maturities........................................      (2,580)        (2,580)
                                                                --------       --------
          Total long-term debt..............................    $979,772       $961,570
                                                                ========       ========

4. COMMITMENTS AND CONTINGENCIES

  Product Contracts

     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, tertiary butylamine, sodium cyanide, DSIDA and methanol, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices.

  Environmental Regulations

     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our products and the raw materials used to produce our products and, if so affected, our business, financial position, results of operations and cash flows

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment.

     While we believe that our business operations and facilities generally are operated in compliance in all material respects with all applicable environmental, health and safety requirements, we cannot be sure that past practices or future operations, or a material change in the nature or level of our operations, will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors or their employees or the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of our facilities could result in the incurrence of liabilities substantially in excess of our insurance coverages.

  Legal Proceedings

     Nickel Carbonyl Release. A description of the nickel carbonyl lawsuits is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. These lawsuits and interventions have either been dismissed or settled within the limits of our insurance coverage.

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. The eight lawsuits listed below and five interventions, involving a total of approximately 1,295 plaintiffs, have been filed based on this release alleging personal injury, property damage and nuisance claims:

     - Zabrina Alexander, et al. v. Sterling Chemicals Holdings, Inc., et al.; Case No. 00-CV0217; In the 10th Judicial District Court of Galveston County, Texas

     - Nettie Allen, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0304; In the 10th Judicial District Court of Galveston County, Texas

     - Bobbie Adams, et al. v. Sterling Chemicals International, Inc., et al.; Case No. 00-CV0311; In the 212th Judicial District Court of Galveston County, Texas

     - James C. Allen, et al. v. Sterling Chemicals, Inc., et al.; Case No. 2000-15823; In the 152nd Judicial District Court of Harris County, Texas

     - Ida Goldman, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0338; In the 56th Judicial District Court of Galveston County, Texas

     - Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC5000305; In Justice Court No. 5 of Galveston County, Texas

     - Joe L. Kimble, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0333; In the 56th Judicial District Court of Galveston County, Texas

     - Clyde Shade v. Sterling Chemicals Inc., et al.; Case No. 00-CV0328; In the 10th Judicial District court of Galveston County, Texas

We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Jeffords Incident. On June 26, 2000, Mr. William Jeffords IV, an independent contractor employed by Kellogg, Brown and Root, was fatally injured while operating a manlift at our Texas City plant. No claims have been made against us arising out of this incident, although we have been contacted by several attorneys claiming to represent the Jeffords family. We do not believe that we have any liability related to this incident, although we cannot give any assurances to that effect. In the event that any claim is made against us by the Jeffords family, we believe that all or substantially all out-of-pocket costs and expenses related to that claim would be covered by indemnification from Kellogg, Brown and Root and our liability insurance policies. We do not believe that any claim or litigation arising out of this incident will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect.

     Other Lawsuits. We are subject to various other claims and legal actions that arise in the ordinary course of our business.

  Litigation Contingency

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information, as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our judgment, our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors and consultation with outside legal counsel. Based on the foregoing, as of December 31, 2000, we have accrued approximately $2.5 million as our estimate of our aggregate contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.5 million. At December 31, 2000, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $3 million. We believe that this additional reasonably possible loss would be substantially covered by insurance or indemnification. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect.

5. NET LOSS PER COMMON SHARE CALCULATION

     The weighted average number of outstanding shares of common stock of Holdings and the computation of the net loss per common share are as follows (in thousands, except per common share):

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Net loss attributable to common stockholders................  $(31,244)   $(11,081)
                                                              ========    ========
Weighted average shares outstanding.........................    12,776      12,612
                                                              ========    ========
Net loss per common share...................................  $  (2.45)   $  (0.88)
                                                              ========    ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations and cash flows for the three-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 12, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of December 31, 2000, and the related consolidated statements of operations and cash flows for the three-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of Chemicals' management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Chemicals as of September 30, 2000, and the related consolidated statements of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 12, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2001

                         STERLING CHEMICALS GUARANTORS

                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $    880       $    499
  Accounts receivable, net..................................      42,009         46,190
  Inventories...............................................      32,019         31,252
  Prepaid expenses..........................................          15            301
                                                                --------       --------
          Total current assets..............................      74,923         78,242
Property, plant and equipment, net..........................     125,525        127,667
Due from affiliates.........................................     165,156        165,531
Other assets................................................      28,443         30,720
                                                                --------       --------
          Total assets......................................    $394,047       $402,160
                                                                ========       ========
               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable..........................................    $ 19,722       $ 20,397
  Accrued liabilities.......................................      22,119         24,041
                                                                --------       --------
          Total current liabilities.........................      41,841         44,438
Long-term debt due to parent................................     351,337        351,337
Deferred tax liability......................................       9,610          8,338
Deferred credits and other liabilities......................      11,143         11,574
Commitments and contingencies (Note 4)......................
Stockholder's equity (deficiency in assets):
  Common stock..............................................          --             --
  Additional paid-in capital................................      92,735         92,735
  Accumulated deficit.......................................     (83,611)       (77,229)
  Accumulated other comprehensive income....................     (29,008)       (29,033)
                                                                --------       --------
          Total stockholder's equity (deficiency in
            assets).........................................     (19,884)       (13,527)
                                                                --------       --------
          Total liabilities and stockholder's equity
            (deficiency in assets)..........................    $394,047       $402,160
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

                         STERLING CHEMICALS GUARANTORS

                       COMBINED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $59,681    $56,872
Cost of goods sold..........................................   50,264     49,548
                                                              -------    -------
Gross profit................................................    9,417      7,324
Selling, general and administrative expenses................    3,795      5,337
Interest and debt related expenses..........................   10,333     10,805
                                                              -------    -------
Net loss before income taxes................................   (4,711)    (8,818)
Provision for income taxes..................................    1,620        587
Equity in (earnings) losses of joint venture................       51       (217)
                                                              -------    -------
          Net loss..........................................  $(6,382)   $(9,188)
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

                         STERLING CHEMICALS GUARANTORS

                       COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Cash flows from operating activities:
  Net loss..................................................  $(6,382)  $ (9,188)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    4,983      6,307
     Deferred tax expense...................................    1,272        206
     Other..................................................      (20)        47
  Change in assets/liabilities:
     Accounts receivable....................................    4,181      2,734
     Inventories............................................     (767)       914
     Prepaid expenses.......................................      286    (10,307)
     Due from affiliates....................................      400      1,905
     Other assets...........................................      746      1,611
     Accounts payable.......................................     (675)     2,065
     Accrued liabilities....................................   (1,922)    (2,713)
     Other liabilities......................................     (431)       533
                                                              -------   --------
          Net cash flows provided by (used in) operating
           activities.......................................    1,671     (5,886)
                                                              -------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (1,310)    (1,685)
                                                              -------   --------
Cash flows from financing activities:
  Net change in long-term debt due to parent................       --         17
                                                              -------   --------
Effect of exchange rate on cash.............................       20        (42)
                                                              -------   --------
Net increase (decrease) in cash and cash equivalents........      381     (7,596)
Cash and cash equivalents -- beginning of year..............      499      9,323
                                                              -------   --------
Cash and cash equivalents -- end of period..................  $   880   $  1,727
                                                              =======   ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly-owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered
12 3/8% Notes with substantially similar terms. The 12 3/8% Notes are guaranteed by most of Chemicals' direct and indirect United States subsidiaries on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries. These subsidiaries consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc. and Sterling Fibers, Inc., each of which is a wholly-owned direct or indirect subsidiary of Chemicals and, together with two Canadian subsidiaries of Sterling Canada, Inc., are collectively referred to as the "Guarantors." There are no restrictions under any debt instrument of Holdings or Chemicals on the ability of any Guarantor to transfer funds to Chemicals in the form of cash dividends, loans or advances. The financial statements of the Guarantors have been combined to produce the accompanying financial statements. Separate financial statements of, and other disclosures concerning, each Guarantor are not presented in this Form 10-Q because management has determined that such separate financial statements and disclosures are not material to investors.

     The Guarantors manufacture chemicals for use primarily in the pulp and paper industry at four plants in Canada and a plant in Valdosta, Georgia, and manufacture acrylic fibers at a plant in Santa Rosa County, Florida. Sodium chlorate is produced at the four plants in Canada and the Valdosta plant and sodium chlorite is produced at one of the Canadian locations. The Guarantors also license, engineer and oversee construction of large-scale chlorine dioxide generators, which convert sodium chlorate into chlorine dioxide, for the pulp and paper industry. The Guarantors produce regular textiles, specialty textiles and technical fibers at their Santa Rosa plant, and license their acrylic fibers manufacturing technology to producers worldwide.

     In the opinion of management, the accompanying unaudited combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Guarantors as of December 31, 2000, and their combined results of operations and cash flows for the three-month periods ended December 31, 2000 and December 31, 1999, respectively. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited combined financial statements should be, and are assumed to have been, read in conjunction with the audited combined financial statements of the Guarantors included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Annual Report"). The accompanying combined balance sheet as of September 30, 2000, has been derived from the Guarantors' audited combined balance sheet as of September 30, 2000 included in the Annual Report.

     The Guarantors' total comprehensive net loss for the three-month periods ended December 31, 2000 and December 31, 1999 was $(6,357,000) and $(8,048,000),
respectively.

                         STERLING CHEMICALS GUARANTORS

2. INVENTORIES

     Inventories consisted of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Finished products...........................................    $20,927         $20,119
Raw materials...............................................      2,358           2,222
Inventories under exchange agreements.......................        203             277
Stores and supplies.........................................      8,531           8,634
                                                                -------         -------
                                                                $32,019         $31,252
                                                                =======         =======

3. LONG-TERM DEBT

     As of each of December 31, 2000 and September 30, 2000, debt allocated to the Guarantors by Chemicals was $351.3 million. At December 31, 2000, interest rates on this debt ranged from 11.25% to 12.375%.

4. COMMITMENTS AND CONTINGENCIES

  Environmental Regulations

     The Guarantors' operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for the Guarantors' operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of the Guarantors' products and the raw materials used to produce such products and, if so affected, the Guarantors' business, financial position, results of operations or cash flows may be materially and adversely affected. In addition, changes in environmental requirements can cause the Guarantors to incur substantial costs in upgrading or redesigning their facilities and processes, including waste treatment, storage, disposal and other waste handling practices and equipment.

     While the Guarantors believe that their business operations and facilities generally are operated in compliance in all material respects with all applicable environmental, health and safety requirements, there can be no assurance that past practices or future operations or a material change in the nature or level of our operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors or their employees or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Guarantors, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Guarantors' facilities could result in liabilities to the Guarantors substantially in excess of their insurance coverages.

     Any significant ban on chlorine containing compounds could have a materially adverse effect on the Guarantors' financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is one of the Guarantors' pulp chemicals products. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation, but there can be no assurance that the regulation will be changed. In the event such a regulation is implemented, the Guarantors would seek to sell the products they manufacture at the British Columbia facility to customers in

                         STERLING CHEMICALS GUARANTORS
other markets. The Guarantors are not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.

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

  Legal Proceedings

     The Guarantors are subject to various claims and legal actions that arise in the ordinary course of business. The Guarantors believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material adverse effect on their financial position, results of operations or cash flows.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Canada, Inc.
  Sterling Chemicals Energy, Inc.
  Sterling Chemicals International, Inc.
  Sterling Fibers, Inc.
  Sterling Pulp Chemicals, Inc.
  Sterling Pulp Chemicals US, Inc.

     We have reviewed the accompanying combined balance sheet of the Guarantors (as defined in Note 1) as of December 31, 2000, and the related combined statements of operations and cash flows for the three-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Guarantors' management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Guarantors as of September 30, 2000, and the related combined statements of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 12, 2000, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of September 30, 2000 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

                                                   DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a holding company whose only material asset is our investment in Chemicals, our primary operating subsidiary. Chemicals owns substantially all of our consolidated operating assets. Other than additional interest expense associated with our 13 1/2% Senior Secured Discount Notes due 2008, our results of operations are essentially the same as Chemicals. As a result, the following discussion applies to both entities, unless we have specifically noted otherwise. A separate discussion of the results of operations for Chemicals would not, in our opinion, provide any additional meaningful information.

RECENT DEVELOPMENTS

     On January 24, 2001, we announced that David G. Elkins had been promoted to the position of President and elected as a member of our Board of Directors. Mr. Elkins joined Holdings in January of 1998 and was most recently Executive Vice President -- Administration and Law with responsibilities for special projects, legal and governmental affairs, human resources, supply chain management and environmental, health and safety.

     On January 24, 2001, we announced our intention to build a new 60,000 metric tonnes per year sodium chlorate plant in New South Wales, Australia. The facility is expected to be constructed at a capital cost of approximately $55 million, which is currently expected to be financed through a combination of bank debt borrowed by a new special purpose entity, and the proceeds of a leveraged equipment capital lease. Under the current financing plan, we would not contribute any capital to the project and construction would commence upon the successful completion of financing and various third-party negotiations. The facility is currently expected to begin operating in March of 2003, although no assurances to that effect can be given.

     During the first quarter of fiscal 2001, U.S. and world economies began a general slowdown which has resulted in a decrease in the demand growth rate for most petrochemicals. During the first quarter of 2001, U.S. gross domestic product increased at an estimated annual rate of 1.4% compared to an annualized rate of 2.2% during the fourth quarter of fiscal 2000. At the same time, raw material and energy costs significantly increased, primarily due to the sharp increase in natural gas prices during the first quarter of fiscal 2001. As a result, U.S. Gulf Coast petrochemicals producers have experienced significant margin erosion for most of their products. Due to current market conditions, many U.S. Gulf Coast petrochemicals producers, including us, have reduced production levels. In addition, we have accelerated a maintenance turnaround for our acrylonitrile production facility originally scheduled for later this year. We anticipate this economic environment to continue through at least June 30, 2001.

RESULTS OF OPERATIONS

     Our revenues were approximately $250 million in the first quarter of fiscal 2001, compared to approximately $247 million in revenues during the first quarter of fiscal 2000. This increase in revenues resulted primarily from higher acrylonitrile and sodium chlorate sales prices, partially offset by a decrease in styrene sales volumes. We recorded a net loss attributable to common stockholders of approximately $31.2 million, or $2.45 per share, for the first quarter of fiscal 2001, compared to the net loss attributable to common stockholders of approximately $11.1 million, or $0.88 per share, we recorded for the first quarter of fiscal 2000. This larger net loss was primarily due to lower styrene margins, which resulted from higher raw material and energy costs.

  Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $197 million in both the first quarter of fiscal 2001 and the first quarter of fiscal 2000. Increases in acrylonitrile sales prices in the first quarter of fiscal 2001 were offset by a decrease in styrene sales volume for that period. Our petrochemicals operations recorded an operating loss of approximately $10 million for the first quarter of fiscal 2001, whereas these operations recorded operating income of approximately $13 million for the first quarter of fiscal 2000.

This difference resulted primarily from lower styrene margins and sales volumes, partially offset by improved acrylonitrile performance. We estimate that higher prices for natural gas, which we generally purchase at prevailing market prices, decreased operating income by approximately $7 million during the first quarter of fiscal 2001 compared to the operating income we would have experienced using the average cost for natural gas during the full year of fiscal 2000.

     Revenues from our styrene operations were approximately $96 million in the first quarter of fiscal 2001, a decrease of approximately 12% from the approximately $108 million in revenues from those operations in the first quarter of fiscal 2000. Direct sales prices for styrene in the first quarter of fiscal 2001 decreased approximately 2% from those realized during the first quarter of fiscal 2000. In addition, our total sales volumes for styrene in the first quarter of fiscal 2001 decreased approximately 11% from those realized during the first quarter of fiscal 2000. These decreases in sales prices and sales volumes resulted primarily from a slowdown in demand attributable, to a large extent, to a slowdown in general worldwide economic activity. Spot prices for styrene decreased in the first quarter of fiscal 2001 to approximately $0.25-$0.28 per pound, from approximately $0.30-$0.32 per pound during the fourth quarter of fiscal 2000. During the first quarter of fiscal 2001, prices for benzene, one of the primary raw materials for styrene, were approximately 30% higher than the prices we paid for benzene in the first quarter of fiscal 2000, and prices for ethylene, the other primary raw material for styrene, were approximately 6% higher than the prices we paid for ethylene in the first quarter of fiscal 2000. Margins on our styrene sales in the first quarter of fiscal 2001 decreased from the margins during the first quarter of fiscal 2000, primarily as a result of the decrease in sales prices and significant increases in raw material and energy costs.

     Revenues from our acrylonitrile operations were approximately $44 million in the first quarter of fiscal 2001, an increase of approximately 37% from the approximately $32 million in revenues from these operations in the first quarter of fiscal 2000. Direct sales prices for acrylonitrile in the first quarter of fiscal 2001 increased approximately 18% from those realized during the first quarter of fiscal 2000. The increase in sales prices for our acrylonitrile resulted primarily from stronger market demand. Acrylonitrile market conditions were robust early in the first quarter of fiscal 2001, but declined towards the end of the quarter due in part to the start-up of a new domestic acrylonitrile production facility and increased production from a new foreign acrylonitrile production facility. Total sales volumes of our acrylonitrile decreased approximately 15% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. During the first quarter of fiscal 2001, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 19% higher than the prices we paid for propylene in the first quarter of fiscal 2000, and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 42% higher than the prices we paid for ammonia in the first quarter of fiscal 2000. Margins on our acrylonitrile sales in the first quarter of fiscal 2001 improved from margins in the first quarter of fiscal 2000, primarily as a result of higher operating rates during the first quarter of fiscal 2001 compared to the prior period due in part to the curtailment during the first quarter of fiscal 2000 of the acrylonitrile production unit in order to complete mechanical tie-ins as part of the construction of the DSIDA plant.

     Revenues from our acrylic fibers operations were approximately $15 million in the first quarter of fiscal 2001, a decrease of approximately 9% from the approximately $16 million in revenues from these operations in the first quarter of fiscal 2000. Sales volumes of our acrylic fibers in the first quarter of fiscal 2001 decreased approximately 16% from those experienced during the first quarter of fiscal 2000. Sales prices for our acrylic fibers in the first quarter of fiscal 2001 increased approximately 6% from those realized during the first quarter of fiscal 2000. The performance of our acrylic fibers operations in the first quarter of fiscal 2001 continues to be materially and negatively impacted by weak market conditions, imports from foreign suppliers and higher raw material and energy costs. We continue to explore various strategic alternatives related to our acrylic fibers operations to address the poor performance of this business, including a sale of the business, a joint venture, scaling back production and a partial or total shutdown of the facility.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, DSIDA and methanol, were approximately $43 million in the first quarter of fiscal 2001, an increase of approximately 5% from the approximately $41 million in revenues from these operations during the first quarter of fiscal 2000. Our other petrochemicals operations reported an increase in operating earnings in the first quarter of fiscal

2001 compared to that realized in the first quarter of fiscal 2000, primarily due to the positive impact of our methanol plant shutdown and the benefit of our methanol requirements contract with Methanex Corporation.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $53 million in the first quarter of fiscal 2001, an increase of approximately 7% from the approximately $50 million in revenues from these operations in the first quarter of fiscal 2000. Sales volumes and sales prices of our sodium chlorate each increased approximately 7% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Our pulp chemicals operations recorded operating earnings of approximately $11 million in the first quarter of fiscal 2001 compared to operating earnings of approximately $7 million during the first quarter of fiscal 2000. These increases in revenues, sales volumes, sales prices and operating earnings resulted primarily from the continued conversion to elemental chlorine free bleaching at pulp mills.

  Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses in the first quarter of fiscal 2001 were approximately $7 million compared to approximately $10 million for the same period of fiscal 2000. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

LIQUIDITY AND CAPITAL RESOURCES

  Long-Term Debt

     As of December 31, 2000, our long-term debt, including current maturities, totaled approximately $982 million and consisted of:

     - Chemicals' two secured revolving credit facilities;

     - two secured term loans and a revolver under a credit facility at our Saskatoon subsidiary;

     - Chemicals' 11 1/4% Senior Subordinated Notes due 2007, 11 3/4% Senior Subordinated Notes due 2006 and 12 3/8% Senior Secured Notes due 2006; and

     - Holdings' 13 1/2% Senior Secured Discount Notes due 2008.

     The 12 3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12 3/8% Notes are fully and unconditionally guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of that subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of that subsidiary. However, the 12 3/8% Notes, and each subsidiary's guarantee, is subordinated to the extent of the collateral securing Chemicals' secured revolving credit facilities. The 12 3/8% Notes and the subsidiary guarantees are secured by:

     - a second priority lien on all of our United States production facilities and related assets;

     - a second priority pledge of all of the capital stock of each subsidiary guarantor; and

     - a first priority pledge of 65% of the stock of certain of our subsidiaries incorporated outside of the United States.

There are no restrictions under any debt instrument of Holdings or Chemicals on the ability of any of the subsidiary guarantors to transfer funds to Chemicals in the form of cash dividends, loans or advances.

     Under the secured revolving credit facilities, Chemicals and each of its direct and indirect United States subsidiaries, other than Sterling Chemicals Acquisitions, Inc., are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The secured revolving credit facilities consist of:

     - a $70,000,000 fixed assets revolving credit facility secured by a first priority lien on all of our United States production facilities and related assets, all of Chemicals' capital stock and all of the capital stock of each co-borrower and a second priority lien on all accounts receivable, inventory and other specified assets of Chemicals and each co-borrower; and

     - an $85,000,000 current assets revolving credit facility secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and each co-borrower.

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

     The credit agreement and the indentures governing the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes contain numerous covenants, including, but not limited to, restrictions on our ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions and refinance existing indebtedness. In addition, these indentures and the credit agreement specify various circumstances that will constitute, upon occurrence and subject in certain cases to notice and grace periods, an event of default thereunder. However, none of these indentures or the credit agreement require us to satisfy any financial ratios or maintenance tests.

     The indentures governing the 12 3/8% Notes, the 11 1/4% Notes and the
11 3/4% Notes and the credit agreement contain provisions which restrict the payment of advances, loans and dividends from Chemicals to Holdings. The most restrictive of these covenants limits those payments during fiscal 2001 to approximately $2.0 million, plus any amounts due to Holdings from Chemicals under the intercompany tax sharing agreement.

     Dividend restrictions in the indentures governing the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes allow Chemicals to pay dividends to Holdings in connection with required interest payments on the 13 1/2% Notes only if the ratio of the consolidated EBITDA of Chemicals and certain of its subsidiaries to their interest expense is 2.0 to 1.0 or greater, on a trailing four quarter basis. Holdings currently has no viable sources of funds to make interest payments on the 13 1/2% Notes other than the sale or monetization of our investment in unrestricted subsidiaries and dividends from Chemicals. Holdings must make the first cash interest payment on the 13 1/2% Notes on February 15, 2002. For the four quarters ended December 31, 2000, the consolidated EBITDA coverage ratio under these indentures was 1.3 to 1.0, significantly below the required ratio. Based upon our anticipated consolidated interest expense for the four quarter period ending December 31, 2001, Chemicals and its subsidiaries (excluding our subsidiary that conducts operations in Saskatoon) would need to generate approximately $190 million in consolidated EBITDA during such four quarter period in order to pay a dividend to Holdings to make the required cash interest payment on February 15, 2002. While there is a possibility that Chemicals could generate sufficient EBITDA to pay dividends to Holdings for the purpose of paying one or more of the initial interest payments on the 13 1/2% Notes, that possibility is extremely remote. Moreover, we believe that it is unlikely that Chemicals will generate sufficient EBITDA to pay dividends to Holdings every time an interest payment becomes due on the 13 1/2% Notes through their maturity in 2008. On September 8, 2000, we announced the engagement of Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse First Boston, "CSFB") as financial advisor to assist us in identifying and evaluating possible methods of restructuring or refinancing our 13 1/2% Notes. CSFB has had preliminary discussions with some of the larger holders of our 13 1/2% Notes regarding a possible restructuring of the 13 1/2% Notes. However, the discussions have not been productive and we cannot predict whether we will be successful in the restructuring of our 13 1/2% Notes.

     If Holdings fails to make a required interest payment on the 13 1/2% Notes, the holders will have certain remedies available to them under the indenture, including the option of accelerating the maturity of the 13 1/2% Notes. A default under the 13 1/2% Notes will not, in and of itself, cause a default under the indentures for 12 3/8% Notes, the 11 3/4% Notes or the 11 1/4% Notes. However, a default under the 13 1/2% Notes will cause a default under the credit agreement, giving the lenders under the credit agreement the option of accelerating all outstanding loans and letters of credits, terminating all commitments to lend thereunder and proceeding against the collateral. If the indebtedness under the credit agreement is accelerated, a default will occur under the indentures for the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes. Consequently, whether the failure to make a required interest payment on the 13 1/2% Notes will result in a default under the indentures for the 12 3/8% Notes, the 11 3/4% Notes or the 11 1/4% Notes, depends on the actions of the lenders under the credit agreement. Any such acceleration or other exercise of rights and remedies would have a material adverse effect on us. If the lenders do not accelerate the indebtedness under the credit agreement, the failure to make a required interest payment on the 13 1/2% Notes will have no effect under the credit agreement or the indentures for the 12 3/8% Notes, the 11 3/4% Notes or the 11 1/4% Notes. We cannot predict what actions (if any) any of our lenders or noteholders would take following the failure to make a required interest payment on the 13 1/2% Notes.

     At December 31, 2000, the total credit available under the secured revolving credit facilities was $155 million, and approximately $54 million was drawn under the fixed assets revolver, including approximately $4 million of outstanding letters of credit. Therefore, at December 31, 2000, Chemicals had additional borrowing capacity under the secured revolving credit facilities of approximately $101 million.

     Although no assurances can be given, we believe that our existing cash balances, anticipated cash flows from future operations, the availability of funds under our revolving credit facilities and other sources of available capital should be adequate to make all required payments of principal and interest on Chemicals' outstanding indebtedness and fund our planned capital expenditures and our projected working capital requirements for the remainder of fiscal 2001, including projected cash interest of approximately $92 million on Chemicals' long-term debt, of which approximately $38 million will be paid in the second quarter of fiscal 2001. Our belief is based upon assumptions regarding the condition of the markets of our primary petrochemicals products, which assumptions are based in part on published reports of industry experts as well as our own internal forecasts. However, if these assumptions prove to be incorrect or cash flows are materially less than anticipated, or if a significant number of our vendors or trade suppliers reduce or withdraw trade credit to us, we may require additional liquidity in order to fund these payments and there is a strong possibility that we will be unable to fund our operations and meet our debt service requirements over an extended period. We are currently exploring all permissible methods for improving our liquidity and reducing the risk of a cash interest payment default on the 13 1/2% Notes , including the possible sale or monetization of our investment in some of our unrestricted subsidiaries. However, the permissible methods for improving our liquidity or reducing the risk of a cash interest payment default on the 13 1/2% Notes are limited in scope and amount and no assurances can be given that any permissible method will be available or sufficient.

  Standby Equity Commitments

     In December of 1998, we entered into Separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs and Koch Capital Services, Inc. Pursuant to the terms of the Standby Purchase Agreements, the purchasers committed to purchase up to 2.5 million shares of our common stock, at a price of $6.00 per share, if, as and when requested by us at any time or from time to time prior to December 15, 2001. To induce the purchasers to enter into the Standby Purchase Agreements, we issued them warrants to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $6.00 per share. Under the Standby Purchase Agreements, we are obligated to issue additional warrants to purchase up to 300,000 shares of our common stock to the purchasers if, as and when they purchase shares of our common stock under the Standby Purchase Agreements. Under each of the Standby Purchase Agreements, we may require the purchasers to purchase shares only if we are able to satisfy certain conditions precedent relating to our financial condition, and then only if we believe that the equity infusion is necessary to maintain, reestablish or enhance Chemicals' borrowing rights under it revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. These limitations and conditions cast considerable doubt as to our ability to require the purchasers to purchase shares under the Standby Purchase Agreements.

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

     The Saskatoon credit agreement provides a revolving credit facility of Cdn. $8 million to be used by our Saskatoon subsidiary solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of December 31, 2000. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet our Saskatoon subsidiary's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

     Because of restrictions in the Saskatoon credit agreement, we generally do not have access to the cash flows of our Saskatoon subsidiary. In addition, because of its designation as an "Unrestricted Subsidiary" under our credit agreement and the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes, our Saskatoon subsidiary's results are not considered in determining compliance with the covenants contained therein.

     The Saskatoon credit agreement contains provisions which restrict the payment of advances, loans and dividends from our Saskatoon subsidiary to us or Chemicals. The most restrictive of these covenants limits such payments during fiscal 2001 to approximately $1 million, plus any amounts due to us from our Saskatoon subsidiary under the intercompany tax sharing agreement.

  Working Capital

     Working capital at December 31, 2000 was $87 million, an increase of $3 million from September 30, 2000. This increase was the result of the following changes (in millions):

            CURRENT ASSETS
            --------------
Cash and cash equivalents.......  $  1
Accounts receivable.............    (3)
Inventory.......................   (10)
                                  ----
                                  $(12)
                                  ====

         CURRENT LIABILITIES
         -------------------

Accounts payable................  $(14)
Accrued liabilities.............    (1)
                                  ----
                                  $(15)
                                  ====

     If certain of our vendors or suppliers reduce or withdraw trade credit to us, it would reduce our liquidity and possibly impact our ability to obtain raw materials in a timely manner or on acceptable terms and could have a material adverse effect on our business, financial position, results of operations or cash flows.

  Cash Flow

     Net cash used in our operations was $8 million in the first quarter of fiscal 2001, $2 million more than net cash used in our operations during the first quarter of fiscal 2000. This increase in net cash used in operations resulted primarily from an increase in net losses between the first quarter of fiscal 2001 and the first quarter of fiscal 2000, partially offset by the slight increase in our working capital. Net cash flow used in our investing activities was $3 million in the first quarter of fiscal 2001 compared to $6 million in the first quarter of fiscal

2000. Net cash flows from our financing activities were $12 million in the first quarter of fiscal 2001 compared to $4 million in the first quarter of fiscal 2000.

  Capital Expenditures

     Our capital expenditures were $3 million during the first quarter of fiscal 2001, compared to $6 million during the first quarter of 2000. The higher amount of capital expenditures in the first quarter of fiscal 2000 was primarily attributable to the DSIDA project. During the remainder of fiscal 2001, we expect to spend approximately $25 to $30 million on routine safety, environmental and replacement capital. We expect to fund our remaining fiscal 2001 capital expenditures from operating cash flow, plus borrowings under our secured revolving credit facilities, if needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through the first three months of fiscal 2001, there were no significant changes in our market risk disclosures as set forth in the Annual Report.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information under "Legal Proceedings" in Note 4 of the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended December 31, 2000. However, Holdings' Annual Meeting of Stockholders was held on January 24, 2001, at which time Holding's six incumbent directors were re-elected, the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending September 30, 2001 was ratified, an amendment to our Omnibus Stock Awards and Incentive Plan to increase the number of authorized shares of common stock available for awards thereunder from 1,000,000 to 2,000,000 was approved and an amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock from 20,000,000 shares to 35,000,000 shares was approved.

     The voting results for the re-election of our six incumbent directors are as set forth below:

                                                                 FOR       WITHHELD
                                                              ----------   --------
Frank P. Diassi.............................................  11,179,551    81,494
Robert W. Roten.............................................  11,220,317    40,728
Allan R. Dragone............................................  11,217,548    43,497
Frank J. Hevrdejs...........................................  11,220,166    40,879
Hunter Nelson...............................................  11,220,166    40,879
Rolf H. Towe................................................  11,222,409    38,636

     The voting results for the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending September 30, 2001 are as follows:

   FOR       AGAINST   ABSTAIN
   ---       -------   -------
11,230,285   25,770    4,989

     The voting results for the amendment to our Omnibus Stock Awards and Incentive Plan are as follows:

   FOR       AGAINST   ABSTAIN
   ---       -------   -------
8,902,452    383,242   56,669

     The voting results for the amendment to our Certificate of Incorporation are as follows:

   FOR       AGAINST   ABSTAIN
   ---       -------   -------
10,817,165   390,421   53,459

There were no broker non-votes for any of the matters submitted to a vote of security holders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  The following exhibits are filed as part of this Form 10-Q:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         11.1            -- Earnings Per Share Calculation.
         15.1            -- Letter of Deloitte & Touche LLP regarding unaudited
                            interim financial information.

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

                                            STERLING CHEMICALS HOLDINGS, INC.
                                            STERLING CHEMICALS, INC.
                                            (Registrants)

Date: February 13, 2001                            /s/ FRANK P. DIASSI
                                            ------------------------------------
                                                      Frank P. Diassi
                                             Chairman of the Board of Directors
                                               (Principal Executive Officer)

Date: February 13, 2000                             /s/ GARY M. SPITZ
                                            ------------------------------------
                                                       Gary M. Spitz
                                            Executive Vice President -- Finance
                                                            and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         11.1            -- Earnings Per Share Calculation.
         15.1            -- Letter of Deloitte & Touche LLP regarding unaudited
                            interim financial information.