Form 10-Q
period 2001-03-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2001-05-15
CIK 795662, 1014669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                             ---------------------

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
          HOUSTON, TEXAS 77002-4312                   (Registrant's telephone number,
   (Address of principal executive offices)                 including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered Pursuant to Section 12(g) of the Act: NONE

     Sterling Chemicals, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format provided for by General Instruction H(2) of Form 10-Q.
                             ---------------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, Sterling Chemicals Holdings, Inc. had 12,780,273 shares of common stock outstanding. As of April 30, 2001, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations or financial position, the adequacy of our liquidity and our market sensitive financial instruments. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms, federal and state regulatory developments, our high financial leverage, the availability of skilled personnel, our ability to attract or retain high quality employees and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Known Events, Trends, Uncertainties and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of May 14, 2001, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 14, 2001 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       STERLING CHEMICALS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2001          2000
                                                              ----------   -------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $    9,260     $  7,667
  Accounts receivable, net..................................     118,198      160,294
  Inventories...............................................      74,116       83,726
  Prepaid expenses..........................................         981        1,027
  Deferred income tax benefit...............................       8,470        8,470
                                                              ----------     --------
          Total current assets..............................     211,025      261,184
Property, plant and equipment, net..........................     299,717      318,626
Deferred income tax benefit.................................      48,152       48,351
Other assets................................................      62,391       73,051
                                                              ----------     --------
          Total assets......................................  $  621,285     $701,212
                                                              ==========     ========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable..........................................  $   51,913     $ 83,883
  Accrued liabilities.......................................      72,684       91,216
  Current portion of long-term debt.........................       2,486        2,580
                                                              ----------     --------
          Total current liabilities.........................     127,083      177,679
Long-term debt..............................................   1,018,919      961,570
Deferred income tax liability...............................      11,694       11,294
Deferred credits and other liabilities......................      71,225       70,944
Common stock held by ESOP...................................       3,519        3,519
Redeemable preferred stock..................................      25,550       23,928
Commitments and contingencies (Note 4)......................
Stockholders' equity (deficiency in assets):
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 12,345,000 shares issued and 12,126,000
     outstanding at March 31, 2001; and 12,307,000 shares
     issued and 12,094,000 outstanding at September 30,
     2000...................................................         123          123
  Additional paid-in capital................................    (542,712)    (542,712)
  Retained earnings (accumulated deficit)...................     (56,680)      28,099
  Accumulated other comprehensive income....................     (34,901)     (30,736)
  Deferred compensation.....................................          (7)         (12)
                                                              ----------     --------
                                                                (634,177)    (545,238)
  Treasury stock, at cost, 219,000 shares at March 31, 2001
     and 213,000 shares at September 30, 2000...............      (2,528)      (2,484)
                                                              ----------     --------
          Total stockholders' equity (deficiency in
            assets).........................................    (636,705)    (547,722)
                                                              ----------     --------
          Total liabilities and stockholders' equity
            (deficiency in assets)..........................  $  621,285     $701,212
                                                              ==========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                     -------------------   -------------------
                                                       2001       2000       2001       2000
                                                     --------   --------   --------   --------
Revenues...........................................  $194,157   $264,827   $443,811   $511,748
Cost of goods sold.................................   204,893    220,473    445,533    436,826
                                                     --------   --------   --------   --------
Gross profit (loss)................................   (10,736)    44,354     (1,722)    74,922
Selling, general and administrative expenses.......     6,611      9,596     13,827     19,466
Interest and debt related expenses, net of interest
  income...........................................    33,759     30,461     63,646     60,231
                                                     --------   --------   --------   --------
Income (loss) before income taxes..................   (51,106)     4,297    (79,195)    (4,775)
Provision for income taxes.........................     1,609        996      3,962      2,286
                                                     --------   --------   --------   --------
Net income (loss)..................................   (52,715)     3,301    (83,157)    (7,061)
Preferred stock dividends..........................       820        738      1,622      1,457
                                                     --------   --------   --------   --------
Net income (loss) attributable to common
  stockholders.....................................  $(53,535)  $  2,563   $(84,779)  $ (8,518)
                                                     ========   ========   ========   ========
Net income (loss) per common share.................  $  (4.19)  $   0.20   $  (6.63)  $  (0.67)
                                                     ========   ========   ========   ========
Weighted average shares outstanding................    12,782     12,651     12,779     12,632
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

                       STERLING CHEMICALS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (83,157)  $  (7,061)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     26,796      27,875
     Interest amortization..................................      4,052       2,320
     Deferred tax expense (benefit).........................      1,070        (906)
     Discount notes amortization............................     11,929      10,439
     Other..................................................        640          36
  Change in assets/liabilities:
     Accounts receivable....................................     40,668     (23,537)
     Inventories............................................      9,115     (11,926)
     Prepaid expenses.......................................         16      14,839
     Other assets...........................................      2,178      (8,581)
     Accounts payable.......................................    (29,863)      5,918
     Accrued liabilities....................................    (13,855)      6,962
     Other liabilities......................................     (4,613)     (6,804)
                                                              ---------   ---------
Net cash provided by (used in) operating activities.........    (35,024)      9,574
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................     (8,572)    (17,718)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    485,469     430,375
  Repayment of long-term debt...............................   (439,985)   (429,639)
  Other.....................................................         72          (3)
                                                              ---------   ---------
Net cash provided by financing activities...................     45,556         733
                                                              ---------   ---------
Effect of exchange rate on cash.............................       (367)        101
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........      1,593      (7,310)
Cash and cash equivalents -- beginning of year..............      7,667      14,921
                                                              ---------   ---------
Cash and cash equivalents -- end of period..................  $   9,260   $   7,611
                                                              =========   =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (46,680)  $ (48,199)
  Income taxes paid.........................................     (3,000)       (221)

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $   7,804     $   5,740
  Accounts receivable, net..................................    121,279       163,116
  Inventories...............................................     74,116        83,726
  Prepaid expenses..........................................        981         1,027
  Deferred income tax benefit...............................      8,470         8,470
                                                              ---------     ---------
          Total current assets..............................    212,650       262,079
Property, plant and equipment, net..........................    299,717       318,626
Deferred income tax benefit.................................     30,549        30,748
Other assets................................................     55,533        65,690
                                                              ---------     ---------
          Total assets......................................  $ 598,449     $ 677,143
                                                              =========     =========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable..........................................  $  51,913     $  83,883
  Accrued liabilities.......................................     72,684        91,029
  Current portion of long-term debt.........................      2,486         2,580
                                                              ---------     ---------
          Total current liabilities.........................    127,083       177,492
Long-term debt..............................................    836,794       791,684
Deferred income tax liability...............................     11,694        11,294
Deferred credits and other liabilities......................     71,225        70,944
Common stock held by ESOP...................................      3,519         3,519
Commitments and contingencies (Note 4)......................
Stockholder's equity (deficiency in assets):
  Common stock, $.01 par value..............................         --            --
  Additional paid-in capital................................   (141,786)     (141,786)
  Accumulated deficit.......................................   (275,172)     (205,256)
  Accumulated other comprehensive income....................    (34,901)      (30,736)
  Deferred compensation.....................................         (7)          (12)
                                                              ---------     ---------
          Total stockholder's equity (deficiency in
            assets).........................................   (451,866)     (377,790)
                                                              ---------     ---------
          Total liabilities and stockholder's equity
            (deficiency in assets)..........................  $ 598,449     $ 677,143
                                                              =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                     -------------------   -------------------
                                                       2001       2000       2001       2000
                                                     --------   --------   --------   --------
Revenues...........................................  $194,157   $264,827   $443,811   $511,748
Cost of goods sold.................................   204,893    220,473    445,533    436,826
                                                     --------   --------   --------   --------
Gross profit (loss)................................   (10,736)    44,354     (1,722)    74,922
Selling, general and administrative expenses.......     6,267      9,502     12,995     19,336
Other expense......................................        --         --         52         --
Interest and debt related expenses, net of interest
  income...........................................    27,427     24,901     51,185     49,304
                                                     --------   --------   --------   --------
Income (loss) before income taxes..................   (44,430)     9,951    (65,954)     6,282
Provision for income taxes.........................     1,609        997      3,962      2,286
                                                     --------   --------   --------   --------
Net income (loss)..................................  $(46,039)  $  8,954   $(69,916)  $  3,996
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

                            STERLING CHEMICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ (69,916)  $   3,996
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     26,524      27,875
     Interest amortization..................................      4,052       2,081
     Deferred tax expense (benefit).........................      1,070        (906)
     Other..................................................        329         (90)
  Change in assets/liabilities:
     Accounts receivable....................................     40,410     (23,667)
     Inventories............................................      9,115     (11,926)
     Prepaid expenses.......................................         16      14,962
     Other assets...........................................      2,178      (8,704)
     Accounts payable.......................................    (29,863)      5,918
     Accrued liabilities....................................    (13,855)      6,962
     Other liabilities......................................     (4,613)     (6,932)
                                                              ---------   ---------
Net cash provided by (used in) operating activities.........    (34,553)      9,569
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................     (8,572)    (17,718)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    485,469     430,375
  Repayment of long-term debt...............................   (439,985)   (429,639)
  Other.....................................................         72          (3)
                                                              ---------   ---------
Net cash provided by financing activities...................     45,556         733
                                                              ---------   ---------
Effect of exchange rate on cash.............................       (367)        101
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........      2,064      (7,315)
Cash and cash equivalents -- beginning of year..............      5,740      14,899
                                                              ---------   ---------
Cash and cash equivalents -- end of period..................  $   7,804   $   7,584
                                                              =========   =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (46,731)  $ (48,204)
  Income taxes paid.........................................     (3,000)       (221)

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  Interim Financial Information:

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly:

     - the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries as of March 31, 2001, and

     - the respective consolidated results of operations and cash flows of Holdings and its subsidiaries and Chemicals and its subsidiaries for the applicable three and six-month periods ended March 31, 2001 and March 31, 2000, respectively.

All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 2000 have been derived from the audited consolidated balance sheets as of September 30, 2000 included in the Annual Report. The accompanying consolidated financial statements as of and for the six-month period ended March 31, 2001, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we," "our," "ours" and "us."

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).

  Industry Conditions and Liquidity:

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced net losses in each of our last four fiscal years for the period ended September 30, 2000, along with a significant net loss for the first six months of fiscal 2001. During the second quarter of fiscal 2001, U.S. and world economies continued a general slowdown which has negatively impacted demand for most petrochemicals. In addition, raw material and energy costs have significantly increased. As a result, we have experienced significant margin erosion for most of our petrochemicals products. As of May 14, 2001, all interest payments under our various debt instruments that were due have been made. However, if business conditions for our petrochemicals products do not improve dramatically during the third and fourth quarters of fiscal 2001, there is a significant risk that we will be unable to meet all of our obligations under our various debt instruments, including interest payments on Chemicals'
12 3/8% Notes due July 15, 2001, Chemicals' 11 3/4% Notes due August 15, 2001, Chemicals' 11 1/4% Notes due October 1, 2001 and Holdings' 13 1/2% Notes due February 15, 2002, or that our available sources of liquidity will otherwise become inadequate. A default under any of these debt instruments would cause a default under the credit agreement, giving the lenders the option of accelerating the payment of loans, terminating their commitments, requiring cash collateralization of all outstanding letters of credit and, if any outstanding amounts are not paid, proceeding against their collateral. We cannot predict what actions, if any, our lenders or note holders would

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

take following a default with respect to their indebtedness. These uncertainties, together with those discussed below, raise substantial doubt about our ability to continue as a going concern without a financial restructuring. The accompanying consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties.

     If we are unable to meet our cash requirements from borrowings under our credit agreement, existing cash and cash equivalent balances and cash flow from operations, we may need to pursue one or more alternatives, such as selling assets of unrestricted subsidiaries. If we are unable to carry out any of these alternatives, or if available alternatives are insufficient, we would have to make choices among the various demands upon our liquidity, which could have a material adverse effect on our business and financial condition. In addition, a contraction in the availability of trade credit would increase our cash requirements, could impact our ability to obtain raw materials in a timely manner and could accelerate our need to pursue other alternatives.

     It is probable that, under the terms of the indentures governing Chemicals' outstanding Notes and the revolving credit agreement, Chemicals will be precluded from paying dividends to Holdings to provide funds to Holdings to make the first cash interest payment on its 13 1/2% Notes in February 2002. Holdings currently has no viable sources of funds to make this interest payment other than dividends from Chemicals or the sale or other monetization of its investment in its unrestricted subsidiaries. In addition, we believe that it is unlikely that Chemicals will generate sufficient EBITDA to pay dividends to Holdings every time an interest payment becomes due on the 13 1/2% Notes through their maturity in 2008. A failure by Holdings to make a required interest payment on the 13 1/2% Notes could have a material adverse effect on the business, financial position, results of operations and cash flows of Holdings and Chemicals, individually and in the aggregate. On September 8, 2000, we announced the engagement of Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse First Boston Corporation, "CSFB") as financial advisor to assist us in identifying and evaluating possible methods of restructuring or refinancing our 13 1/2% Notes. After holding preliminary discussions with some of the larger holders of our 13 1/2% Notes, the project was abandoned and our engagement with CSFB terminated.

     We recently engaged Greenhill & Co., LLC as our financial advisor to assist us in identifying and exploring strategic alternatives, including developing a consensual restructuring plan. We do not expect any interruption in our manufacturing operations or anticipate any workforce reductions or plant closings as a result of the financial restructuring. Although 65% of the stock of most of our Canadian subsidiaries is pledged to secure the 12 3/8% Notes, none of our Canadian subsidiaries has guaranteed any of our indebtedness or pledged their assets to secure any of our indebtedness, including the 12 3/8% Notes. Consequently, our Canadian subsidiaries will not necessarily be involved in or impacted by our financial restructuring.

  Other Matters:

     During the second quarter of fiscal 2001, we announced our decision to withdraw from the traditional commodity textile business and significantly reduce the operations and staffing of our acrylic fibers plant at Santa Rosa, Florida. As a result, we incurred a $7.1 million charge to cost of sales. This charge relates primarily to estimated severance payments to be made to approximately 150 employees during the third quarter of fiscal 2001 and a writedown of finished goods and stores inventory to their net realizable value.

     Our operations are divided into two reportable segments: petrochemicals and pulp chemicals. Our petrochemicals segment manufactures commodity petrochemicals and acrylic fibers. Our pulp chemicals

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

segment manufactures chemicals for use primarily in the pulp and paper industry. Operating segment information is presented below (in thousands).

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  MARCH 31,             MARCH 31,
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
Revenues:
  Petrochemicals...........................  $139,593   $211,176   $336,375   $408,470
  Pulp chemicals...........................    54,564     53,651    107,436    103,278
                                             --------   --------   --------   --------
          Total............................  $194,157   $264,827   $443,811   $511,748
                                             ========   ========   ========   ========
Operating income (loss):
  Petrochemicals...........................  $(28,582)  $ 26,245   $(38,139)  $ 39,501
  Pulp chemicals...........................    11,235      8,513     22,590     15,955
                                             --------   --------   --------   --------
          Total............................  $(17,347)  $ 34,758   $(15,549)  $ 55,456
                                             ========   ========   ========   ========

     Our total comprehensive net income (loss) for the three-month periods ended March 31, 2001 and March 31, 2000 was $(56,919,000) and $2,893,000,
respectively. Our total comprehensive net loss for the six-month periods ended March 31, 2001 and March 31, 2000 was $87,322,000 and $6,029,000, respectively.
The total comprehensive net income (loss) of Chemicals and its subsidiaries for the three-month periods ended March 31, 2001 and March 31, 2000 was $(50,243,000) and $8,545,000, respectively. The total comprehensive net income
(loss) of Chemicals and its subsidiaries for the six-month periods ended March 31, 2001 and March 31, 2000 was $(74,081,000) and $5,028,000, respectively.

2. INVENTORIES

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
Finished products...........................................   $39,451       $53,746
Raw materials...............................................    13,916        14,107
Inventories under exchange agreements.......................     5,100        (3,666)
Stores and supplies.........................................    15,649        19,539
                                                               -------       -------
                                                               $74,116       $83,726
                                                               =======       =======

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3. LONG-TERM DEBT

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2001          2000
                                                              ----------   -------------
                                                                (DOLLARS IN THOUSANDS)
Long-term debt consisted of the following:
Revolving credit facilities.................................  $   83,986     $ 37,206
Saskatoon term loans........................................      33,306       34,904
11 1/4% Notes...............................................     151,988      152,154
11 3/4% Notes...............................................     275,000      275,000
12 3/8% Notes...............................................     295,000      295,000
                                                              ----------     --------
          Total Chemicals' debt outstanding.................     839,280      794,264
13 1/2% Notes...............................................     182,125      169,886
                                                              ----------     --------
          Total Holdings' debt outstanding..................   1,021,405      964,150
  Less:
  Current maturities........................................      (2,486)      (2,580)
                                                              ----------     --------
          Total long-term debt..............................  $1,018,919     $961,570
                                                              ==========     ========

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

  Environmental Regulations

     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our products and the raw materials used to produce our products and, if so affected, our business, financial position, results of operations and cash flows may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our emission producing practices and equipment and our waste treatment, storage, disposal and other waste handling practices and equipment.

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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

businesses. In addition, a catastrophic event at any of our facilities could result in the incurrence of liabilities substantially in excess of our insurance coverages.

  Legal Proceedings

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. The seven lawsuits listed below and four interventions, involving a total of approximately 845 plaintiffs, have been filed based on this release alleging personal injury, property damage and nuisance claims:

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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

  Litigation Contingency

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information, as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our judgment, our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors and consultation with outside legal counsel. Based on the foregoing, as of March 31, 2001, we currently have approximately $2.5 million accrued as our estimate of our contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.5 million. At March 31, 2001, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $3 million. We believe that this additional reasonably possible loss would be substantially covered by insurance or indemnification. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect.

5. NET LOSS PER COMMON SHARE CALCULATION

     The weighted average number of outstanding shares of common stock of Holdings and the computation of the net income (loss) per common share are as follows (in thousands, except per common share):

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   MARCH 31,            MARCH 31,
                                               ------------------   ------------------
                                                 2001      2000       2001      2000
                                               --------   -------   --------   -------
Net income (loss) attributable to common
  stockholders...............................  $(53,535)  $ 2,563   $(84,779)  $(8,518)
                                               ========   =======   ========   =======
Weighted average shares outstanding..........    12,782    12,651     12,779    12,632
                                               ========   =======   ========   =======
Net income (loss) per common share...........  $  (4.19)  $  0.20   $  (6.63)  $ (0.67)
                                               ========   =======   ========   =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.

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

Houston, Texas
May 14, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries ("Chemicals") as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of Chemicals' management.

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

     The accompanying consolidated financial statements have been prepared assuming Chemicals will continue as a going concern. As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt about Chemicals' ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.

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

                                            DELOITTE & TOUCHE LLP

Houston, Texas
May 14, 2001

                         STERLING CHEMICALS GUARANTORS

                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $      1      $    499
  Accounts receivable, net..................................    44,930        46,190
  Inventories...............................................    23,565        31,252
  Prepaid expenses..........................................       101           301
                                                              --------      --------
          Total current assets..............................    68,597        78,242
Property, plant and equipment, net..........................   120,792       127,667
Due from affiliates.........................................   157,417       165,531
Other assets................................................    26,062        30,720
                                                              --------      --------
          Total assets......................................  $372,868      $402,160
                                                              ========      ========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable..........................................  $ 21,307      $ 20,397
  Accrued liabilities.......................................    16,625        24,041
                                                              --------      --------
          Total current liabilities.........................    37,932        44,438
Long-term debt due to parent................................   351,337       351,337
Deferred tax liability......................................     9,392         8,338
Deferred credits and other liabilities......................    12,051        11,574
Commitments and contingencies (Note 4)......................
Stockholder's equity (deficiency in assets):
  Common stock..............................................        --            --
  Additional paid-in capital................................    92,735        92,735
  Accumulated deficit.......................................   (98,349)      (77,229)
  Accumulated other comprehensive income....................   (32,230)      (29,033)
                                                              --------      --------
          Total stockholder's equity (deficiency in
            assets).........................................   (37,844)      (13,527)
                                                              --------      --------
          Total liabilities and stockholder's equity
            (deficiency in assets)..........................  $372,868      $402,160
                                                              ========      ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                       COMBINED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                      ------------------   -------------------
                                                        2001      2000       2001       2000
                                                      --------   -------   --------   --------
Revenues............................................  $ 60,972   $63,035   $120,653   $119,907
Cost of goods sold..................................    59,739    54,505    110,003    104,053
                                                      --------   -------   --------   --------
Gross profit........................................     1,233     8,530     10,650     15,854
Selling, general and administrative expenses........     3,541     5,756      7,336     11,093
Interest and debt related expenses..................    11,184    10,755     21,517     21,560
                                                      --------   -------   --------   --------
Net loss before income taxes........................   (13,492)   (7,981)   (18,203)   (16,799)
Provision for income taxes..........................     1,147       321      2,767        908
Equity in earnings (losses) of joint venture........       (99)      420       (150)       637
                                                      --------   -------   --------   --------
Net loss............................................  $(14,738)  $(7,882)  $(21,120)  $(17,070)
                                                      ========   =======   ========   ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                       COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(21,120)  $(17,070)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    10,060     12,638
     Deferred tax expense...................................     1,054         40
     Other..................................................       (20)       (44)
  Change in assets/liabilities:
     Accounts receivable....................................     1,260          8
     Inventories............................................     7,687       (474)
     Prepaid expenses.......................................       200     12,674
     Due from affiliates....................................     4,917     (5,697)
     Other assets...........................................     4,787    (10,293)
     Accounts payable.......................................       910      4,989
     Accrued liabilities....................................    (7,416)    (3,278)
     Other liabilities......................................       477      1,027
                                                              --------   --------
Net cash flows provided by (used in) operating activities...     2,796     (5,480)
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (3,314)    (3,102)
                                                              --------   --------
Cash flows from financing activities:
  Net change in long-term debt due to parent................        --          3
                                                              --------   --------
Effect of exchange rate on cash.............................        20        (42)
                                                              --------   --------
Net decrease in cash and cash equivalents...................      (498)    (8,621)
Cash and cash equivalents -- beginning of year..............       499      9,323
                                                              --------   --------
Cash and cash equivalents -- end of period..................  $      1   $    702
                                                              ========   ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  Interim Financial Information:

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly-owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered
12 3/8% Notes with substantially similar terms. The 12 3/8% Notes are guaranteed by most of Chemicals' direct and indirect United States subsidiaries on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries. These subsidiaries consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc. and Sterling Fibers, Inc., each of which is a wholly-owned direct or indirect subsidiary of Chemicals and are collectively referred to as the "Guarantors." The Guarantors own 100% of the stock of two Canadian subsidiaries, Sterling Pulp Chemicals, Ltd. and Sterling NRO, Ltd. (the "Canadian Subs"), whose financial results are included in the accompanying combined financial statements. The Canadian Subs have not guaranteed the 12 3/8% Notes and none of their assets have been pledged to secure the 12 3/8% Notes. However, 65% of their stock has been pledged to secure the 12 3/8% Notes. There are no restrictions under any debt instrument of Holdings or Chemicals on the ability of any Guarantor to transfer funds to Chemicals in the form of cash dividends, loans or advances. The financial statements of the Guarantors have been combined to produce the accompanying financial statements. Separate financial statements of, and other disclosures concerning, each Guarantor are not presented in this Form 10-Q because management has determined that such separate financial statements and disclosures are not material to investors.

     The Guarantors and the Canadian Subs manufacture chemicals for use primarily in the pulp and paper industry at four plants in Canada and a plant in Valdosta, Georgia. Sodium chlorate is produced at the four plants in Canada and the Valdosta plant and sodium chlorite is produced at one of the Canadian locations. The Guarantors also license, engineer and oversee construction of large-scale chlorine dioxide generators, which convert sodium chlorate into chlorine dioxide, for the pulp and paper industry. The Guarantors produce specialty textiles and technical fibers at their Santa Rosa plant, and license their acrylic fibers manufacturing technology to producers worldwide.

     In the opinion of management, the accompanying unaudited combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Guarantors as of March 31, 2001, and their combined results of operations and cash flows for the three and six-month periods ended March 31, 2001 and March 31, 2000. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited combined financial statements should be, and are assumed to have been, read in conjunction with the audited combined financial statements of the Guarantors included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Annual Report"). The accompanying combined balance sheet as of September 30, 2000 has been derived from the Guarantors' audited combined balance sheet as of September 30, 2000 included in the Annual Report.

  Industry Conditions and Liquidity:

     The accompanying combined financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Holdings and Chemicals have experienced net losses in each of their last four fiscal years for the period ended September 30, 2000, along with a significant net loss for the first six months of fiscal 2001. During the second quarter of fiscal 2001, U.S. and world economies continued a general slowdown which has

                         STERLING CHEMICALS GUARANTORS

                                  (UNAUDITED)

negatively impacted demand for most petrochemicals. In addition, raw material and energy costs have significantly increased. As a result, Holdings and Chemicals have experienced significant margin erosion for most of their petrochemicals products. As of May 14, 2001, all interest payments under Holdings' and Chemicals' various debt instruments that were due have been made. However, if business conditions for Holdings' and Chemicals' petrochemicals products do not improve dramatically during the third and fourth quarters of fiscal 2001, there is a significant risk that Holdings and Chemicals will be unable to meet all of their obligations on their various debt instruments, including interest payments on Chemicals' 12 3/8% Notes due July 15, 2001, Chemicals' 11 3/4% Notes due August 15, 2001, Chemicals' 11 1/4% Notes due October 1, 2001 and Holdings' 13 1/2% Notes due February 15, 2002 or that their available sources of liquidity will otherwise become inadequate. A default under any of these debt instruments would cause a default under the credit agreement, giving the lenders the option of accelerating the payment of loans, terminating their commitments, requiring cash collateralization of all outstanding letters of credit and, if any outstanding amounts are not paid, proceeding against their collateral. We cannot predict what actions, if any, our lenders or note holders would take following a default with respect to their indebtedness. These uncertainties, together with those discussed below, raise substantial doubt about Holdings' and Chemicals' ability to continue as going concerns without a financial restructuring. The accompanying consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties.

     If Holdings and Chemicals are unable to meet their cash requirements from borrowings under Chemicals' credit agreement, existing cash and cash equivalent balances and cash flow from operations, Holdings and Chemicals may need to pursue one or more alternatives, such as selling assets of unrestricted subsidiaries. If Holdings and Chemicals are unable to carry out any of these alternatives, or if available alternatives are insufficient, Holdings and Chemicals would have to make choices among the various demands upon their liquidity, which could have a material adverse effect on their business and financial condition. In addition, a contraction in the availability of trade credit would increase their cash requirements, could impact their ability to obtain raw materials in a timely manner and could accelerate their need to pursue other alternatives.

     It is probable that, under the terms of the indentures governing Chemicals' outstanding notes and the revolving credit agreement, Chemicals will be precluded from paying dividends to Holdings to provide funds to Holdings to make the first cash interest payment on its 13 1/2% Notes in February 2002. Holdings currently has no viable sources of funds to make this interest payment other than dividends from Chemicals or the sale or other monetization of its investment in its unrestricted subsidiaries. In addition, the Guarantors believe that it is unlikely that Chemicals will generate sufficient EBITDA to pay dividends to Holdings every time an interest payment becomes due on the 13 1/2% Notes through their maturity in 2008. A failure by Holdings to make a required interest payment on the 13 1/2% Notes could have a material adverse effect on the business, financial position, results of operations and cash flows of Holdings, Chemicals and the Guarantors, individually and in the aggregate.

     Holdings and Chemicals recently engaged Greenhill & Co., LLC as their financial advisor to assist them in identifying and exploring strategic alternatives, including developing a consensual restructuring plan. Holdings and Chemicals do not expect any interruption in manufacturing operations or anticipate any workforce reductions or plant closings as a result of the financial restructuring. Although 65% of the stock of the Canadian Subs is pledged to secure the 12 3/8% Notes, none of the Canadian Subs has guaranteed any of Holdings' or Chemicals' indebtedness or pledged their assets to secure any of their indebtedness, including the 12 3/8% Notes. Consequently, the Canadian Subs will not necessarily be involved in or impacted by the financial restructuring.

                         STERLING CHEMICALS GUARANTORS

                                  (UNAUDITED)

  Other Matters:

     During the second quarter of fiscal 2001, Holdings and Chemicals announced the decision to withdraw from the traditional commodity textile business and significantly reduce the operations and staffing of the Guarantors' acrylic fibers plant at Santa Rosa, Florida. As a result, the Guarantors incurred a $7.1 million charge to cost of sales. This charge relates primarily to estimated severance payments to be made to approximately 150 employees during the third quarter of fiscal 2001 and a writedown of finished goods and stores inventory to their net realizable value.

     The Guarantors' total comprehensive net loss for the three-month periods ended March 31, 2001 and March 31, 2000 was $17,960,000 and $7,270,000,
respectively. The Guarantors' total comprehensive net loss for the six-month periods ended March 31, 2001 and March 31, 2000 was $24,317,000 and $15,318,000,
respectively.

2. INVENTORIES

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
Finished products...........................................   $15,572       $20,119
Raw materials...............................................     2,265         2,222
Inventories under exchange agreements.......................        (6)          277
Stores and supplies.........................................     5,734         8,634
                                                               -------       -------
                                                               $23,565       $31,252
                                                               =======       =======

3. LONG-TERM DEBT

     As of each of March 31, 2001 and September 30, 2000, debt allocated to the Guarantors and the Canadian Subs by Chemicals was $351.3 million. At March 31, 2001, interest rates on this debt ranged from 11.25% to 12.375%.

4. COMMITMENTS AND CONTINGENCIES

  Environmental Regulations

     The operations of the Guarantors and the Canadian Subs involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for the operations of the Guarantors and the Canadian Subs are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of the products of the Guarantors and the Canadian Subs and the raw materials used to produce such products and, if so affected, the business, financial position, results of operations or cash flows of the Guarantors and the Canadian Subs may be materially and adversely affected. In addition, changes in environmental requirements can cause the Guarantors and the Canadian Subs to incur substantial costs in upgrading or redesigning their facilities and processes, including emission producing practices and equipment and waste treatment, storage, disposal and other waste handling practices and equipment.

     While the Guarantors believe that the business operations and facilities of the Guarantors and the Canadian Subs generally are operated in compliance in all material respects with all applicable environmental,

                         STERLING CHEMICALS GUARANTORS

                                  (UNAUDITED)

health and safety requirements, there can be no assurance that past practices or future operations, or a material change in the nature or level of our operations, will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors or their employees or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Guarantors and the Canadian Subs, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the facilities could result in liabilities to the Guarantors and the Canadian Subs substantially in excess of their insurance coverages.

     Any significant ban on chlorine containing compounds could have a materially adverse effect on the financial condition and results of operations of the Guarantors and the Canadian Subs. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is the principal pulp chemicals product of the Guarantors and the Canadian Subs. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation, but there can be no assurance that the regulation will be changed. However, the pulp and paper industry has not taken any significant steps to prepare for the implementation of this regulation. In the event such regulation becomes effective, the Guarantors and the Canadian Subs would seek to sell the products they manufacture at the British Columbia facility to customers in other markets. Even if this regulation becomes effective, the Guarantors do not believe that it will have a material adverse affect on their business, financial position, results of operations or cash flows, although no assurances to that effect can be given. The Guarantors are not aware of any other laws or regulations in place in North America which would restrict the use of such products for other purposes.

     The pulp chemicals businesses of the Guarantors and the Canadian Subs are sensitive to environmental regulations. Regulations restricting, but not altogether banning, absorbable organic halides and other chlorine derivatives in bleach plant effluent have a favorable effect on their pulp chemicals business. Several pending lawsuits are challenging an important group of these regulations known as the "Cluster Rules." Although the Guarantors believe that the Cluster Rules will ultimately be upheld in this litigation, they cannot be sure that they will.

  Legal Proceedings

     The Guarantors and the Canadian Subs are subject to various claims and legal actions that arise in the ordinary course of business. The Guarantors believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material adverse effect on their business, financial position, results of operations or cash flows, although no assurances can be given to that effect.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

        Sterling Canada, Inc.
        Sterling Chemicals Energy, Inc.
        Sterling Chemicals International, Inc.
        Sterling Fibers, Inc.
        Sterling Pulp Chemicals, Inc.
        Sterling Pulp Chemicals US, Inc.

     We have reviewed the accompanying combined balance sheet of the Guarantors (as defined in Note 1) as of March 31, 2001, and the related combined statements of operations and cash flows for the three-month and six-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Guarantors' management.

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

     The accompanying combined financial statements have been prepared assuming the Guarantors will continue as a going concern. As discussed in Note 1 to the combined financial statements, certain conditions raise substantial doubt about the Guarantors' ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.

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

Houston, Texas
May 14, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Holdings is a holding company whose only material asset is its investment in Chemicals, its primary operating subsidiary. Chemicals owns substantially all of our consolidated operating assets. Other than additional interest expense associated with its 13 1/2% Senior Secured Discount Notes due 2008, Holdings' results of operations are essentially the same as Chemicals'. As a result, the following discussion applies to both entities, unless we have specifically noted otherwise. A separate discussion of the results of operations for Chemicals would not, in our opinion, provide any additional meaningful information.

RECENT DEVELOPMENTS

     During the second quarter of fiscal 2001, U.S. and world economies continued a general slowdown which has negatively impacted demand for most petrochemicals. Raw material and energy costs have significantly increased from last year, primarily due to the sharp increase in natural gas prices. As a result, U.S. Gulf Coast petrochemicals producers have experienced significant margin erosion in most of their products. Due to these conditions, many U.S. Gulf Coast petrochemicals producers, including us, have reduced production levels. Previously, we rescheduled maintenance turnaround work at our acrylonitrile facilities, performing this work during the second quarter of fiscal 2001 rather than later in the year. The adverse economic conditions that made it commercially impracticable to operate our acrylonitrile and other nitriles production units, and served as the basis for the decision to advance the timing of the turnaround, have persisted. Consequently, we elected to postpone restarting our acrylonitrile facilities and other nitriles production units until it is commercially practicable to operate these facilities. Our other nitriles production units include the sodium cyanide, tertiary butylamine and DSIDA production units, all of which are dependent on the acrylonitrile facilities for feedstocks.

     We recently engaged Greenhill & Co., LLC as our financial advisor to assist us in identifying and exploring strategic alternatives, including developing a consensual financial restructuring plan. As of May 14, 2001, we were in compliance with all terms of our debt instruments. However, if business conditions for our petrochemicals products do not improve dramatically during the third and fourth quarters of fiscal 2001, there is a significant risk that we will be unable to meet all of our obligations under our various debt instruments, including interest payments on Chemicals' 12 3/8% Notes due July 15, 2001, Chemicals' 11 3/4% Notes due August 15, 2001, Chemicals' 11 1/4% Notes due October 1, 2001 and Holdings' 13 1/2% Notes due February 15, 2002, or that our available sources of liquidity will otherwise become inadequate. See "Liquidity and Capital Resources" below and Note 1 to the Consolidated Financial Statements included elsewhere herein.

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

     On January 24, 2001, we announced our intention to build a new 60,000 metric tons per year sodium chlorate plant in New South Wales, Australia. The facility is expected to be constructed at a capital cost of approximately $55 million, which is currently expected to be financed through a combination of bank debt borrowed by a new special purpose entity, and the proceeds of a leveraged equipment capital lease. Under the current financing plan, we would not contribute any capital to the project and construction would commence upon the successful completion of financing and various third-party negotiations. The facility is currently expected to begin operating in March of 2003, although no assurances to that effect can be given.

     On March 8, 2001, we announced our decision to withdraw from the traditional commodity textile business and significantly reduce our operations and staffing at our acrylic fiber plant in Santa Rosa, Florida. The decision came after rationalization and cost reduction programs were unable to return this business to profitable levels. We made this reduction due to extremely difficult operating conditions now facing the domestic acrylic textile industry, including conditions caused by the importation of finished goods by offshore producers and higher domestic energy and raw materials costs. We continue to produce our specialty and technical fibers products at this facility. We are also examining alternative uses of the portions of the plant that will be idled by this reduction.

     On March 13, 2001, we announced that Gary M. Spitz had resigned as Executive Vice President -- Finance and Chief Financial Officer, effective March 21, 2001, and that our Board of Directors had elected Paul G. Vanderhoven to succeed him. Mr. Vanderhoven was most recently Vice President -- Finance and Controller. In addition, in an unrelated development, Allan R. Dragone resigned from our Board of Directors, effective March 6, 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Long-Term Debt

     As of March 31, 2001, our long-term debt, including current maturities, totaled approximately $1.02 billion and consisted of:

     - Chemicals' two secured revolving credit facilities;

     - Chemicals' 11 1/4% Senior Subordinated Notes due 2007, 11 3/4% Senior Subordinated Notes due 2006 and 12 3/8% Senior Secured Notes due 2006;

     - Two secured term loans and a revolver under a credit facility at our Saskatoon subsidiary; and

     - Holdings' 13 1/2% Senior Secured Discount Notes due 2008.

     The 12 3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12 3/8% Notes are fully and unconditionally guaranteed by most of Chemicals' existing direct and indirect United States subsidiaries on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of that subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of that subsidiary. However, the 12 3/8% Notes, and each subsidiary's guarantee, is subordinated to the extent of the collateral securing Chemicals' secured revolving credit facilities. The
12 3/8% Notes and the subsidiary guarantees are secured by:

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

     Under the secured revolving credit facilities, Chemicals and most of its direct and indirect United States subsidiaries are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The secured revolving credit facilities consist of:

     - a $70,000,000 fixed assets revolving credit facility secured by a first priority lien on all of our United States production facilities and related assets, all of Chemicals' capital stock and all of the capital stock of each co-borrower, and a second priority lien on all accounts receivable, inventory and other specified assets of Chemicals and each co-borrower; and

     - an $85,000,000 current assets revolving credit facility secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and each co-borrower.

Available credit under the current assets revolver is subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of $42.5 million. In addition, the borrowing base for the current assets revolver must exceed outstanding borrowings thereunder by $12.0 million at all times. Available credit under the fixed assets revolver is not subject to a borrowing base. The commitments for each of the secured revolving credit facilities will be permanently reduced to the extent required under the credit agreement upon prepayments made out of specific sources of funds, including assets sales by Chemicals and the co-borrowers and certain equity issuances by Holdings.

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

     At March 31, 2001, the total credit available under the secured revolving credit facilities was $155 million. At March 31, 2001, $70 million was drawn under the fixed assets revolver and approximately $14.0 was drawn under the current assets revolver. In addition, approximately $5.5 million of letters of credit were outstanding, leaving at March 31, 2001, borrowing capacity under the secured revolving credit facilities of approximately $65.5 million. However, due to indebtedness limitations contained in the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes at March 31, 2001, we could only borrow $60.9 million of this amount.

     We have experienced net losses in each of our last four fiscal years for the period ended September 30, 2000, along with a significant net loss for the first six months of fiscal 2001. During the second quarter of fiscal 2001, U.S. and world economies continued a general slowdown which negatively impacted demand for most petrochemicals. In addition, raw material and energy costs have significantly increased. As a result, we have experienced significant margin erosion for most of our petrochemicals products. As of May 14, 2001, all interest payments under our various debt instruments that were due have been made. However, if business conditions for our petrochemicals products do not improve dramatically during the third and fourth quarters of fiscal 2001, there is a significant risk that we will be unable to meet all of our obligations under our various debt instruments, including interest payments on Chemicals'
12 3/8% Notes due July 15, 2001, Chemicals' 11 3/4% Notes due August 15, 2001 and Chemicals' 11 1/4% Notes due October 1, 2001, or that our available sources of liquidity will otherwise become inadequate. A default under any of these debt instruments would cause a default under the credit agreement, giving the lenders the option of accelerating the payment of loans, terminating their commitments, requiring cash collateralization of all outstanding letters of credit and, if any outstanding amounts are not paid to the lenders, proceeding against their collateral. We cannot predict what actions, if any, our lenders would take following a default with respect to their indebtedness. These uncertainties, together with those discussed below, raise substantial doubt about our ability to continue as a going concern without a financial restructuring.

     If we are unable to meet our cash requirements from borrowings under our credit agreement, existing cash and cash equivalent balances and cash flow from operations, we may need to pursue one or more alternatives, such as selling assets of unrestricted subsidiaries. If we are unable to carry out any of these alternatives, or if available alternatives are insufficient, we would have to make choices among the various demands upon our liquidity, which could have a material adverse effect on our business and financial condition. In addition, a contraction in the availability of trade credit would increase our cash requirements, could impact our ability to obtain raw materials in a timely manner and could accelerate our need to pursue other alternatives.

     It is probable that, under the terms of the indentures governing Chemicals' outstanding Notes and the revolving credit agreement, Chemicals will be precluded from paying dividends to Holdings to provide funds to Holdings to make the first cash interest payment on its 13 1/2% Notes in February 2002. Holdings currently has no viable sources of funds to make this interest payment other than dividends from Chemicals or the sale or other monetization of its investment in its unrestricted subsidiaries. In addition, we believe that it is unlikely that Chemicals will generate sufficient EBITDA to pay dividends to Holdings every time an interest payment becomes due on the 13 1/2% Notes through their maturity in 2008. A failure by Holdings to make a required interest payment on the 13 1/2% Notes could have a material adverse effect on the business, financial position, results of operations and cash flows of Holdings and Chemicals, individually and in the aggregate. On September 8, 2000, we announced the engagement of Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse First Boston Corporation, "CSFB") as financial advisor to assist us in identifying and evaluating possible methods of restructuring or refinancing our 13 1/2% Notes. After holding preliminary discussions with some of the larger holders of our 13 1/2% Notes, the project was abandoned and our engagement with CSFB terminated.

     We recently engaged Greenhill & Co., LLC as our financial advisor to assist us in identifying and exploring strategic alternatives, including developing a consensual financial restructuring plan. The objective of the restructuring is to establish a capital structure that is consistent with our cash flows throughout the industry cycle, and that affords us adequate funding for capital expenditures, working capital needs and debt service requirements. We believe that throughout this process we will continue to remain a reliable supplier of our products to our customers. We do not expect any interruption in our manufacturing operations as a result of the financial restructuring. Although 65% of the stock of most of our Canadian subsidiaries is pledged to secure the 12 3/8% Notes, none of our Canadian subsidiaries has guaranteed any of our indebtedness or pledged their assets to secure any of our indebtedness, including the 12 3/8% Notes. Consequently, our Canadian subsidiaries will not necessarily be involved in or impacted by our financial restructuring.

     We believe that our success will depend to a significant extent upon the efforts and abilities of our executive officers and senior management. In addition, we will continue to depend upon the retention of our key sales and purchasing personnel to maintain customer and supplier relationships. We do not anticipate any workforce reductions or plant closings as a result of the financial restructuring. However, due to uncertainty about our financial condition, it may be difficult to retain our key employees or attract qualified replacements. We have put in place retention programs for certain key employees at an estimated cost of $0.5 million through September 30, 2001.

     We expect to report our earnings for the third quarter of fiscal 2001 in our Form 10-Q scheduled to be filed with the Securities and Exchange Commission on or about August 14, 2001.

  Standby Equity Commitments

     In December 1998, we entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank
J. Hevrdejs and Koch Capital Services, Inc. Pursuant to the terms of the Standby Purchase Agreements, the purchasers committed to purchase up to 2.5 million shares of our common stock, at a price of $6.00 per share, if, as and when requested by us at any time or from time to time prior to December 15, 2001. To induce the purchasers to enter into the Standby Purchase Agreements, we issued them warrants to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $6.00 per share. Under the Standby Purchase Agreements, we are obligated to issue additional warrants to purchase up to 300,000 shares of our common stock to the purchasers if, as and when they purchase shares of our common stock under the Standby Purchase Agreements. Under each of the Standby Purchase Agreements, we may require the purchasers to purchase shares only if we are able to satisfy certain conditions precedent relating to our financial condition, and then only if we believe that the equity infusion is necessary to maintain, reestablish or enhance Chemicals' borrowing rights under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. These limitations and conditions make it unlikely that we would be able to require the purchasers to purchase shares under the Standby Purchase Agreements.

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

     The Saskatoon credit agreement provides a revolving credit facility of Cdn. $8 million to be used by our Saskatoon subsidiary solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of March 31, 2001. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet our Saskatoon subsidiary's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

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

  Working Capital

     Working capital at March 31, 2001 was approximately $84 million, approximately the same as that on September 30, 2000. Reductions in accounts receivable and inventory were offset by reductions in accounts payable and accrued liabilities.

  Cash Flow

     Net cash used in our operations was $35 million for the first six months of fiscal 2001, compared to net cash provided by operations of approximately $10 million during the first six months of fiscal 2000. This decrease resulted primarily from an increase in net losses between the first six months of fiscal 2001 and the first six months of fiscal 2000. Net cash flow used in our investing activities was $9 million for the first six months of fiscal 2001 compared to $18 million during the first six months of fiscal 2000. Net cash flows from our financing activities were $46 million for the first six months of fiscal 2001 compared to $1 million during the first six months of fiscal 2000, primarily due to borrowings from our revolving credit facilities during fiscal 2001.

  Capital Expenditures

     Our capital expenditures were $9 million during the first six months of fiscal 2001, compared to $18 million during the first six months of 2000. The higher amount of capital expenditures in the first six months of fiscal 2000 was primarily attributable to the DSIDA project. During the remainder of fiscal 2001, we expect to spend up to $25 million on routine safety, environmental and replacement capital. We expect to fund our remaining fiscal 2001 capital expenditures from operating cash flow, plus borrowings under our secured revolving credit facilities, if needed.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
  2000

     Our revenues were approximately $194 million in the second quarter of fiscal 2001, compared to approximately $265 million in revenues during the second quarter of fiscal 2000. This decrease in revenues resulted primarily from lower styrene sales prices and sales volumes. We recorded a net loss attributable to common stockholders of approximately $53.5 million, or $4.19 per share, for the second quarter of fiscal 2001, compared to the net income attributable to common stockholders of approximately $2.6 million, or $0.20 per share, we recorded for the second quarter of fiscal 2000. This decrease was primarily due to lower styrene sales prices and sales volumes.

  Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $140 million in the second quarter of fiscal 2001, compared to $211 million for the second quarter of fiscal 2000. This decrease in revenues resulted primarily from decreases in styrene sales prices and sales volumes in the second quarter of fiscal 2001 compared to the prior period. Our petrochemicals operations recorded an operating loss of approximately $29 million for the second quarter of fiscal 2001, whereas these operations recorded operating income of approximately $26 million for the second quarter of fiscal 2000. This difference resulted primarily from lower styrene and acrylonitrile sales prices and sales volumes and higher energy costs. We estimate that higher prices for natural gas, which we generally purchase at prevailing market prices, decreased operating income by approximately $9 million during the second quarter of fiscal 2001 compared to the operating results we would have experienced using the average cost for natural gas during the full year of fiscal 2000.

     Revenues from our styrene operations were approximately $55 million in the second quarter of fiscal 2001, a decrease of approximately 59% from the approximately $135 million in revenues from those operations in the second quarter of fiscal 2000. Direct sales prices for styrene in the second quarter of fiscal 2001 decreased approximately 17% from those realized during the second quarter of fiscal 2000. In addition, our total sales volumes for styrene in the second quarter of fiscal 2001 decreased approximately 51% from those realized during the second quarter of fiscal 2000. These decreases in sales prices and sales volumes resulted primarily from a continued slowdown in demand attributable, to a large extent, to a slowdown in general worldwide economic activity. Spot prices for styrene decreased in the second quarter of fiscal 2001 to approximately $0.23-$0.25 per pound, from approximately $0.35-$0.50 per pound during the second quarter of fiscal 2000. During the second quarter of fiscal 2001, prices for benzene, one of the primary raw materials for styrene, decreased approximately 3% from the prices we paid for benzene in the second quarter of fiscal 2000, and prices for ethylene, the other primary raw material for styrene, were approximately 9% higher than the prices we paid for ethylene in the second quarter of fiscal 2000. Margins on our styrene sales in the second quarter of fiscal 2001 decreased from those realized during the second quarter of fiscal 2000, primarily as a result of the decrease in sales prices and a significant increase in energy cost.

     Direct sales prices for acrylonitrile in the second quarter of fiscal 2001 decreased approximately 14% from those realized during the second quarter of fiscal 2000. The decrease in sales prices for our acrylonitrile resulted primarily from weaker market demand. Total sales volumes of our acrylonitrile decreased approximately 35% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 due to a reduction in demand. However, due to a variation in sales mix between direct sales and conversion arrangements, revenues remained relatively unchanged at $24 million in both the second quarter of fiscal 2001 and 2000. During the second quarter of fiscal 2001, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 5% higher than the prices we paid for propylene in the second quarter of fiscal 2000, and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 97% higher than the prices we paid for ammonia in the second quarter of fiscal 2000. Margins on our acrylonitrile sales in the second quarter of fiscal 2001 decreased from those realized in the second quarter of fiscal 2000, primarily as a result of lower prices, higher raw materials costs and lower operating rates during the second quarter of fiscal 2001 compared to the prior period. The reduction in operating rates was due to the shutdown of our acrylonitrile facilities for routine maintenance during the second quarter of fiscal 2001. Due to current acrylonitrile market conditions, the unit has remained down and no decision on the timing of the startup has been made. Production during the second quarter of fiscal 2000 was curtailed in order to complete mechanical tie-ins as part of the construction of the DSIDA plant.

     Revenues from our acrylic fibers operations were approximately $15 million in the second quarter of fiscal 2001, a decrease of approximately 20% from $19 million in revenues from these operations in the second quarter of fiscal 2000. Sales volumes of our acrylic fibers in the second quarter of fiscal 2001 decreased approximately 28% from those experienced during the second quarter of fiscal 2000. Sales prices for our acrylic fibers in the second quarter of fiscal 2001 increased approximately 11% from those realized during the second quarter of fiscal 2000. The performance of our acrylic fibers operations in the second quarter of fiscal 2001 continued to be materially and negatively impacted by weak market conditions, imports from foreign suppliers and higher raw material and energy costs. As mentioned above, during the second quarter of fiscal 2001, we announced our decision to withdraw from the traditional commodity textile business and significantly reduce the operations and staffing of our acrylic fibers plant at Santa Rosa, Florida. As a result, we incurred a $7.1 million charge to cost of sales. This charge relates primarily to estimated severance payments to be made to approximately 150 employees during the third quarter of fiscal 2001 and a writedown of finished goods and stores inventory to their net realizable value.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, DSIDA and methanol, were approximately $46 million in the second quarter of fiscal 2001, an increase of approximately 37% from the approximately $34 million in revenues from these operations during the second quarter of fiscal 2000. Our other petrochemicals operations reported an increase in operating earnings in the second quarter of fiscal 2001 compared to that realized in the second quarter of fiscal 2000, primarily due to the positive impact of our methanol plant shutdown and the benefit of our methanol requirements contract. Also favorably impacting operating income during the second quarter of fiscal 2001 were net proceeds of $3 million recorded in connection with a settlement of a dispute related to the construction of our methanol facility, the proceeds of which were received in April 2001.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $55 million in the second quarter of fiscal 2001, an increase of approximately 2% from the approximately $54 million in revenues from these operations in the second quarter of fiscal 2000. Sales prices of our sodium chlorate increased approximately 5% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000, while sodium chlorate sales volumes increased approximately 8% during this period. This increase in revenues was partially offset by a reduction in chlorine dioxide generator royalties. Our pulp chemicals operations recorded operating earnings of approximately $11 million in the second quarter of fiscal 2001 compared to operating earnings of approximately $9 million during the second quarter of fiscal 2000. These increases in revenues, sales volumes, sales prices and operating earnings resulted primarily from the continued conversion to elemental chlorine free bleaching at pulp mills.

  Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses in the second quarter of fiscal 2001 were approximately $7 million compared to approximately $10 million for the same period of fiscal 2000. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

  SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

     Our revenues were approximately $444 million during the first six months of fiscal 2001, compared to approximately $512 million in revenues during the first six months of fiscal 2000. This decrease in revenues resulted primarily from lower styrene sales prices and sales volumes. We recorded a net loss attributable to common stockholders of approximately $84.8 million, or $6.63 per share, for the first six months of fiscal 2001, compared to a net loss attributable to common stockholders of approximately $8.5 million, or $0.67 per share, we recorded for the first six months of fiscal 2000. This increase in net loss was primarily due to the level of net loss from our styrene and acrylonitrile operations.

  Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $336 million during the first six months of fiscal 2001, compared to $408 million for the first six months of fiscal 2000. Decreases in styrene sales prices and sales volumes in the first six months of fiscal 2001, compared to the first six months of fiscal 2000, caused this decrease. Our petrochemicals operations recorded an operating loss of approximately $38 million for the first six months of fiscal 2001, whereas these operations recorded operating income of approximately $40 million for the first six months of fiscal 2000. This difference resulted primarily from lower styrene sales prices and sales volumes and higher energy costs. We estimate that higher prices for natural gas, which we generally purchase at prevailing market prices, decreased operating income by approximately $16 million during the first six months of fiscal 2001 compared to the operating results we would have experienced using the average cost for natural gas during the full year of fiscal 2000.

     Revenues from our styrene operations were approximately $150 million during the first six months of fiscal 2001, a decrease of approximately 38% from the approximately $243 million in revenues from those operations during the first six months of fiscal 2000. Direct sales prices for styrene during the first six months of fiscal 2001 decreased approximately 10% from those realized during the first six months of fiscal 2000. In addition, our total sales volumes for styrene in the first six months of fiscal 2001 decreased approximately 31% from that realized during the first six months of fiscal 2000. These decreases in sales prices and sales volumes resulted primarily from a continued slowdown in demand attributable, to a large extent, to a slowdown in general worldwide economic activity. During the first six months of fiscal 2001, prices for benzene, one of the primary raw materials for styrene, increased approximately 12% from the prices we paid for benzene in the first six months of fiscal 2000, and prices for ethylene, the other primary raw material for styrene, were approximately 7% higher than the prices we paid for ethylene in the first six months of fiscal 2000. Margins on our styrene sales during the first six months of fiscal 2001 decreased from those realized during the first six months of fiscal 2000, primarily as a result of the decrease in sales prices and significant increases in raw material and energy costs.

     Revenues from our acrylonitrile operations were approximately $68 million during the first six months of fiscal 2001, an increase of approximately 22% from the approximately $55 million in revenues from those operations during the first six months of fiscal 2000. Direct sales prices for acrylonitrile during the first six months of fiscal 2001 increased approximately 6% from those realized during the first six months of fiscal 2000. Total sales volumes of our acrylonitrile decreased approximately 23% during the first six months of fiscal 2001 compared to the first six months of fiscal 2000. During the first six months of fiscal 2001, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 13% higher than the prices we paid for propylene during the first six months of fiscal 2000, and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 36% higher than the prices we paid for ammonia during the first six months of fiscal 2000. Margins on our acrylonitrile sales during the first six months of fiscal 2001 decreased from those realized during the first six months of fiscal 2000, primarily as a result of higher raw materials costs and lower operating rates during the second quarter of fiscal 2001 compared to the prior period. The reduction in operating rates was due to the shutdown of our acrylonitrile facilities for routine maintenance during the second quarter of fiscal 2001.

     Revenues from our acrylic fibers operations were approximately $30 million for the first six months of fiscal 2001, a decrease of approximately 15% from the approximately $35 million in revenues from these operations during the first six months of fiscal 2000. Sales volumes of our acrylic fibers during the first six months of fiscal 2001 decreased approximately 9% from those experienced during the first six months of fiscal 2000. Sales prices for our acrylic fibers during the first six months of fiscal 2001 also decreased approximately 9% from those realized during the first six months of fiscal 2000.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, DSIDA and methanol, were approximately $89 million during the first six months of fiscal 2001, an increase of approximately 19% from the approximately $75 million in revenues from these operations during the first six months of fiscal 2000. Our other petrochemicals operations reported an increase in operating earnings for the first six months of fiscal 2001 compared to that realized during the first six months of fiscal 2000, primarily due to the positive impact of our methanol plant shutdown and the benefit of our methanol requirements contract. Also favorably impacting operating income during the first six months of fiscal 2001 were net proceeds of $3 million recorded in connection with a dispute related to the construction of our methanol facility, the proceeds of which were received in April 2001.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $107 million during the first six months of fiscal 2001, an increase of approximately 4% from the approximately $103 million in revenues from these operations during the first six months of fiscal 2000. Sales prices of our sodium chlorate increased approximately 7% during the first six months of fiscal 2001 compared to the first six months of fiscal 2000, while sodium chlorate sales volumes increased approximately 8% during this period. This increase in revenue was partially offset by a reduction in chlorine dioxide generator royalties. Our pulp chemicals operations recorded operating earnings of approximately $23 million during the first six months of fiscal 2001 compared to operating earnings of approximately $16 million during the first six months of fiscal 2000. These increases in revenues, sales volumes, sales prices and operating earnings resulted primarily from the continued conversion to elemental chlorine free bleaching at pulp mills.

  Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses for the first six months of fiscal 2001 were approximately $14 million compared to approximately $19 million for the same period of fiscal 2000. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through the first six months of fiscal 2001, there were no significant changes in our market risk disclosures as set forth in the Annual Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Holdings' Annual Meeting of Stockholders was held on January 24, 2001, at which time Holding's six incumbent directors were re-elected, the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending September 30, 2001 was ratified, an amendment to our Omnibus Stock Awards and Incentive Plan to increase the number of authorized shares of common stock available for awards thereunder from 1,000,000 to 2,000,000 was approved and an amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock from 20,000,000 shares to 35,000,000 shares was approved.

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

     On January 24, 2001, the new Board elected David G. Elkins to the Board and on March 6, 2001, Allan R. Dragone resigned as a director.

     The voting results for the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending September 30, 2001 are as follows:

     FOR       AGAINST   ABSTAIN
  ----------   -------   -------
  11,230,285   25,770    4,989

     The voting results for the amendment to our Omnibus Stock Awards and Incentive Plan are as follows:

     FOR      AGAINST   ABSTAIN
  ---------   -------   -------
  8,902,452   383,242   56,669

     The voting results for the amendment to our Certificate of Incorporation are as follows:

     FOR      AGAINST   ABSTAIN
  ---------   -------   -------
  10,817,165  390,421   53,459

     The amendment to our Certificate of Incorporation will not become effective until filed with the State of Delaware. Our Board of Directors has not as yet determined if or when such filing will be made.

     There were no broker non-votes for any of the matters submitted to a vote of security holders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     The following exhibits are filed as part of this Form 10-Q:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
      **+10.1            -- Amendment to Second Amended and Restated Production
                            Agreement dated as of March 1, 2001 between Sterling
                            Chemicals, Inc. and BP Chemicals Inc.
       **11.1            -- Earnings Per Share Calculation.
       **15.1            -- Letter of Deloitte & Touche LLP regarding unaudited
                            interim financial information.

---------------

** Filed herewith.

 + Confidential treatment has been requested with respect to portions of this Exhibit.

     (b) Reports on Form 8-K.

     On March 13, 2001, the Company filed a Current Report on 8-K, reporting under Items 5 and 7.

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

                                            STERLING CHEMICALS HOLDINGS, INC.
                                            STERLING CHEMICALS, INC.
                                            (Registrants)

                                                   /s/ FRANK P. DIASSI
                                            ------------------------------------
                                                      Frank P. Diassi
                                             Chairman of the Board of Directors
                                               (Principal Executive Officer)

Date: May 14, 2001

                                                 /s/ PAUL G. VANDERHOVEN
                                            ------------------------------------
                                                    Paul G. Vanderhoven
                                               Vice President -- Finance and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: May 14, 2001

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
      **+10.1            -- Amendment to Second Amended and Restated Production
                            Agreement dated as of March 1, 2001 between Sterling
                            Chemicals, Inc. and BP Chemicals Inc.
       **11.1            -- Earnings Per Share Calculation.
       **15.1            -- Letter of Deloitte & Touche LLP regarding unaudited
                            interim financial information.

---------------

** Filed herewith.

 + Confidential treatment has been requested with respect to portions of this Exhibit.