Form 10-Q
period 2001-06-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2001-08-14
CIK 795662, 1014669

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                             ---------------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2001, Sterling Chemicals Holdings, Inc. had 12,777,186 shares of common stock outstanding. As of July 31, 2001, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations or financial position, the adequacy of our liquidity and our market sensitive financial instruments. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms, federal and state regulatory developments, our high financial leverage, petitions filed or actions taken in connection with the bankruptcy proceedings, the availability of skilled personnel, our ability to attract or retain high quality employees and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Known Events, Trends, Uncertainties and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of August 14, 2001, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 14, 2001 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

DOCUMENT SUMMARIES

     Statements contained in this Form 10-Q describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to the Annual Report or this 10-Q.

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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)....................    5
         (a) Sterling Chemicals Holdings, Inc. .............    5
         (b) Sterling Chemicals, Inc. ......................    8
         (c) Report of Independent Accountants (Sterling
        Chemicals Holdings, Inc.)...........................   19
         (d) Report of Independent Accountants (Sterling
        Chemicals, Inc.)....................................   20
         (e) Sterling Chemicals Guarantors..................   21
         (f) Report of Independent Accountants (Sterling
        Chemicals Guarantors)...............................   30
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   31
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   40
PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   41
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   41
Item 6. Exhibits and Reports of Form 8-K....................   41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       STERLING CHEMICALS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               JUNE 30,    SEPTEMBER 30,
                                                                 2001          2000
                                                              ----------   -------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $   20,220     $   7,667
  Accounts receivable net...................................      99,202       160,294
  Inventories...............................................      56,257        83,726
  Prepaid expenses..........................................       1,828         1,027
  Deferred income tax benefit...............................          --         8,470
                                                              ----------     ---------
          Total current assets..............................     177,507       261,184
Property, plant and equipment, net..........................     298,166       318,626
Deferred income tax benefit.................................          --        48,351
Other assets................................................      66,658        73,051
                                                              ----------     ---------
          Total assets......................................  $  542,331     $ 701,212
                                                              ==========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable..........................................  $   37,325     $  83,883
  Accrued liabilities.......................................      83,610        91,216
  Current portion of long-term debt.........................       2,564         2,580
                                                              ----------     ---------
          Total current liabilities.........................     123,499       177,679
Long-term debt..............................................   1,035,138       961,570
Deferred income tax liability...............................      15,539        11,294
Deferred credits and other liabilities......................      72,071        70,944
Common stock held by ESOP...................................         289         3,519
Redeemable preferred stock..................................      26,390        23,928
Commitments and contingencies (Note 4)
Stockholders' equity (deficiency in assets):
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 12,422,000 shares issued and 12,199,000
     outstanding at June 30, 2001; and 12,195,000 shares
     issued and 12,094,000 outstanding at September 30,
     2000...................................................         123           123
  Additional paid-in capital................................    (542,712)     (542,712)
  Retained earnings (accumulated deficit)...................    (154,117)       28,099
  Accumulated other comprehensive income....................     (31,348)      (30,736)
  Deferred compensation.....................................          (4)          (12)
                                                              ----------     ---------
                                                                (728,058)     (545,238)
  Treasury stock, at cost, 223,000 shares at June 30, 2001
     and 213,000 shares at September 30, 2000...............      (2,537)       (2,484)
                                                              ----------     ---------
          Total stockholders' equity (deficiency in
            assets).........................................    (730,595)     (547,722)
                                                              ----------     ---------
          Total liabilities and stockholders' equity
            (deficiency in assets)..........................  $  542,331     $ 701,212
                                                              ==========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                   --------------------   --------------------
                                                     2001        2000       2001        2000
                                                   ---------   --------   ---------   --------
Revenues.........................................  $ 151,254   $293,048   $ 595,066   $804,796
Cost of goods sold...............................    158,357    249,525     603,889    686,351
                                                   ---------   --------   ---------   --------
Gross profit (loss)..............................     (7,103)    43,523      (8,823)   118,445
Selling, general and administrative expenses.....      5,869     10,846      19,645     30,312
Other expense....................................      1,383         --       1,435         --
Interest and debt related expenses, net of
  interest income................................     30,758     31,297      94,405     91,528
                                                   ---------   --------   ---------   --------
Income (loss) before income taxes................    (45,113)     1,380    (124,308)    (3,395)
Provision for income taxes.......................     54,715        805      58,677      3,091
                                                   ---------   --------   ---------   --------
Net income (loss)................................    (99,828)       575    (182,985)    (6,486)
Preferred stock dividends........................        838        751       2,460      2,208
                                                   ---------   --------   ---------   --------
Net loss attributable to common stockholders.....  $(100,666)  $   (176)  $(185,445)  $ (8,694)
                                                   =========   ========   =========   ========
Net loss per common share........................  $   (7.88)  $  (0.05)  $  (14.51)  $  (0.72)
                                                   =========   ========   =========   ========
Weighted average shares outstanding..............     12,779     12,690      12,779     12,651
                                                   =========   ========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $(182,985)  $  (6,486)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     40,469      44,042
     Interest amortization..................................      4,289       4,364
     Deferred tax expense (benefit).........................     56,014      (1,531)
     Discount notes amortization............................     18,182      16,125
     Other..................................................        398         328
  Change in assets/liabilities:
     Accounts receivable....................................     62,339     (32,223)
     Inventories............................................     27,396     (17,536)
     Prepaid expenses.......................................       (805)      3,854
     Other assets...........................................     (5,498)     (8,169)
     Accounts payable.......................................    (44,623)     22,894
     Accrued liabilities....................................    (12,363)      8,126
     Other liabilities......................................     10,543       5,996
                                                              ---------   ---------
          Net cash provided by (used in) operating
            activities......................................    (26,644)     39,784
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (14,453)    (22,131)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    632,200     662,755
  Repayment of long-term debt...............................   (578,344)   (680,695)
  Other.....................................................       (212)        (14)
                                                              ---------   ---------
          Net cash provided by (used in) financing
            activities......................................     53,644     (17,954)
                                                              ---------   ---------
Effect of exchange rate on cash.............................          6         (17)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........     12,553        (318)
Cash and cash equivalents -- beginning of year..............      7,667      14,921
                                                              ---------   ---------
Cash and cash equivalents -- end of period..................  $  20,220   $  14,603
                                                              =========   =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (56,324)  $ (59,135)
  Income taxes paid.........................................       (657)     (1,409)

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
                                        ASSETS


Current assets:
  Cash and cash equivalents.................................  $  18,860     $   5,740
  Accounts receivable, net..................................    102,445       163,116
  Inventories...............................................     56,257        83,726
  Prepaid expenses..........................................      1,827         1,027
  Deferred income tax benefit...............................         --         8,470
                                                              ---------     ---------
          Total current assets..............................    179,389       262,079
Property, plant and equipment, net..........................    298,166       318,626
Deferred income tax benefit.................................         --        30,748
Other assets................................................     59,999        65,690
                                                              ---------     ---------
          Total assets......................................  $ 537,554     $ 677,143
                                                              =========     =========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)


Current liabilities:
  Accounts payable..........................................  $  37,325     $  83,883
  Accrued liabilities.......................................     83,610        91,029
  Current portion of long-term debt.........................      2,564         2,580
                                                              ---------     ---------
          Total current liabilities.........................    123,499       177,492
Long-term debt..............................................    846,649       791,684
Deferred income tax liability...............................     15,539        11,294
Deferred credits and other liabilities......................     72,076        70,944
Common stock held by ESOP...................................        289         3,519
Commitments and contingencies (Note 4)......................
Stockholder's equity (deficiency in assets):
  Common stock, $.01 par value..............................         --            --
  Additional paid-in capital................................   (141,786)     (141,786)
  Accumulated deficit.......................................   (347,360)     (205,256)
  Accumulated other comprehensive income....................    (31,348)      (30,736)
  Deferred compensation.....................................         (4)          (12)
                                                              ---------     ---------
          Total stockholder's equity (deficiency in
            assets).........................................   (520,498)     (377,790)
                                                              ---------     ---------
          Total liabilities and stockholder's equity
            (deficiency in assets)..........................  $ 537,554     $ 677,143
                                                              =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------   --------------------
                                                      2001       2000       2001        2000
                                                    --------   --------   ---------   --------
Revenues..........................................  $151,254   $293,048   $ 595,066   $804,796
Cost of goods sold................................   158,357    249,525     603,889    686,351
                                                    --------   --------   ---------   --------
Gross profit (loss)...............................    (7,103)    43,523      (8,823)   118,445
Selling, general and administrative expenses......     5,601     10,767      18,596     30,103
Other expense.....................................     1,383         --       1,435         --
Interest and debt related expenses, net of
  interest income.................................    24,220     25,506      75,406     74,810
                                                    --------   --------   ---------   --------
Income (loss) before income taxes.................   (38,307)     7,250    (104,260)    13,532
Provision for income taxes........................    37,113        805      41,075      3,091
                                                    --------   --------   ---------   --------
          Net income (loss).......................  $(75,420)  $  6,445   $(145,335)  $ 10,441
                                                    ========   ========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED

                                                                NINE MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $(145,335)  $  10,441
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     40,054      44,042
     Interest amortization..................................      4,289       3,999
     Deferred tax expense (benefit).........................     38,412      (1,531)
     Other..................................................        (69)        223
  Change in assets/liabilities:
     Accounts receivable....................................     62,680     (32,278)
     Inventories............................................     27,396     (17,536)
     Prepaid expenses.......................................       (805)      4,049
     Other assets...........................................     (5,498)     (8,364)
     Accounts payable.......................................    (46,687)     22,660
     Accrued liabilities....................................    (11,057)      8,206
     Other liabilities......................................     10,543       5,868
                                                              ---------   ---------
          Net cash provided by (used in) operating
            activities......................................    (26,077)     39,779
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (14,453)    (22,131)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    632,200     662,755
  Repayment of long-term debt...............................   (578,344)   (680,695)
  Other.....................................................       (212)        (14)
                                                              ---------   ---------
Net cash provided by (used in) financing activities.........     53,644     (17,954)
                                                              ---------   ---------
Effect of exchange rate on cash.............................          6         (17)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........     13,120        (323)
Cash and cash equivalents -- beginning of year..............      5,740      14,899
                                                              ---------   ---------
Cash and cash equivalents -- end of period..................  $  18,860   $  14,576
                                                              =========   =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (56,259)  $ (59,140)
  Income taxes paid.........................................       (657)     (1,409)

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  Interim Financial Information

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly:

     - the consolidated financial position of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries as of June 30, 2001, and

     - the respective consolidated results of operations and cash flows of Holdings and its subsidiaries and Chemicals and its subsidiaries for the applicable three and nine-month periods ended June 30, 2001 and June 30, 2000, respectively.

All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 2000 have been derived from the audited consolidated balance sheets as of September 30, 2000 included in the Annual Report. The accompanying consolidated financial statements as of and for the nine-month period ended June 30, 2001, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we," "our," "ours" and "us."

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income (loss) or stockholders' equity (deficiency in assets).

  Industry Conditions and Liquidity

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. No foreign subsidiaries were included in the Chapter 11 filings. These foreign subsidiaries include those formed in Canada, Australia and Barbados.

     The Chapter 11 petitions were driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by higher raw material and energy costs, weak demand for petrochemical products caused by recent declines in general worldwide economic conditions and the relative strength of the U.S. dollar which has caused our export sales to be at a competitive disadvantage. As a result of these conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 case, with approval of the Bankruptcy Court, the Debtors may assume favorable contracts and leases or reject unfavorable contracts and leases and may sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Debtors. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Debtors. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing security holders as a result of the issuance of securities to creditors or new investors. The Debtors are in discussions with the secured and unsecured creditors in an effort to reach a mutually acceptable plan of reorganization. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of Holdings or Chemicals or on the interests of creditors of the Debtors or the stockholders of Holdings. As a result of the bankruptcy filing, all of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, could be subject to compromise and are not presently determinable.

     Effective July 19, 2001, the Debtors entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/BusinessCredit, Inc. to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). The initial draw under the DIP Financing was used to repay all amounts outstanding under our previous revolving credit facilities. Subject to continued satisfaction of typical debtor-in-possession conditions to borrowing, the DIP Financing will be available to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. Under the DIP Financing, up to $155 million is immediately available subject to customary funding conditions. Availability of the remaining $40 million under the DIP Financing is subject to the satisfaction of certain other conditions which include approval of the Bankruptcy Court of a first priming lien in favor of the DIP lenders on the Debtors' fixed assets and certain capital securities and approval by the lenders of the Debtors' business plan. The DIP Financing is designed to give us the opportunity, during the reorganization process, to develop a new capital structure that will support us over the long-term, including during recurring cyclical downturns in the markets for our petrochemical products, as well as fund future growth. In addition, as of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd., entered into a Financing Agreement with CIT Business Credit Canada Inc. to provide up to the Canadian dollar equivalent of U.S. $30 million, (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp Chemicals, Ltd. to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. On July 18, 2001, the Bankruptcy Court issued an interim order approving the DIP Financing and the intercompany loan. The hearing to consider final approval is currently scheduled for September 12, 2001.

     The Debtors are permitted to continue to operate their businesses and manage their properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain types of capital expenditures, certain sales of assets, and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals.

     On July 18, 2001, the Bankruptcy Court issued an order permitting the Debtors to pay pre-petition salaries, wages and benefits to all of their employees. The Bankruptcy Court also authorized the payment of certain other pre-petition claims, in limited circumstances, as necessary to avoid undue disruption to the Debtors' operations. Generally, actions to enforce or otherwise effect repayment of pre-petition liabilities of, as well as all pending litigation against, the Debtors are stayed while the Debtors continue to operate their business as debtors-in-possession. The ultimate amount and settlement terms for such liabilities will be subject to a plan of reorganization, and accordingly, are not presently determinable. The Debtors' trade creditors, including vendors, will be paid their post-petition claims in the normal course of business.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As our foreign subsidiaries are not included in the Chapter 11 filings, all of their creditors, including vendors, will be paid their claims in the ordinary course of business, irrespective to whether the claims arose prior to or after the Chapter 11 filings.

     We believe that the reorganization will have a minimal impact on the Debtors' day-to-day business operations and do not anticipate any workforce reductions or plant closings as a result of the financial restructuring. The Debtors, together with their financial advisors and under Court supervision, will attempt to implement a business plan that will permit the Debtors to emerge from bankruptcy as a financially sound and viable company as quickly as possible under the circumstances.

     As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a confirmation of a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon confirmation of a plan of reorganization, obtaining adequate sources of capital and the ability to sustain positive results of operations and cash flows. As the Debtors can give no assurances that they will be able to accomplish a successful reorganization, there is substantial uncertainty about the Debtors' ability to continue as a going concern.

     The accompanying financial statements do not include any adjustments that may result from the resolution of the Chapter 11 filings.

  Other Matters

     During the second quarter of fiscal 2001, we announced our decision to withdraw from the traditional commodity textile business and significantly reduce the operations and staffing of our acrylic fibers plant at Santa Rosa, Florida. As a result, we incurred a $7.1 million charge to cost of sales during the second quarter of fiscal 2001. This charge relates primarily to approximately $2 million of estimated severance payments made during the third quarter of fiscal 2001 and a write-down of finished goods and stores inventory to their net realizable value.

     Our operations are divided into two reportable segments: petrochemicals and pulp chemicals. Our petrochemicals segment manufactures commodity petrochemicals and acrylic fibers. Our pulp chemicals segment manufactures chemicals for use primarily in the pulp and paper industry and licenses large scale chlorine dioxide generators to the pulp and paper industry. Operating segment information is presented below (in thousands).

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
Revenues:
  Petrochemicals...........................  $ 98,420   $239,258   $434,796   $647,728
  Pulp chemicals...........................    52,834     53,790    160,270    157,068
                                             --------   --------   --------   --------
          Total............................  $151,254   $293,048   $595,066   $804,796
                                             ========   ========   ========   ========
Operating income (loss):
  Petrochemicals...........................  $(24,502)  $ 23,267   $(62,639)  $ 62,768
  Pulp chemicals...........................    10,147      9,410     32,736     25,365
                                             --------   --------   --------   --------
          Total............................  $(14,355)  $ 32,677   $(29,903)  $ 88,133
                                             ========   ========   ========   ========

     Our total comprehensive net loss for the three-month periods ended June 30, 2001 and June 30, 2000 was $96,276,000 and $1,294,000, respectively. Our total comprehensive net loss for the nine-month periods ended

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

June 30, 2001 and June 30, 2000 was $183,598,000 and $7,323,000, respectively.
The total comprehensive net income (loss) of Chemicals and its subsidiaries for the three-month periods ended June 30, 2001 and June 30, 2000 was $(71,867,000) and $4,576,000, respectively. The total comprehensive net income (loss) of Chemicals and its subsidiaries for the nine-month periods ended June 30, 2001 and June 30, 2000 was $(145,948,000) and $9,604,000, respectively.

2. INVENTORIES

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2001         2000
                                                              --------   -------------
                                                               (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
  Finished products.........................................  $27,247       $53,746
  Raw materials.............................................   11,075        14,107
  Inventories under exchange agreements.....................    2,048        (3,666)
  Stores and supplies.......................................   15,887        19,539
                                                              -------       -------
                                                              $56,257       $83,726
                                                              =======       =======

3. LONG-TERM DEBT

     This note contains information regarding our short-term borrowings and long-term debt as of June 30, 2001. As a result of the filing of the Chapter 11 cases described in Note 1, no payments will be made by the Debtors on pre-petition debt except as approved by the Bankruptcy Court.

     Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under the Revolving Credit Facility and each of the Indentures and all of the indebtedness was accelerated and became immediately due and payable. During the pendency of the Chapter 11 cases, the Debtors will not, for the most part, be subject to the restrictions contained in the Revolving Credit Facility or any of the indentures. However, the Debtors will be subject to the restrictions contained in the DIP Financing and Sterling Pulp Chemicals, Ltd. will be subject to restrictions contained in both the DIP Financing and the Canadian Financing Agreement.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement have executed a forbearance agreement under which they have temporarily agreed to not exercise their remedies under that agreement. In connection with obtaining the lenders' agreement to enter into the forbearance arrangement, the Saskatoon Credit Agreement was amended in several respects, including the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from our Saskatoon subsidiary to us or Chemicals, and restricting our ability to draw upon the revolving credit facility during the remainder of calendar year 2001. The Saskatoon subsidiary has not drawn on the revolver since its inception in 1997 and as

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of June 30, 2001, has approximately $10.4 million in cash and cash equivalents. Management believes it is unlikely that the Saskatoon subsidiary will need to draw upon the Saskatoon Agreement during this period.

                                                               JUNE 30,    SEPTEMBER 30,
                                                                 2001          2000
                                                              ----------   -------------
                                                                (DOLLARS IN THOUSANDS)
Long-term debt consisted of the following:
Revolving credit facilities.................................  $   94,309     $ 37,206
Saskatoon term loans........................................      32,955       34,904
11 1/4% Notes...............................................     151,949      152,154
11 3/4% Notes...............................................     275,000      275,000
12 3/8% Notes...............................................     295,000      295,000
                                                              ----------     --------
          Total Chemicals' debt outstanding.................     849,213      794,264
13 1/2% Notes...............................................     188,489      169,886
                                                              ----------     --------
          Total Holdings' debt outstanding..................   1,037,702      964,150
  Less:
     Current maturities.....................................      (2,564)      (2,580)
                                                              ----------     --------
          Total long-term debt..............................  $1,035,138     $961,570
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

     Under the Bankruptcy Code, the Debtors have the right, subject to approval of the Bankruptcy Court, to assume favorable contracts and reject unfavorable contracts. During the Chapter 11 case or in conjunction with confirmation of a plan of reorganization, the Debtors will be required to make an assumption or rejection decision with respect to each of the agreements described above.

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

  Legal Proceedings

     As a result of the Debtors' commencement of Chapter 11 cases, as previously discussed, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their pre-petition claims in the Chapter 11 cases by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their pre-petition claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, pre-petition claims against the Debtors that seek a recovery from assets of the Debtors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization.

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 6 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. The seven lawsuits listed below and three interventions, involving a total of approximately 838 plaintiffs, have been filed based on this release alleging personal injury, property damage and nuisance claims:

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

     - Ida Goldman, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0338; In the 56th Judicial District Court of Galveston County, Texas

     - Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC5000305; In Justice Court No. 5 of Galveston County, Texas

     - Joe L. Kimble, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0333; In the 56th Judicial District Court of Galveston County, Texas

     We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. All of these claims and litigation are subject to the automatic stay, and recoveries (if any) sought thereon from assets of the Debtors will be addressed in the Chapter 11 cases.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Jeffords Incident. On June 26, 2000, Mr. William Jeffords IV, an independent contractor, was fatally injured while operating a manlift at our Texas City plant. No claims have been made against us arising out of this incident, although we were contacted by several attorneys claiming to represent the Jeffords family shortly after the incident. We do not believe that we have any liability related to this incident, although we cannot give any assurances to that effect. In the event that any claim is made against us by the Jeffords family, we believe that all or substantially all out-of-pocket costs and expenses related to that claim would be covered by indemnification from a third-party contractor and our liability insurance policies. We do not believe that any claim or litigation arising out of this incident will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. Any such claims or litigation would be subject to the automatic stay, and recoveries (if any) sought thereon from assets of the Debtors would be addressed in the Chapter 11 cases.

     Other Lawsuits. We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions existing as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Company will be required to be dealt with in the Chapter 11 case.

     Litigation Contingency

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information, as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our judgment, our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors and consultation with outside legal counsel. Based on the foregoing, as of June 30, 2001, we had approximately $3.5 million accrued as our estimate of our contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.5 million. At June 30, 2001, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $21 million. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. Moreover, such contingencies represent pre-petition claims that will be addressed in the Chapter 11 case.

5. NET LOSS PER COMMON SHARE CALCULATION

     The three and nine months ended June 30, 2000 were impacted by an amount equal to the fair market value at the end of the period of shares held by Chemicals' employee stock ownership plan that have been allocated to the ESOP accounts of our employees ("Released Shares"), minus amounts previously recognized as compensation expense with respect to Released Shares, adjusted to reflect the amount of depreciation/appreciation in value of Released Shares in prior periods. This impact on fiscal 2000 net loss occurred because we were obligated, under certain circumstances, to purchase any shares of Holdings' common stock distributed by the ESOP to participants under the plan from those participants. Accordingly, the weighted

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

average number of outstanding shares of common stock of Holdings and the computation of the net loss per common share are as follows (in thousands, except per common share):

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                ---------   -------   ---------   -------
Net loss attributable to common
  stockholders................................  $(100,666)  $  (176)  $(185,445)  $(8,694)
Appreciation in value of Released Shares......         --      (431)         --      (431)
                                                ---------   -------   ---------   -------
Net loss for purpose of computing loss per
  share.......................................  $(100,666)  $  (607)  $(185,445)  $(9,125)
                                                =========   =======   =========   =======
Weighted average shares outstanding...........     12,779    12,690      12,779    12,651
                                                =========   =======   =========   =======
          Net loss per common share...........  $   (7.88)  $ (0.05)  $  (14.51)  $ (0.72)
                                                =========   =======   =========   =======

6. INCOME TAXES

     As of September 30, 2000, we had an available U.S. net operating loss carryforward ("U.S. NOL") of approximately $171 million, which expires during 2018-20. During the first nine months of fiscal 2001, we have generated an additional NOL of approximately $133 million. This total U.S. NOL is available for offset against future taxable income generated during the carryforward period. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment and determining the valuation allowance. Based on the uncertainty as to the effect of the Chapter 11 filing on the utilization of the U.S. NOLs and the future realization of other net deferred tax assets, we were not able to conclude that it was more likely than not that we would be able to realize the future benefit of our U.S. deferred tax assets. Accordingly, an additional valuation allowance of $62.6 million was recorded during the third quarter of fiscal 2001, bringing the total valuation allowance as of June 30, 2001 to $115.6 million. The ability to utilize part or all of our currently estimated $304 million U.S. NOL will be an important consideration in developing our plan of reorganization. Because the success of such strategies may depend on the terms of the plan of reorganization as accepted by creditors and confirmed by the Bankruptcy Court, there can be no assurances that such strategies will be successful.

7. NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 141 or 142 will have a significant impact on our financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. ("Holdings") and subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     As discussed in Note 1 to the financial statements, on July 16, 2001 Holdings, and certain of its subsidiaries, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do no purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1.

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

Houston, Texas
August 13, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. ("Chemicals") and subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     As discussed in Note 1 to the financial statements, on July 16, 2001, Chemicals and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do no purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1.

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

                                            DELOITTE & TOUCHE LLP

Houston, Texas
August 13, 2001

                         STERLING CHEMICALS GUARANTORS

                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
                                        ASSETS


Current assets:
  Cash and cash equivalents.................................  $     158     $    499
  Accounts receivable, net..................................     32,405       46,190
  Inventories...............................................     21,001       31,252
  Prepaid expenses..........................................        536          301
                                                              ---------     --------
          Total current assets..............................     54,100       78,242
Property, plant and equipment, net..........................    122,200      127,667
Due from affiliates.........................................    152,756      165,531
Other assets................................................     25,454       30,720
                                                              ---------     --------
          Total assets......................................  $ 354,510     $402,160
                                                              =========     ========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable..........................................  $  18,122     $ 20,397
  Accrued liabilities.......................................     19,376       24,041
                                                              ---------     --------
          Total current liabilities.........................     37,498       44,438
Long-term debt due to parent................................    351,337      351,337
Deferred tax liability......................................      9,951        8,338
Deferred credits and other liabilities......................     11,920       11,574
Commitments and contingencies (Note 4)
Stockholder's equity (deficiency in assets):
  Common stock..............................................         --           --
  Additional paid-in capital................................     92,735       92,735
  Accumulated deficit.......................................   (119,390)     (77,229)
  Accumulated other comprehensive income....................    (29,541)     (29,033)
                                                              ---------     --------
          Total stockholder's equity (deficiency in
            assets).........................................    (56,196)     (13,527)
                                                              ---------     --------
          Total liabilities and stockholder's equity
            (deficiency in assets)..........................  $ 354,510     $402,160
                                                              =========     ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                       COMBINED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                      ------------------   -------------------
                                                        2001      2000       2001       2000
                                                      --------   -------   --------   --------
Revenues............................................  $ 54,799   $63,248   $174,737   $183,155
Cost of goods sold..................................    45,818    54,477    155,106    158,530
                                                      --------   -------   --------   --------
Gross profit........................................     8,981     8,771     19,631     24,625
Selling, general and administrative expenses........     2,892     5,969     10,228     17,062
Interest and debt related expenses..................    10,023    10,824     31,540     32,384
                                                      --------   -------   --------   --------
Net loss before income taxes........................    (3,934)   (8,022)   (22,137)   (24,821)
Provision for income taxes..........................    17,397       801     20,164      1,709
Equity in earnings of joint venture.................       288        84        138        721
                                                      --------   -------   --------   --------
          Net loss..................................  $(21,043)  $(8,739)  $(42,163)  $(25,809)
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

                         STERLING CHEMICALS GUARANTORS

                       COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(42,163)  $(25,809)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    15,480     19,105
     Deferred tax expense...................................    16,213         54
     Other..................................................       316         54
  Change in assets/liabilities:
     Accounts receivable....................................    13,785     (3,385)
     Inventories............................................    10,251     (1,470)
     Prepaid expenses.......................................      (235)     1,240
     Due from affiliates....................................    (2,667)   (11,171)
     Other assets...........................................     1,234      7,471
     Accounts payable.......................................    (2,275)    11,126
     Accrued liabilities....................................    (4,665)    (2,316)
     Other liabilities......................................       346      1,234
                                                              --------   --------
          Net cash flows provided by (used in) operating
           activities.......................................     5,620     (3,867)
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (5,981)    (4,932)
                                                              --------   --------
Cash flows from financing activities:
  Net change in long-term debt due to parent................        --         --
                                                              --------   --------
Effect of exchange rate on cash.............................        20        (48)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........      (341)    (8,847)
Cash and cash equivalents -- beginning of year..............       499      9,323
                                                              --------   --------
Cash and cash equivalents -- end of period..................  $    158   $    476
                                                              ========   ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  Interim Financial Information

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly-owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered
12 3/8% Notes with substantially similar terms. The 12 3/8% Notes are guaranteed by most of Chemicals' direct and indirect United States subsidiaries on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries. These subsidiaries consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc. and Sterling Fibers, Inc., each of which is a wholly-owned direct or indirect subsidiary of Chemicals and are collectively referred to as the "Guarantors." The Guarantors own 100% of the stock of two Canadian subsidiaries, Sterling Pulp Chemicals, Ltd. and Sterling NRO, Ltd. (the "Canadian Subs"), whose financial results are included in the accompanying combined financial statements. The Canadian Subs have not guaranteed the 12 3/8% Notes and none of their assets have been pledged to secure the 12 3/8% Notes. However, 65% of their stock has been pledged to secure the 12 3/8% Notes. There were no restrictions under any debt instrument of Holdings or Chemicals on the ability of any Guarantor to transfer funds to Chemicals in the form of cash dividends, loans or advances. Under the DIP Financing (as defined below), availability of the last $40 million of the facility is subject to the satisfaction of certain other conditions which include approval of the Bankruptcy Court of a first priming lien in favor of the Debtors on the Debtors' fixed assets and certain capital securities and approval by the lenders of the Debtors' business plan. Consequently, in order to access such funds, the Guarantors must obtain a court order subordinating the liens of the holders of the 12 3/8% Notes to $40 million of amounts outstanding under the current assets revolver. The financial statements of the Guarantors have been combined to produce the accompanying financial statements. Separate financial statements of, and other disclosures concerning, each Guarantor are not presented in this Form 10-Q because management has determined that such separate financial statements and disclosures are not material to investors.

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

     In the opinion of management, the accompanying unaudited combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Guarantors as of June 30, 2001, and their combined results of operations and cash flows for the three and nine-month periods ended June 30, 2001 and June 30, 2000. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited combined financial statements should be, and are assumed to have been, read in conjunction with the audited combined financial statements of the Guarantors included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Annual Report"). The accompanying combined balance sheet as of September 30, 2000 has been derived from the Guarantors' audited combined balance sheet as of September 30, 2000 included in the Annual Report.

                         STERLING CHEMICALS GUARANTORS

  Industry Conditions and Liquidity

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. On July 16, 2001, Holdings, Chemicals and most of their U.S. subsidiaries (including all of the Guarantors) (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. No foreign subsidiaries were included in the Chapter 11 filings. These foreign subsidiaries include those in Canada, Australia and Barbados.

     The Chapter 11 petitions were driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by higher raw material and energy costs, weak demand for petrochemical products caused by recent declines in general worldwide economic conditions and the relative strength of the U.S. dollar which has caused our export sales to be at a competitive disadvantage. As a result of these industry conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 case, with approval of the Bankruptcy Court, the Debtors may assume favorable contracts and leases or reject unfavorable contracts and leases and may sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the Debtors. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Debtors. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing security holders as a result of the issuance of securities to creditors or new investors. The Debtors are in discussions with the secured and unsecured creditors in an effort to reach a mutually acceptable plan of reorganization. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of Holdings or Chemicals or on the interests of creditors of the Debtors or the stockholders of Holdings. As a result of the bankruptcy filing, all of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, could be subject to compromise and are not presently determinable.

     Effective July 19, 2001, the Debtors entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/Business Credit, Inc. to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). The initial draw under the DIP Financing was used to repay all amounts outstanding under our previous revolving credit facilities. Subject to continued satisfaction of typical debtor-in-possession conditions to borrowing, the DIP Financing will be available to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. Under the DIP Financing, up to $155 million is immediately available subject to customary funding conditions. Availability of the remaining $40 million under the DIP Financing is subject to the satisfaction of certain other conditions which include approval of the Bankruptcy Court of a first priming lien in favor of the DIP lenders on the Debtors' fixed assets and certain capital securities and approval by the lenders of the Debtors' business plan. The DIP Financing is designed to give us the opportunity, during the reorganization process, to develop a new capital structure that will support us over the long-term, including during recurring cyclical downturns in the markets for our petrochemical products, as well as fund future growth. In addition, as of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd., entered into a Financing Agreement with CIT Business Credit Canada Inc. to provide up to the Canadian dollar equivalent of U.S. $30 million, (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp Chemicals, Ltd. to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. On July 18, 2001, the Bankruptcy Court issued an

                         STERLING CHEMICALS GUARANTORS
interim order approving the DIP Financing and the intercompany loan. The hearing to consider final approval is currently scheduled for September 12, 2001.

     The Debtors are permitted to continue to operate their businesses and manage their properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain types of capital expenditures, certain sales of assets, and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals.

     On July 18, 2001, the Bankruptcy Court issued an order permitting the Debtors to pay pre-petition salaries, wages and benefits to all of their employees. The Bankruptcy Court also authorized the payment of certain other pre-petition claims, in limited circumstances, as necessary to avoid undue disruption to the Debtors' operations. Generally, actions to enforce or otherwise effect repayment of pre-petition liabilities of, as well as all pending litigation against, the Debtors are stayed while the Debtors continue to operate their business as debtors-in-possession. The ultimate amount and settlement terms for such liabilities will be subject to a plan of reorganization, and accordingly, are not presently determinable. The Debtors' trade creditors, including vendors, will be paid their post-petition claims in the normal course of business.

     As our foreign subsidiaries are not included in the Chapter 11 filings, all of their creditors, including vendors, will be paid their claims in the ordinary course of business, irrespective to whether the claims arose prior to or after the Chapter 11 filings.

     We believe that the reorganization will have a minimal impact on the Debtors' day-to-day business operations and do not anticipate any workforce reductions or plant closings as a result of the financial restructuring. The Debtors, together with their financial advisors and under Court supervision, will attempt to implement a business plan that will permit the Debtors to emerge from bankruptcy as a financially sound and viable company as quickly as possible under the circumstances.

     As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a confirmation of a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon confirmation of a plan of reorganization, obtaining adequate sources of capital and the ability to sustain positive results of operations and cash flows. As the Debtors can give no assurances that they will be able to accomplish a successful reorganization,, there is substantial uncertainty about the Debtors' ability to continue as a going concern.

     The accompanying financial statements do not include any adjustments that may result from the resolution of the Chapter 11 filings.

  Other Matters

     During the second quarter of fiscal 2001, we announced our decision to withdraw from the traditional commodity textile business and significantly reduce the operations and staffing of our acrylic fibers plant at Santa Rosa, Florida. As a result, we incurred a $7.1 million charge to cost of sales during the second quarter of fiscal 2001. This charge relates primarily to approximately $2 million of estimated severance payments made during the third quarter of fiscal 2001 and a write-down of finished goods and stores inventory to their net realizable value.

     The Guarantors' total comprehensive net loss for the three-month periods ended June 30, 2001 and June 30, 2000 was $38,558,000 and $10,180,000,
respectively. The Guarantors' total comprehensive net loss for the nine-month periods ended June 30, 2001 and June 30, 2000 was $61,617,000 and $26,434,000
respectively.

                         STERLING CHEMICALS GUARANTORS

2. INVENTORIES

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2001         2000
                                                              --------   -------------
                                                               (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
  Finished products.........................................  $13,217       $20,119
  Raw materials.............................................    1,693         2,222
  Inventories under exchange agreements.....................      353           277
  Stores and supplies.......................................    5,738         8,634
                                                              -------       -------
                                                              $21,001       $31,252
                                                              =======       =======

3. LONG-TERM DEBT

     As of each of June 30, 2001 and September 30, 2000, debt allocated to the Guarantors and the Canadian Subs by Chemicals was $351.3 million. At June 30, 2001, interest rates on this debt ranged from 11.25% to 12.375%. As a result of the filing of the Chapter 11 cases described in Note 1, no payments will be made by the Debtors on the pre-petition debt except as approved by the Bankruptcy Court.

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

     While the Guarantors believe that the business operations and facilities of the Guarantors and the Canadian Subs generally are operated in compliance in all material respects with all applicable environmental, health and safety requirements, there can be no assurance that past practices or future operations, or a material change in the nature or level of their operations, will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors or their employees or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Guarantors and the Canadian Subs, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the facilities could result in liabilities to the Guarantors and the Canadian Subs substantially in excess of their insurance coverages.

     Any significant ban on chlorine containing compounds could have a materially adverse effect on the financial condition and results of operations of the Guarantors and the Canadian Subs. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. Chlorine dioxide is produced from sodium chlorate, which is the principal pulp chemicals product of the Guarantors and the Canadian Subs. The pulp and paper industry believes that a

                         STERLING CHEMICALS GUARANTORS
ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation, but there can be no assurance that the regulation will be changed. However, the pulp and paper industry has not taken any significant steps to prepare for the implementation of this regulation. In the event such regulation becomes effective, the Guarantors and the Canadian Subs would seek to sell the products they manufacture at the British Columbia facility to customers in other markets. Even if this regulation becomes effective, the Guarantors do not believe that it will have a material adverse affect on their business, financial position, results of operations or cash flows, although no assurances to that effect can be given. The Guarantors are not aware of any other laws or regulations in place in North America, which would restrict the use of such products for other purposes.

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

  Legal Proceedings

     The Guarantors and the Canadian Subs are subject to various claims and legal actions that arise in the ordinary course of business. The Guarantors believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material adverse effect on their business, financial position, results of operations or cash flows, although no assurances can be given to that effect. All of the Guarantors are also Debtors in the Chapter 11 cases. As a result of the Guarantors' commencement of Chapter 11 cases, as previously discussed, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Guarantors outside of the Bankruptcy Court. Claimants against the Guarantors may assert their claims in the Chapter 11 cases by filing a proof of claim, to which the Guarantors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Guarantors that seek a recovery from assets of the Guarantors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization. The Canadian Subs, however, are not Debtors in the Chapter 11 cases.

5. INCOME TAXES

     The Guarantors are included in the consolidated federal United States tax return filed by Holdings. The Guarantors' provision for United States income taxes has been allocated as if the Guarantors filed their annual federal United States tax returns on a separate return basis. The provision for income taxes during the third quarter of fiscal 2001 amounted to $17.4 million, which includes an additional valuation allowance of $14.6 million recorded during the quarter.

6. NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

                         STERLING CHEMICALS GUARANTORS

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Guarantors' do not believe that the adoption of SFAS No. 141 or 142 will have a significant impact on their financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Sterling Canada, Inc.
Sterling Chemicals Energy, Inc.
Sterling Chemicals International, Inc.
Sterling Fibers, Inc.
Sterling Pulp Chemicals, Inc.
Sterling Pulp Chemicals US, Inc.

     We have reviewed the accompanying combined balance sheet of the Guarantors (as defined in Note 1) as of June 30, 2001, and the related combined statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Guarantors' management.

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

     As discussed in Note 1 to the financial statements, on July 16, 2001 the Guarantors filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do no purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Guarantors; or (d) as to operations, the effect of any changes that may be made in the Guarantors' business.

     The accompanying financial statements have been prepared assuming that the Guarantors will continue as a going concern. As discussed in Note 1, the Guarantors' recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1.

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

Houston, Texas
August 13, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Holdings is a holding company whose only material asset is its investment in Chemicals, its primary operating subsidiary. Chemicals owns substantially all of our consolidated operating assets. Other than additional interest expense associated with its 13 1/2% Senior Secured Discount Notes due 2008, Holdings' results of operations are essentially the same as those of Chemicals. As a result, the following discussion applies to both entities, unless we have specifically noted otherwise.

RECENT DEVELOPMENTS

     On July 16, 2001, Holdings, Chemicals and most of their U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. No foreign subsidiaries were included in the Chapter 11 filings. These foreign subsidiaries include those in Canada, Australia and Barbados.

     The Chapter 11 petitions were driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by higher raw material and energy costs, weak demand for petrochemical products caused by recent declines in general worldwide economic conditions and the relative strength of the U.S. dollar which has caused our export sales to be at a competitive disadvantage. As a result of these industry conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 case, with approval of the Bankruptcy Court, the Debtors may assume favorable contracts and leases or reject unfavorable contracts and leases and may sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the Debtors. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Debtors. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing security holders as a result of the issuance of securities to creditors or new investors. The Debtors are in discussions with the secured and unsecured creditors in an effort to reach a mutually acceptable plan of reorganization. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of Holdings or Chemicals or on the interests of creditors of the Debtors or the stockholders of Holdings. As a result of the bankruptcy filing, all of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, could be subject to compromise and are not presently determinable.

     Effective July 19, 2001, the Debtors entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/Business Credit, Inc. to provide up to $195 million in Debtor-in-Possession financing (the "DIP Financing"). The initial draw under the DIP Financing was used to repay all amounts outstanding under our previous revolving credit facilities. Subject to continued satisfaction of typical debtor-in-possession conditions to borrowing, the DIP Financing will be available to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. Under the DIP Financing, up to $155 million is immediately available subject to customary funding conditions. Availability of the remaining $40 million under the DIP Financing is subject to the satisfaction of certain other conditions which include approval of the Bankruptcy Court of a first priming lien in favor of the DIP lenders on the Debtors' fixed assets and certain capital securities and approval by the lenders of the Debtors' business plan. The DIP Financing is designed to give us the opportunity, during the reorganization process, to develop a new capital structure that will support us over the long-term, including during recurring cyclical downturns in the markets for our petrochemical products, as well as fund future growth. In addition, as of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd., entered into a Financing Agreement with CIT Business Credit Canada Inc. to provide up to the Canadian dollar equivalent of U.S. $30 million. The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp Chemicals, Ltd. to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. On July 18, 2001, the Bankruptcy Court issued an interim order approving the DIP Financing and the intercompany loan. The hearing to consider final approval is currently scheduled for September 12, 2001.

     The Debtors are permitted to continue to operate their businesses and manage their properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain types of capital expenditures, certain sales of assets, and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals.

     On July 18, 2001, the Bankruptcy Court issued an order permitting the Debtors to pay pre-petition salaries, wages and benefits to all of their employees. The Bankruptcy Court also authorized the payment of certain other pre-petition claims, in limited circumstances, as necessary to avoid undue disruption to the Debtors' operations. Generally, actions to enforce or otherwise effect repayment of pre-petition liabilities of, as well as all pending litigation against, the Debtors are stayed while the Debtors continue to operate their business as debtors-in-possession. The ultimate amount and settlement terms for such liabilities will be subject to a plan of reorganization, and accordingly, are not presently determinable. The Debtors' trade creditors, including vendors, will be paid their post-petition claims in the normal course of business.

     As our foreign subsidiaries are not included in the Chapter 11 filings, all of their creditors, including vendors, will be paid their claims in the ordinary course of business, irrespective to whether the claims arose prior to or after the Chapter 11 filings.

     We believe that the reorganization will have a minimal impact on the Debtors' day-to-day business operations and do not anticipate any workforce reductions or plant closings as a result of the financial restructuring. The Debtors, together with their financial advisors and under Court supervision, will attempt to implement a business plan that will permit the Debtors to emerge from bankruptcy as a financially sound and viable company as quickly as possible.

     As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a confirmation of a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon confirmation of a plan of reorganization, obtaining adequate sources of capital and the ability to sustain positive results of operations and cash flows. As the Debtors can give no assurances that they will be able to accomplish a successful reorganization, there is substantial uncertainty about the Debtors' ability to continue as a going concern.

     During the third quarter of fiscal 2001, U.S. and world economies continued a general slowdown which has negatively impacted demand for most petrochemicals and the relative strength of the U.S. dollar which has caused our export sales to be at a competitive disadvantage. As a result, U.S. Gulf Coast petrochemicals producers have experienced significant margin erosion in most of their products. Due to these conditions, many U.S. Gulf Coast petrochemicals producers, including us, have reduced production levels. Previously, we rescheduled maintenance turnaround work at our acrylonitrile facilities, performing this work during the second quarter of fiscal 2001 rather than later in the year. The adverse economic conditions that made it commercially impracticable to operate our acrylonitrile and other nitriles production units, and served as the basis for the decision to advance the timing of the turnaround, have persisted. Consequently, we elected to postpone restarting our acrylonitrile facilities and other nitriles production units until it is commercially practicable to operate these facilities. Our other nitriles production units include the sodium cyanide, tertiary butylamine and DSIDA production units, all of which are dependent on the acrylonitrile facilities for feedstocks.

LIQUIDITY AND CAPITAL RESOURCES

  Long-Term Debt

     As of June 30, 2001, our long-term debt, including current maturities, totaled approximately $1.04 billion (of which approximately $189 million was for Holdings' 13 1/2% Senior Secured Discount Notes) and consisted of:

     - Chemicals' two secured revolving credit facilities (the "Prior
       Revolvers");

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

As of June 30, 2001, there were no restrictions under any debt instrument of Holdings or Chemicals on the ability of any of the subsidiary guarantors to transfer funds to Chemicals in the form of cash dividends, loans or advances.

     Under the Prior Revolvers, Chemicals and most of its direct and indirect United States subsidiaries were co-borrowers and were jointly and severally liable for any indebtedness thereunder. The secured revolving credit facilities consisted of:

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

Available credit under the current assets revolver was subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory with an inventory cap of $42,500,000. In addition, the borrowing base for the current assets revolver was required to exceed outstanding borrowings thereunder by $12,000,000 at all times. Available credit under the fixed assets revolver was not subject to a borrowing base.

     As mentioned above, on July 19, 2001, the Debtors entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/Business Credit, Inc. to provide up to $195 million under the DIP Financing. The initial draw under the DIP Financing was used to repay all amounts outstanding under the Prior Revolvers. Subject to continued satisfaction of typical debtor-in-possession conditions to borrowing, the DIP Financing will be available to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. Under the DIP Financing, up to $155 million is immediately available subject to customary funding conditions under a structure substantially equivalent to that of the Prior Revolvers. Availability of the remaining $40 million under the DIP Financing is subject to the satisfaction of certain other conditions. In addition, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd., entered into a Financing Agreement with CIT Business Credit Canada Inc. to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp Chemicals, Ltd. to discharge a portion of an inter-company debt and was ultimately transferred to the Debtors through a subordinated loan. On July 18, 2001, the Bankruptcy Court issued an interim order approving the DIP Financing and the subordinated loan. The hearing to consider final approval is currently scheduled for August 22, 2001, but may be continued to a subsequent date.

     The Prior Revolvers and the indentures governing the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes contain numerous covenants, including, but not limited to, restrictions on our ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions and refinance existing indebtedness. Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under the Prior Revolvers and each of the Indentures and all of the indebtedness was accelerated and became immediately due and payable. During the pendency of the Chapter 11 cases, the Debtors will not, for the most part, be subject to the restrictions contained in the Prior Revolvers or any of the indentures. However, the Debtors will be subject to the restrictions contained in the DIP Financing and Sterling Pulp Chemicals, Ltd. will be subject to restrictions contained in both the DIP Financing and the Canadian Financing Agreement.

     At June 30, 2001, the total credit available under the Prior Revolvers was $123 million. At June 30, 2001, $70 million was drawn under the fixed assets revolver and approximately $24.3 was drawn under the current assets revolver. In addition, approximately $4.1 million of letters of credit were outstanding, leaving at June 30, 2001, borrowing capacity under the secured revolving credit facilities of approximately $24.6 million.

  Key Employees

     We believe that our success will depend to a significant extent upon the efforts and abilities of our executive officers and senior management. In addition, we will continue to depend upon the retention of our key sales and purchasing personnel to maintain customer and supplier relationships. However, due to uncertainty about our financial condition, it may be difficult to retain our key employees or attract qualified replacements. On August 6, 2001, the Debtors filed a motion with the Bankruptcy Court seeking authorization to continue existing and implement additional retention and severance plans to ameliorate the effects of the Chapter 11 filings on our key employees. These plans are subject to court approval and, as such, we are unable to estimate the total cost associated with these plans. Expenses associated with these plans are expected to be paid both during and at the conclusion of the reorganization process.

  Standby Equity Commitments

     In December 1998, we entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank
J. Hevrdejs and Koch Capital Services, Inc. Under each of the Standby Purchase Agreements, we may require the purchasers to purchase shares only if we are able to satisfy certain conditions precedent relating to our financial condition, and then only if we believe that the equity infusion is necessary to maintain, reestablish or enhance Chemicals' borrowing rights under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. We are not able to meet the conditions to require the purchasers to purchase shares under the Standby Purchase Agreements.

  Saskatoon Facility

     In July 1997, Sterling Pulp Chemicals (Sask) Ltd., our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions. The indebtedness under the Saskatoon credit agreement is secured by substantially all of the assets of this subsidiary, including the Saskatoon facility. The Saskatoon credit agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility.

     The Saskatoon credit agreement provides a revolving credit facility of Cdn. $8 million to be used by our Saskatoon subsidiary solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of June 30, 2001. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet our Saskatoon subsidiary's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

     Because of restrictions in the Saskatoon credit agreement, we generally do not have access to the cash flows of our Saskatoon subsidiary. In addition, because of its designation as an "Unrestricted Subsidiary" under our Prior Revolvers and the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes, our Saskatoon subsidiary's results are not considered in determining compliance with the covenants contained therein. Our Saskatoon subsidiary is also designated as an "Unrestricted Subsidiary" under the DIP Financing.

     The Saskatoon credit agreement contains provisions which restrict the payment of advances, loans and dividends from our Saskatoon subsidiary to us or Chemicals. The most restrictive of these covenants limits such payments during fiscal 2001 to approximately $1 million, plus any amounts due to us from our Saskatoon subsidiary under the intercompany tax sharing agreement.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement have executed a forbearance agreement under which they have temporarily agreed to not exercise their remedies under that agreement. In connection with obtaining the lenders' agreement to enter into the forbearance arrangement, the Saskatoon Credit Agreement was amended in several respects, including the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from our Saskatoon subsidiary to us or Chemicals, and restricting our ability to draw upon the revolving credit facility during the remainder of calendar year 2001. The Saskatoon subsidiary has not drawn on the revolver since its inception in 1997 and as of June 30, 2001, has approximately $10.4 million in cash and cash equivalents. Management believes it is unlikely that the Saskatoon subsidiary will need to draw upon the Saskatoon Agreement during the remainder of calendar year 2001.

  Working Capital

     Working capital at June 30, 2001 was approximately $54 million, a reduction of approximately $30 million compared to September 30, 2000. Significant reductions in accounts receivable and inventory were partially offset by reductions in accounts payable and accrued liabilities.

  Cash Flow

     Net cash used in our operations was $28 million for the first nine months of fiscal 2001, compared to net cash provided by operations of approximately $40 million during the first nine months of fiscal 2000. This decrease resulted primarily from an increase in net losses between the first nine months of fiscal 2001 and the first nine months of fiscal 2000. Net cash flow used in our investing activities was $14 million for the first nine months of fiscal 2001 compared to $22 million during the first nine months of fiscal 2000. Net cash flows from our financing activities were $54 million for the first nine months of fiscal 2001 compared to $18 million cash used during the first nine months of fiscal 2000. This change was primarily due to increased borrowings under our revolving credit facilities during fiscal 2001.

  Capital Expenditures

     Our capital expenditures were $14 million during the first nine months of fiscal 2001, compared to $22 million during the first nine months of 2000. The higher amount of capital expenditures in the first nine months of fiscal 2000 was primarily attributable to the DSIDA project. During the remainder of fiscal 2001, we expect to spend approximately $4 million on routine safety, environmental and replacement capital. We expect to fund our remaining fiscal 2001 capital expenditures from operating cash flow, plus borrowings under the DIP Financing and the Canadian Financing Agreement, if needed.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Our revenues were approximately $151 million in the third quarter of fiscal 2001, compared to approximately $293 million in revenues during the third quarter of fiscal 2000. This decrease in revenues resulted primarily from lower styrene and acrylonitrile sales volumes, and lower styrene sales prices. We recorded a net loss attributable to common stockholders of approximately $100.7 million, or $7.88 per share, for the third quarter of fiscal 2001, compared to the net loss attributable to common stockholders of approximately $.1 million, or $0.05 per share, we recorded for the third quarter of fiscal 2000. Chemicals' recorded a net loss of approximately $75.4 million for the third quarter of fiscal 2001, compared to a net income of approximately $6 million in the third quarter of fiscal 2000. These decreases were also primarily due to lower styrene and acrylonitrile sales volumes, lower styrene sales prices, and the additional valuation allowance for deferred income tax assets.

     Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $99 million in the third quarter of fiscal 2001, compared to $239 million for the third quarter of fiscal 2000. This decrease in revenues resulted primarily from decreases in styrene and acrylonitrile sales volumes and styrene sales prices in the third quarter of fiscal 2001 compared to the prior period. Our petrochemicals operations recorded an operating loss of approximately $25 million for the third quarter of fiscal 2001, whereas these operations recorded operating income of approximately $23 million for the third quarter of fiscal 2000. This difference resulted primarily from lower styrene and acrylonitrile sales volumes, and lower styrene sales prices.

     Revenues from our styrene operations were approximately $59 million in the third quarter of fiscal 2001, a decrease of approximately 55% from the approximately $131 million in revenues from those operations in the third quarter of fiscal 2000. Direct sales prices for styrene in the third quarter of fiscal 2001 decreased approximately 28% from those realized during the third quarter of fiscal 2000. In addition, our total sales volumes for styrene in the third quarter of fiscal 2001 decreased approximately 34% from those realized during the third quarter of fiscal 2000. These decreases in sales prices and sales volumes resulted primarily from a continued slowdown in demand attributable, to a large extent, to a slowdown in general worldwide economic activity. Spot prices for styrene decreased in the third quarter of fiscal 2001 to approximately $0.17-$0.25 per pound, from approximately $0.31-$0.40 per pound during the third quarter of fiscal 2000. During the third quarter of fiscal 2001, prices for benzene and ethylene, the two primary raw materials for styrene, decreased approximately 11% and 18% respectively, from the prices we paid for these products in the third quarter of fiscal 2000. Margins on our styrene sales in the third quarter of fiscal 2001 decreased from those realized during the third quarter of fiscal 2000, primarily as a result of the decrease in sales prices and sales volumes.

     Total sales volumes of our acrylonitrile decreased approximately 93% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 due to our continued shutdown of our acrylonitrile facility during the fiscal 2001 period due to unfavorable market conditions, which resulted in a decrease of revenue of 92% compared to the third quarter of 2000. Direct sales prices for acrylonitrile in the third quarter of fiscal 2001 decreased approximately 29% from those realized during the third quarter of fiscal 2000. The decrease in sales prices for our acrylonitrile resulted primarily from pricing pressures caused by lower raw material costs. Margins on our acrylonitrile sales in the third quarter of fiscal 2001 decreased from those realized in the third quarter of fiscal 2000.

     Revenues from our acrylic fibers operations were approximately $10 million in the third quarter of fiscal 2001, a decrease of approximately 45% from $19 million in revenues from these operations in the third quarter of fiscal 2000. Sales volumes of our acrylic fibers in the third quarter of fiscal 2001 decreased approximately

56% from those experienced during the third quarter of fiscal 2000. Sales prices for our acrylic fibers in the third quarter of fiscal 2001 increased approximately 24% from those realized during the third quarter of fiscal 2000. During the second quarter of fiscal 2001, we announced our decision to withdraw from the traditional commodity textile business and significantly reduce the operations and staffing of our acrylic fibers plant at Santa Rosa, Florida. As a result, during the second quarter of fiscal 2001, we incurred a $7.1 million charge to cost of sales, of which approximately $2 million related to accrued severance costs. During the third quarter of fiscal 2001, those accrued severance payments were made. No future charges or payments are expected as a result of the withdrawal.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, DSIDA and methanol, were approximately $26 million in the third quarter of fiscal 2001, a decrease of approximately 44% from the approximately $47 million in revenues from these operations during the third quarter of fiscal 2000. Our other petrochemicals operations reported a decrease in operating earnings in the third quarter of fiscal 2001 compared to that realized in the third quarter of fiscal 2000, primarily due to the continued economic slowdown.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $53 million in the third quarter of fiscal 2001, a decrease of approximately 2% from the approximately $54 million in revenues from these operations in the third quarter of fiscal 2000. Sales prices of our sodium chlorate increased approximately 8% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000, while sodium chlorate sales volumes decreased approximately 1% during this period. There was also a reduction in chlorine dioxide generator royalties, down 30% compared to the third quarter of 2000. Our pulp chemicals operations recorded operating earnings of approximately $10 million in the third quarter of fiscal 2001, compared to operating earnings of approximately $9 million during the third quarter of fiscal 2000.

     Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses in the third quarter of fiscal 2001 were approximately $6 million compared to approximately $11 million for the same period of fiscal 2000. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

     Other Expense

     Our Other Expense during the third quarter of 2001 was approximately $1.38 million which was professional fees associated with the filing for reorganization under Chapter 11.

     Provision for Income Taxes

     As of September 30, 2000, we had an available U.S. net operating loss carryforward ("U.S. NOL") of approximately $171 million, which expires during 2018-20. During the first nine months of fiscal 2001, we have generated an additional NOL of approximately $133 million. This total U.S. NOL is available for offset against future taxable income generated during the carryforward period. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment and determining the valuation allowance. Based on the uncertainty as to the effect of the Chapter 11 filing on the utilization of the U.S. NOLs and the future realization of other net deferred tax assets, we were not able to conclude that it was more likely than not that we would be able to realize the future benefit of our U.S. deferred tax assets. Accordingly, an additional valuation allowance of $62.6 million was recorded during the third quarter of fiscal 2001, of which Chemicals' was approximately $45 million, thus bringing the total valuation allowance as of June 30, 2001 to $115.6 million. The ability to utilize part or all of our currently estimated $304 million U.S. NOL will be an important consideration in developing our plan of reorganization. Because the success of such strategies may depend on the terms of the plan of reorganization as accepted by creditors and confirmed by the Bankruptcy Court, there can be no assurances that such strategies will be successful.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

     Our revenues were approximately $595 million during the first nine months of fiscal 2001, compared to approximately $805 million in revenues during the first nine months of fiscal 2000. This decrease in revenues resulted primarily from lower styrene and acrylonitrile sales volumes and lower styrene sales prices. We recorded a net loss attributable to common stockholders of approximately $185.4 million, or $14.51 per share, for the first nine months of fiscal 2001, compared to a net loss attributable to common stockholders of approximately $8.7 million, or $0.72 per share, we recorded for the first nine months of fiscal 2000. Chemicals' net loss was $145.3 million for the first nine months of fiscal 2001, compared to a net income of approximately $10.4 million for the first nine months of fiscal 2000. This increase in net loss was primarily due to the level of net loss from our styrene and acrylonitrile operations along with the additional valuation allowance taken for our deferred tax assets.

     Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $435 million during the first nine months of fiscal 2001, compared to $648 million for the first nine months of fiscal 2000. This was caused primarily by decreases in styrene and acrylonitrile sales volumes, and decreased styrene sales prices in the first nine months of fiscal 2001, compared to the first nine months of fiscal 2000. Our petrochemicals operations recorded an operating loss of approximately $63 million for the first nine months of fiscal 2001, whereas these operations recorded operating income of approximately $63 million for the first nine months of fiscal 2000. This difference also resulted primarily from lower styrene and acrylonitrile sales volumes, and lower styrene sales prices.

     Revenues from our styrene operations were approximately $203 million during the first nine months of fiscal 2001, a decrease of approximately 46% from the approximately $374 million in revenues from those operations during the first nine months of fiscal 2000. Direct sales prices for styrene during the first nine months of fiscal 2001 decreased approximately 16% from those realized during the first nine months of fiscal 2000. In addition, our total sales volumes for styrene in the first nine months of fiscal 2001 decreased approximately 32% from that realized during the first nine months of fiscal 2000. These decreases in sales prices and sales volumes resulted primarily from a continued slowdown in demand attributable, to a large extent, to a slowdown in general worldwide economic activity. During the first nine months of fiscal 2001, prices for benzene, one of the primary raw materials for styrene, increased approximately 5% from the prices we paid for benzene in the first nine months of fiscal 2000, and prices for ethylene, the other primary raw material for styrene, were approximately 2% lower than the prices we paid for ethylene in the first nine months of fiscal 2000. Margins on our styrene sales during the first nine months of fiscal 2001 decreased from those realized during the first nine months of fiscal 2000, primarily as a result of the decrease in sales prices and volumes, and increases in the cost of natural gas.

     Revenues from our acrylonitrile operations were approximately $71 million during the first nine months of fiscal 2001, a decrease of approximately 28% from the approximately $98 million in revenues from those operations during the first nine months of fiscal 2000. Total sales volumes of our acrylonitrile decreased approximately 49% during the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 due to our continued shutdown of our acrylonitrile facility for most of the fiscal 2001 period due to unfavorable market conditions. Direct sales prices for acrylonitrile during the first nine months of fiscal 2001 decreased approximately 3% from those realized during the first nine months of fiscal 2000. During the first nine months of fiscal 2001, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately the same as the prices we paid for propylene during the first nine months of fiscal 2000, and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 48% higher than the prices we paid for ammonia during the first nine months of fiscal 2000. Margins on our acrylonitrile sales during the first nine months of fiscal 2001 decreased from those realized during the first nine months of fiscal 2000, primarily as a result of higher raw materials costs and lower operating rates during the second and third quarters of fiscal 2001.

     Revenues from our acrylic fibers operations were approximately $40 million for the first nine months of fiscal 2001, a decrease of approximately 26% from the approximately $53 million in revenues from these operations during the first nine months of fiscal 2000. Sales volumes of our acrylic fibers during the first nine months of fiscal 2001 decreased approximately 30% from those experienced during the first nine months of fiscal 2000. Sales prices for our acrylic fibers during the first nine months of fiscal 2001 increased approximately 6% from those realized during the first nine months of fiscal 2000.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, DSIDA and methanol, were $121.6 million during the first nine months of fiscal 2001, a slight decrease from the $122.4 million in revenues from these operations during the first nine months of fiscal 2000. Our other petrochemicals operations reported an increase in operating earnings for the first nine months of fiscal 2001 compared to that realized during the first nine months of fiscal 2000, primarily due to the positive impact of our methanol plant shutdown and the benefit of our methanol requirements contract. Also favorably impacting operating income during the first nine months of fiscal 2001 were net proceeds of $3 million recorded in connection with a dispute related to the construction of our methanol facility, the proceeds of which were received in April 2001.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $160 million during the first nine months of fiscal 2001, an increase of approximately 2% from the approximately $157 million in revenues from these operations during the first nine months of fiscal 2000. Sales prices of our sodium chlorate increased approximately 6% during the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000, while sodium chlorate sales volumes increased approximately 5% during this period. This increase in revenue was partially offset by a reduction in chlorine dioxide generator royalties. Our pulp chemicals operations recorded operating earnings of approximately $33 million during the first nine months of fiscal 2001 compared to operating earnings of approximately $25 million during the first nine months of fiscal 2000. These increases in revenues, sales volumes, sales prices and operating earnings resulted primarily from the continued conversion to elemental chlorine free bleaching at pulp mills.

     Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses for the first nine months of fiscal 2001 were approximately $20 million compared to approximately $30 million for the same period of fiscal 2000. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

     Other Expense

     Our Other Expense incurred during the first nine months of 2001 was over $1.4 million, which was primarily for professional fees associated with the filing for reorganization under Chapter 11.

     Provision for Income Taxes

     As of September 30, 2000, we had an available U.S. net operating loss carryforward ("U.S. NOL") of approximately $171 million, which expires during 2018-20. During the first nine months of fiscal 2001, we have generated an additional NOL of approximately $133 million. This total U.S. NOL is available for offset against future taxable income generated during the carryforward period. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment and determining the valuation allowance. Based on the uncertainty as to the effect of the Chapter 11 filings on the utilization of the U.S. NOLs and the future realization of other net deferred tax assets, we were not able to conclude that it was more likely than not that we would be able to realize the future benefit of our U.S. deferred tax assets. Accordingly, an additional valuation allowance of $83 million was recorded during the first nine months of fiscal 2001, of which Chemicals' was approximately $66 million, thus bringing the total valuation allowance as of June 30, 2001 to $115.6 million. The ability to utilize part or all of our currently estimated $304 million U.S. NOL will be an important consideration in developing our plan of reorganization. Because the success of such strategies may depend on the terms of the plan of reorganization as accepted by creditors and confirmed by the Bankruptcy Court, there can be no assurances that such strategies will be successful.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 141 or 142 will have a significant impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through the first nine months of fiscal 2001, there were no significant changes in our market risk disclosures as set forth in the Annual Report.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information under "Legal Proceedings" in Part I, Basis of Presentation -- Note 4 of the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  The following exhibits are filed as part of this Form 10-Q:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         **4.1           -- Revolving Credit Agreement dated as of July 19, 2001
                            among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                            Sterling Pulp Chemicals US, Inc., Sterling Pulp
                            Chemicals, Inc., Sterling Fibers, Inc., Sterling
                            Chemicals Energy, Inc. and Sterling Chemicals
                            International, Inc., as the Borrowers, The CIT
                            Group/Business Credit, Inc., as the Administrative Agent,
                            and various financial institutions, as the Lenders.
         **4.2           -- Fixed Assets Secured Parties Parent Pledge Agreement
                            dated as of July 19, 2001 between Sterling Chemicals
                            Holdings, Inc. and The CIT Group/Business Credit, Inc.,
                            as Administrative Agent for each of the Fixed Assets
                            Secured Parties.
         **4.3           -- Current Assets Secured Parties Parent Pledge Agreement
                            dated as of July 19, 2001 between Sterling Chemicals
                            Holdings, Inc. and The CIT Group/Business Credit, Inc.,
                            as Administrative Agent for each of the Current Assets
                            Secured Parties.
         **4.4           -- Fixed Assets Secured Parties Deed of Trust, Assignment of
                            Leases and Rents, Security Agreement and Fixture Filing
                            dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                            Trustor, to R. Christian Brose, Trustee for the benefit
                            of The CIT Group/Business Credit, Inc., as Administrative
                            and Collateral Agent, Beneficiary.
         **4.5           -- Current Assets Secured Parties Deed of Trust, Assignment
                            of Leases and Rents, Security Agreement and Fixture
                            Filing dated as of July 19, 2001 by Sterling Chemicals,
                            Inc., Trustor, to R. Christian Brose, Trustee for the
                            benefit of The CIT Group/Business Credit, Inc., as
                            Administrative and Collateral Agent, Beneficiary.
         **4.6           -- Fixed Assets Secured Parties Mortgage, Assignment of
                            Leases and Rents, Security Agreement and Fixture Filing
                            dated as of July 19, 2001 by Sterling Fibers, Inc.,
                            Mortgagor, to The CIT Group/Business Credit, Inc.,
                            Mortgagee.
         **4.7           -- Current Assets Secured Parties Mortgage, Assignment of
                            Leases and Rents, Security Agreement and Fixture Filing
                            dated as of July 19, 2001 by Sterling Fibers, Inc.,
                            Mortgagor, to The CIT Group/Business Credit, Inc.,
                            Mortgagee.
         **4.8           -- Fixed Assets Secured Parties Leasehold Deed to Secure
                            Debt, Assignment and Security Agreement dated as of July
                            19, 2001 by Sterling Pulp Chemicals, Inc. to The CIT
                            Group/Business Credit, Inc., as Administrative Agent.
         **4.9           -- Current Assets Secured Parties Leasehold Deed to Secure
                            Debt, Assignment and Security Agreement dated as of July
                            19, 2001 by Sterling Pulp Chemicals, Inc. to The CIT
                            Group/Business Credit, Inc., as Administrative Agent.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         **4.10          -- Fixed Assets Secured Parties Security Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                            Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                            Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                            Chemicals Energy, Inc. and Sterling Chemicals
                            International, Inc., as the Grantors, and The CIT
                            Group/Business Credit, Inc., as Administrative Agent for
                            each of the Fixed Assets Secured Parties.
         **4.11          -- Current Assets Secured Parties Security Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                            Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc.,
                            Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc.,
                            Sterling Chemicals Energy, Inc. and Sterling Chemicals
                            International, Inc., as the Grantors, and The CIT
                            Group/Business Credit, Inc., as Administrative Agent for
                            each of the Current Assets Secured Parties.
         **4.12          -- Fixed Assets Secured Parties Obligor Pledge Agreement
                            dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                            Sterling Canada, Inc. and Sterling Pulp Chemicals US,
                            Inc., as the Pledgors, and The CIT Group/Business Credit,
                            Inc., as Administrative Agent for each of the Fixed
                            Assets Secured Parties.
         **4.13          -- Current Assets Secured Parties Obligor Pledge Agreement
                            dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                            Sterling Canada, Inc. and Sterling Pulp Chemicals US,
                            Inc., as the Pledgors, and The CIT Group/Business Credit,
                            Inc., as Administrative Agent for each of the Current
                            Assets Secured Parties.
         **4.14          -- Financing Agreement dated as of July 11, 2001 between
                            Sterling Pulp Chemicals, Ltd. and CIT Business Credit
                            Canada Inc.
         **4.15          -- Demand Debenture dated as of July 11, 2001 by Sterling
                            Pulp Chemicals, Ltd. in favour of CIT Business Credit
                            Canada Inc., as Holder, and the Lenders.
         **4.16          -- Debenture Pledge Agreement dated as of July 11, 2001
                            between Sterling Pulp Chemicals, Ltd. and CIT Business
                            Credit Canada Inc.
         **4.17          -- Deed of Hypothec dated as of July 13, 2001 between
                            Sterling Pulp Chemicals, Ltd. and CIBC Mellon Trust
                            Company, as holder of power of attorney for all present
                            and future holders of the Demand Debenture dated July 11,
                            2001 by Sterling Pulp Chemicals, Ltd. in favor of CIT
                            Business Credit Canada Inc.
         **4.18          -- Instrument of Resignation, Appointment and Acceptance
                            dated effective as of July 27, 2001 among Sterling
                            Chemicals, Inc., State Street Bank and Trust Company
                            (successor to Fleet National Bank) and HSBC Bank USA
                            related to 11 3/4% Senior Subordinated Notes due 2006 of
                            Sterling Chemicals, Inc.
         **4.19          -- Instrument of Resignation, Appointment and Acceptance
                            dated effective as of July 27, 2001 among Sterling
                            Chemicals, Inc., State Street Bank and Trust Company
                            (successor to Fleet National Bank) and HSBC Bank USA
                            related to 11 1/4% Senior Subordinated Notes due 2006 of
                            Sterling Chemicals, Inc.
        **10.1           -- Amended and Restated Supplemental Pay Plan.
        **10.2           -- Second Amended and Restated Key Employee Protection Plan.
        **10.3           -- Amended and Restated Severance Pay Plan.
        **11.1           -- Earnings Per Share Calculation.
        **15.1           -- Letter of Deloitte & Touche LLP regarding unaudited
                            interim financial information.

---------------

** Filed herewith.

 + Confidential treatment has been requested with respect to portions of this Exhibit.

     (b) Reports on Form 8-K.

     On July 16, 2001, the Company filed a Current Report on 8-K, reporting under Item 3, the filing of voluntary petitions by the Debtors for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

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

                                            STERLING CHEMICALS HOLDINGS, INC.
                                            STERLING CHEMICALS, INC.
                                            (Registrants)

                                                   /s/ FRANK P. DIASSI
                                            ------------------------------------
                                                      Frank P. Diassi
                                             Chairman of the Board of Directors
                                               (Principal Executive Officer)
Date: August 14, 2001

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

Date: August 14, 2001

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         **4.1           -- Revolving Credit Agreement dated as of July 19, 2001
                            among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                            Sterling Pulp Chemicals US, Inc., Sterling Pulp
                            Chemicals, Inc., Sterling Fibers, Inc., Sterling
                            Chemicals Energy, Inc. and Sterling Chemicals
                            International, Inc., as the Borrowers, The CIT
                            Group/Business Credit, Inc., as the Administrative Agent,
                            and various financial institutions, as the Lenders.
         **4.2           -- Fixed Assets Secured Parties Parent Pledge Agreement
                            dated as of July 19, 2001 between Sterling Chemicals
                            Holdings, Inc. and The CIT Group/Business Credit, Inc.,
                            as Administrative Agent for each of the Fixed Assets
                            Secured Parties.
         **4.3           -- Current Assets Secured Parties Parent Pledge Agreement
                            dated as of July 19, 2001 between Sterling Chemicals
                            Holdings, Inc. and The CIT Group/Business Credit, Inc.,
                            as Administrative Agent for each of the Current Assets
                            Secured Parties.
         **4.4           -- Fixed Assets Secured Parties Deed of Trust, Assignment of
                            Leases and Rents, Security Agreement and Fixture Filing
                            dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                            Trustor, to R. Christian Brose, Trustee for the benefit
                            of The CIT Group/Business Credit, Inc., as Administrative
                            and Collateral Agent, Beneficiary.
         **4.5           -- Current Assets Secured Parties Deed of Trust, Assignment
                            of Leases and Rents, Security Agreement and Fixture
                            Filing dated as of July 19, 2001 by Sterling Chemicals,
                            Inc., Trustor, to R. Christian Brose, Trustee for the
                            benefit of The CIT Group/Business Credit, Inc., as
                            Administrative and Collateral Agent, Beneficiary.
         **4.6           -- Fixed Assets Secured Parties Mortgage, Assignment of
                            Leases and Rents, Security Agreement and Fixture Filing
                            dated as of July 19, 2001 by Sterling Fibers, Inc.,
                            Mortgagor, to The CIT Group/Business Credit, Inc.,
                            Mortgagee.
         **4.7           -- Current Assets Secured Parties Mortgage, Assignment of
                            Leases and Rents, Security Agreement and Fixture Filing
                            dated as of July 19, 2001 by Sterling Fibers, Inc.,
                            Mortgagor, to The CIT Group/Business Credit, Inc.,
                            Mortgagee.
         **4.8           -- Fixed Assets Secured Parties Leasehold Deed to Secure
                            Debt, Assignment and Security Agreement dated as of July
                            19, 2001 by Sterling Pulp Chemicals, Inc. to The CIT
                            Group/Business Credit, Inc., as Administrative Agent.
         **4.9           -- Current Assets Secured Parties Leasehold Deed to Secure
                            Debt, Assignment and Security Agreement dated as of July
                            19, 2001 by Sterling Pulp Chemicals, Inc. to The CIT
                            Group/Business Credit, Inc., as Administrative Agent.
         **4.10          -- Fixed Assets Secured Parties Security Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                            Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                            Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                            Chemicals Energy, Inc. and Sterling Chemicals
                            International, Inc., as the Grantors, and The CIT
                            Group/Business Credit, Inc., as Administrative Agent for
                            each of the Fixed Assets Secured Parties.
         **4.11          -- Current Assets Secured Parties Security Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                            Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc.,
                            Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc.,
                            Sterling Chemicals Energy, Inc. and Sterling Chemicals
                            International, Inc., as the Grantors, and The CIT
                            Group/Business Credit, Inc., as Administrative Agent for
                            each of the Current Assets Secured Parties.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         **4.12          -- Fixed Assets Secured Parties Obligor Pledge Agreement
                            dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                            Sterling Canada, Inc. and Sterling Pulp Chemicals US,
                            Inc., as the Pledgors, and The CIT Group/Business Credit,
                            Inc., as Administrative Agent for each of the Fixed
                            Assets Secured Parties.
         **4.13          -- Current Assets Secured Parties Obligor Pledge Agreement
                            dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                            Sterling Canada, Inc. and Sterling Pulp Chemicals US,
                            Inc., as the Pledgors, and The CIT Group/Business Credit,
                            Inc., as Administrative Agent for each of the Current
                            Assets Secured Parties.
         **4.14          -- Financing Agreement dated as of July 11, 2001 between
                            Sterling Pulp Chemicals, Ltd. and CIT Business Credit
                            Canada Inc.
         **4.15          -- Demand Debenture dated as of July 11, 2001 by Sterling
                            Pulp Chemicals, Ltd. in favour of CIT Business Credit
                            Canada Inc., as Holder, and the Lenders.
         **4.16          -- Debenture Pledge Agreement dated as of July 11, 2001
                            between Sterling Pulp Chemicals, Ltd. and CIT Business
                            Credit Canada Inc.
         **4.17          -- Deed of Hypothec dated as of July 13, 2001 between
                            Sterling Pulp Chemicals, Ltd. and CIBC Mellon Trust
                            Company, as holder of power of attorney for all present
                            and future holders of the Demand Debenture dated July 11,
                            2001 by Sterling Pulp Chemicals, Ltd. in favor of CIT
                            Business Credit Canada Inc.
         **4.18          -- Instrument of Resignation, Appointment and Acceptance
                            dated effective as of July 27, 2001 among Sterling
                            Chemicals, Inc., State Street Bank and Trust Company
                            (successor to Fleet National Bank) and HSBC Bank USA
                            related to 11 3/4% Senior Subordinated Notes due 2006 of
                            Sterling Chemicals, Inc.
         **4.19          -- Instrument of Resignation, Appointment and Acceptance
                            dated effective as of July 27, 2001 among Sterling
                            Chemicals, Inc., State Street Bank and Trust Company
                            (successor to Fleet National Bank) and HSBC Bank USA
                            related to 11 1/4% Senior Subordinated Notes due 2006 of
                            Sterling Chemicals, Inc.
        **10.1           -- Amended and Restated Supplemental Pay Plan.
        **10.2           -- Second Amended and Restated Key Employee Protection Plan.
        **10.3           -- Amended and Restated Severance Pay Plan.
        **11.1           -- Earnings Per Share Calculation.
        **15.1           -- Letter of Deloitte & Touche LLP regarding unaudited
                            interim financial information.

---------------

** Filed herewith.

 + Confidential treatment has been requested with respect to portions of this Exhibit.