Form 10-K
period 2001-09-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2001-12-26
CIK 795662, 1014669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                             ---------------------

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-10059

                       STERLING CHEMICALS HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      76-0185186
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        1200 SMITH STREET, SUITE 1900                          713) 650-3700
          HOUSTON, TEXAS 77002-4312            (Registrant's telephone number, including area
   (Address of principal executive offices)                        code)

                      COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      76-0502785
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         1200 SMITH STREET SUITE 1900                          (713) 650-3700
          HOUSTON, TEXAS 77002-4312            (Registrant's telephone number, including area
   (Address of principal executive offices)                        code)

                             ---------------------
     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ____________

     As of December 3, 2001, Sterling Chemicals Holdings, Inc. had 12,776,678 shares of common stock outstanding. As of such date, the aggregate market value of such common stock held by nonaffiliates, based upon the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was approximately $511,000. As of December 3, 2001, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
         Important Information Regarding this Form 10-K..............    2

                                  PART I

Item 1.  Business....................................................    4
         Recent Developments.........................................    4
         Business Strategy...........................................    7
         Industry Overview...........................................    8
         Product Summary.............................................   10
         Products....................................................   11
         Sales and Marketing.........................................   13
         Contracts...................................................   14
         Raw Materials for Products and Energy Resources.............   15
         Technology and Licensing....................................   17
         Competition.................................................   17
         Environmental Matters.......................................   18
         Employees...................................................   21
         Insurance...................................................   21
Item 2.  Properties..................................................   22
Item 3.  Legal Proceedings...........................................   22
Item 4.  Submission of Matters to Vote of Security Holders...........   24

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   24

Item 6.  Selected Financial Data.....................................   25

Item
  7....  Management's Discussion and Analysis of Financial Condition
         and Results of
         Operations..................................................   27
         Overview....................................................   27
         Liquidity and Capital Resources.............................   31
         New Accounting Standards....................................   36
         Certain Known Events, Trends, Uncertainties and Risk
         Factors.....................................................   37
         Results of Operations.......................................   42
         Comparison of Fiscal 2001 to Fiscal 2000....................   42
         Comparison of Fiscal 2000 to Fiscal 1999....................   44

Item
  7A.    Qualitative and Quantitative Disclosure about Market Risk...   47

Item 8.  Financial Statements and Supplementary Data.................   49

Item
  9....  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure..................................................  136

                                 PART III

Item
  10.    Directors and Executive Officers of the Registrant..........  136

Item
  11.    Executive Compensation......................................  140

Item
  12.    Security Ownership of Certain Beneficial Owners and
         Management..................................................  150

Item
  13.    Certain Relationships and Related Transactions..............  153

                                  PART IV

Item
  14.    Exhibits, Consolidated Financial Statement Schedules and
         Reports on Form 8-K.........................................  154

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-K

     Readers should consider the following information as they review this Form 10-K.

PRESENTATION OF FINANCIAL STATEMENTS

     This Form 10-K includes four separate sets of financial statements and related notes:

     - The first set of financial statements and related notes present both the consolidated financial position, results of operations and cash flows of Sterling Chemicals Holdings, Inc. ("Holdings") and its subsidiaries and the consolidated financial position, results of operations and cash flows of Sterling Chemicals, Inc. ("Chemicals") and its subsidiaries. Holdings directly or indirectly owns all of the other subsidiaries whose financial results are included in this Form 10-K and Chemicals is the primary operating subsidiary of Holdings.

     - The second set of financial statements and related notes present the combined financial position, results of operations and cash flows of the Guarantors and their subsidiaries (discussed below).

     - The third and fourth sets of financial statements and related notes present the consolidated financial position, results of operations and cash flows of Sterling Canada, Inc. and its subsidiaries ("Sterling Canada") and the financial position, results of operations and cash flows of Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), our two significant subsidiaries whose securities are pledged to secure a series of debt securities issued by Chemicals.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Qualitative and Quantitative Disclosure about Market Risk" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations or financial position, the adequacy of our liquidity and our market sensitive financial instruments and other statements identified by such words as "expects," "projects," "plans" and similar expressions, are forward-looking statements. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include developments in our Chapter 11 proceedings, the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms, federal and state regulatory developments, our high financial leverage, petitions or motions filed or actions taken in connection with our bankruptcy proceedings, the availability of skilled personnel and our ability to attract or retain high quality employees and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Known Events, Trends, Uncertainties and Risk Factors."

SUBSEQUENT EVENTS, ETC.

     All statements contained in this Form 10-K, including the forward-looking statements discussed above, are made as of December 20, 2001, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-K to the extent such information is affected or impacted by events, circumstances or developments occurring after December 20, 2001 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information and disclaim any responsibility to do so.

DOCUMENT SUMMARIES

     Statements contained in this Form 10-K describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.

FISCAL YEAR

     We keep our books of record and accounts based on annual accounting periods ending on September 30 of each year. Accordingly, all references in this Form 10-K to a particular fiscal year refer to the 12 calendar month period ending on September 30 of that year.

                                     PART I

     This combined Form 10-K is separately filed by Holdings and Chemicals. Information contained herein relating to Chemicals is filed by Holdings and separately by Chemicals on its own behalf. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as the "Company," "we," "our," "ours" and "us."

ITEM 1.  BUSINESS

     We were organized as a Delaware corporation in 1986 and have our principal executive offices in Houston, Texas. As a result of our recapitalization and reorganization on August 21, 1996, we are now organized under a holding company structure and the only material asset of Holdings is the capital stock of Chemicals, its wholly-owned operating subsidiary. Through Chemicals and its subsidiaries, we own or operate facilities for the manufacture of eight commodity petrochemicals at our Texas City, Texas plant. We also manufacture chemicals for use primarily in the pulp and paper industry at five plants in Canada and a plant in Valdosta, Georgia and acrylic fibers at our plant near Pensacola, Florida. At our Texas City facility, we have production capacity for styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine ("TBA"), sodium cyanide and disodium iminodiacetic acid ("DSIDA"). We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We produce specialty textile fibers and technical fibers at our acrylic fibers facility, as well as licensing our acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at our five plants in Canada and our Valdosta facility. Sodium chlorite is produced at one of our Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of our Canadian locations. We also license, engineer and oversee construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of our pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

RECENT DEVELOPMENTS

  CHAPTER 11 PROCEEDINGS

     On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about weak demand for petrochemical products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar, which has caused their export sales to be at a competitive disadvantage and higher raw material and energy costs. As a result of these conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors may assume favorable pre-petition contracts and leases, reject unfavorable pre-petition contracts and leases and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the Debtors. Unless otherwise ordered by the Bankruptcy Court, the Debtors have the exclusive right to propose a plan of reorganization until March 13, 2002, and the exclusive right to seek acceptances of any plan proposed by them until May 12, 2002. A plan of reorganization, when filed, will set forth the means for treating claims, including liabilities subject to compromise and interests in the Debtors. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing equity interests as a result of the issuance of equity securities to creditors or new investors. The Debtors are in the early stages of formulating a plan of reorganization. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy cases in general or the effect on the business of the Debtors, the claims of creditors of the Debtors or the interests of stockholders of Holdings. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, could be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by Tyco Capital (formerly The CIT Group/Business Credit, Inc.) to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' previous revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 is on appeal to the U.S. District Court, but no stay of the final order has been sought or imposed, and the order remains fully effective. While no assurances can be given, we do not believe the final order will be overturned on appeal.

     Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, but some of the liens have been granted super-priority administrative expense claims for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid. The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. At September 30, 2001, the total credit available under the DIP Financing was $112.8 million due to borrowing base restrictions under the current assets revolver. At September 30, 2001, $42.3 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver, leaving at September 30, 2001, unused borrowing capacity under the secured revolving credit facilities of approximately $66.1 million.

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the currents assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered an order dated December 19, 2001, reinstating the priming order subject to an appropriate compensatory adjustment in favor of the 12 3/8% Notes of four percentage points of additional interest on up to $40 million. In addition, the Bankruptcy Court scheduled a hearing for January 2, 2002 to determine certain technical details regarding implementation of this 4% increase. The Debtors anticipate that the priming order will be further appealed by the indenture trustee. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is stayed or is not ultimately upheld on appeal, the Debtors will need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. However, we can give no assurances that the priming order will not be stayed or will be upheld on appeal or, if stayed or not upheld on appeal, that additional sources of financing will be available or adequate or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp, entered into a financing agreement with Tyco Capital Business Credit (Canada) Inc. ("Tyco Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. At September 30, 2001, $20 million was drawn under the Canadian Financing Agreement.

     The Debtors are permitted to continue to operate their businesses and manage their properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain types of capital expenditures, certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals.

     On July 18, 2001, the Bankruptcy Court issued an order permitting the Debtors to pay pre-petition salaries, wages and benefits to all of their employees. The Bankruptcy Court also authorized the payment of certain other pre-petition claims, in limited circumstances, as necessary to avoid undue disruption to the Debtors' operations. Generally, actions to enforce or otherwise effect repayment of pre-petition liabilities of, as well as all pending litigation against, the Debtors are stayed while the Debtors continue to operate their business as debtors-in-possession. The ultimate amount and settlement terms for such liabilities will be subject to a plan of reorganization and, accordingly, are not presently determinable. The Debtors' trade creditors, including vendors, will be paid their post-petition claims in the normal course of business.

     As our foreign subsidiaries are not included in the Chapter 11 filings, all of their creditors, including vendors, will be paid their claims in the ordinary course of business, irrespective of whether the claims arose prior to or after the Chapter 11 filings.

     As a result of the bankruptcy filings and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things, (i) the Debtors' ability to comply with the terms of the DIP Financing and related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases,
(ii) the ability of the Debtors to access the incremental $40 million in DIP Financing that is dependent on an effective priming order (iii) the ability of the Debtors to maintain adequate cash on hand, (iv) the ability of the Debtors to generate sufficient cash from operations, (v) the ability of the Debtors' subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (vii) the Debtors' ability to achieve profitability following such confirmation. As the Debtors can give no assurances that they will accomplish any of the foregoing, there is substantial doubt about the Debtors', and therefore the Company's, ability to continue as a going concern.

     The accompanying financial statements do not include any adjustments that may result from the resolution of these uncertainties.

  MANAGEMENT CHANGES

     On December 19, 2001 we announced that Frank P. Diassi had elected to terminate his employment, effective immediately. Mr. Diassi joined Sterling in 1996 as executive Chairman of the Board and continued in that position until his termination. Earlier this year he was elected Co-Chief Executive Officer along with David G. Elkins, our President. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under our employee retention and severance plans. Our Compensation Committee is evaluating the merits of Mr. Diassi's claim. Mr. Diassi will continue in his role as director.

     Succeeding Mr. Diassi as Co-Chief Executive Officer is Richard K. Crump. Since joining us in 1986, Mr. Crump has served in a variety of management positions, most recently as Executive Vice President-Operations. Mr. Crump has also been elected to our Board of Directors, increasing the size of the Board of Directors to seven.

     In a separate action, Robert W. Roten was elected non-executive Chairman of the Board of Directors, having served as a director since 1996 and as Vice Chairman of the Board of Directors since 1998. Mr. Roten was employed by us for 25 years, eventually attaining the positions of President and CEO before he retired in 1998.

  FIBERS

     On March 8, 2001, we announced our decision to withdraw from the traditional commodity textile business and, thereafter, significantly reduced our operations and staffing at our acrylic fibers plant in Santa Rosa, Florida. The decision came after our rationalization and cost reduction programs failed to return this business to profitable levels. We made this reduction due to extremely difficult operating conditions now facing the domestic acrylic textile industry, including conditions caused by the importation of finished goods by offshore producers and higher domestic energy and raw materials costs. We continue to produce our specialty and technical fibers products at this facility, and are examining strategic alternatives with respect to this business. We are also examining alternative uses of the portions of the plant idled by this reduction.

  SECURITY

     Since the terrorists attacks of September 11, 2001, we have worked with local, state and federal agencies as well as several security consultants to enhance our Texas City facility's security. The plant has increased the number of security personnel on duty and, on an as-needed basis, added armed patrols along its perimeter.

     In addition, the perimeter fencing and lighting at the plant have been improved, permanent concrete barriers have been installed at all unmanned gates and surveillance cameras along with observation towers have been added at strategic locations. At the current time, we are working with the City of Texas City to install road barricades adjacent to the plant to control access into the plant. In addition to the physical changes at the Texas City plant, plant employees have received additional security training, participated in security and emergency response drills and all security procedures and protocols have been updated to reflect recommendations from security consultants and governmental procedural changes.

     Additional security measures have also been instituted at our other plants to restrict access into the plants and we have increased surveillance.

BUSINESS STRATEGY

     Our objectives are to improve our capital structure, to be a premier producer of chemicals, to maintain a strong market position, to achieve first quartile cost performance in all of our major products and to provide superior customer service. Our management team has adopted the following strategies in pursuit of these objectives:

     - continue to improve our cost structure;

     - pursue improvements to our businesses and facilities through expansions, upgrades and strategic alliances; and

     - optimize capacity utilization rates through long-term supply arrangements.

The cyclicality of the markets for our primary products, however, subjects us to periods of overcapacity accompanied by lower prices and profit margins. In addition, the instruments governing the DIP Financing and the Canadian Financing Agreement limit our ability to incur additional debt. These and other factors, including our Chapter 11 filings, limit our ability to successfully implement our business strategy.

INDUSTRY OVERVIEW

  PETROCHEMICALS

     Styrene. Current global styrene annual capacity is approximately 52 billion pounds. Current total North American annual styrene capacity is approximately 15 billion pounds. As is the case with other petrochemicals, styrene from time to time experiences periods of strong demand resulting in tight supply and high prices and margins. This tight balance in supply and demand often results in new capacity additions. In most cases, incremental capacity comes in the form of large new plants or major expansions of existing facilities. As this new capacity comes on line, it often exceeds current demand growth and results in a decline in prices and margins.

     Following a period of strong demand growth and high utilization rates from 1994 to 1996, several major petrochemical producers announced new capacity increases in 1997 and 1998, particularly in the Far East. At the time of this announced new capacity, there was a general slowdown in the economic growth rate in the Far East, prompting petrochemical customers to begin utilizing their available inventories and decrease purchases of additional product. As a result, our average styrene prices declined from fiscal 1997 through fiscal 1999, as the previously announced new capacity came on line at the same time that economic events in various Asian countries significantly reduced demand growth for styrene.

     During fiscal 2000, styrene prices and margins increased significantly from levels experienced in fiscal 1999. These improvements were driven by a combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. Styrene prices and margins peaked in April of 2000 at a published spot price of $0.48 per pound and decreased over the second half of 2000.

     During fiscal 2001, U.S. and world economies experienced a general slowdown which has negatively impacted demand for most petrochemicals. Raw material and energy costs spiked upward during the first half of fiscal 2001, increasing significantly from the prior year, primarily due to the sharp increase in natural gas prices. As a result, U.S. Gulf Coast petrochemicals producers experienced significant margin erosion in most of their products. Due to these conditions, many U.S. Gulf Coast petrochemicals producers, including us, reduced production levels. During the second half of fiscal 2001, raw material and energy costs began to moderate, although demand has remained weak due to the continued economic slowdown. Reported styrene spot prices averaged from $0.17 to $0.19 per pound during September 2001. We cannot predict future increases or decreases in styrene prices and margins.

     Acrylonitrile. Current global acrylonitrile capacity is approximately 13 billion pounds per year. The acrylonitrile market exhibits similar characteristics to those of styrene regarding capacity utilization, selling prices and profit margins. Moreover, as a high percentage of our acrylonitrile sales are made in the export market, demand for our acrylonitrile is significantly influenced by export customers, particularly those that supply acrylic fibers to customers in China. During 1995, strong demand for acrylic fibers and ABS resins, particularly in China, increased demand for acrylonitrile, resulting in high prices and margins. High utilization rates and prices prompted many major producers to announce new capacity increases and approximately two billion pounds of capacity increases came on line between 1996 and 1998. As new acrylonitrile capacity in the United States and Asia came on line, demand growth in Asian markets weakened, causing acrylonitrile prices and margins to decrease significantly from 1996 through 1999. Beginning in early fiscal 2000, acrylonitrile prices increased significantly due to improved market demand, operating problems experienced at several of our competitors and generally low inventory levels. Due to the general slowdown of U.S. and world economies, along with higher raw material and energy costs, acrylonitrile prices and margins weakened significantly in fiscal 2001. As a result, we rescheduled maintenance turnaround work at our Texas City acrylonitrile facility, performing this work during the second quarter of fiscal 2001 rather than later in the year. The adverse economic conditions that made it commercially impracticable to operate our acrylonitrile and other nitriles production units, and that served as the basis for our decision to advance the timing of the turnaround, persisted beyond the completion of this maintenance turnaround work. Consequently, we elected to postpone restarting our acrylonitrile facilities and other nitriles production units until it is commercially practicable to operate these facilities. Our other nitriles production units include the sodium cyanide, TBA and DSIDA production units, all of which are dependent on the acrylonitrile facilities for feedstocks. Our conversion agreement with Flexsys America L.P. ("Flexsys") for the production of TBA terminates as of December 31, 2001. We are currently evaluating our options related to TBA production following the termination of this contract.

     Acetic Acid. Current North American acetic acid capacity is approximately 6 billion pounds per year. Several capacity additions occurred in 1998 and 1999, including an expansion of our acetic acid unit in Texas City from 800 million pounds of rated annual production capacity to one billion pounds. In addition, in late 2000, BP Chemicals Inc. ("BP Chemicals") and Celanese AG began operating 880 million-pound and 1,100 million-pound acetic acid production units in Malaysia and Singapore, respectively. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing about 50% of total demand.

     Plasticizers. Our rated plasticizers capacity is 280 million pounds per year. We have an agreement with BASF Corporation ("BASF") pursuant to which we sell all of our plasticizers production to BASF through 2007. Our plasticizers are produced from linear alpha olefins (an ethylene-based technology), while many of our competitors use propylene-based technology. Our plasticizers typically receive a premium over certain propylene-based products due to their performance enhancing properties. However, the financial performance of our business can be affected by the cost of underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products.

     Acrylic Fibers. On March 8, 2001, we announced our decision to withdraw from the traditional commodity textile business and, thereafter, significantly reduced our operations and staffing at our acrylic fibers plant in Santa Rosa, Florida. The decision came after our rationalization and cost reduction programs failed to return this business to profitable levels. We made this reduction due to extremely difficult operating conditions now facing the domestic acrylic textile industry, including conditions caused by the importation of finished goods by offshore producers and higher domestic energy and raw materials costs. We continue to produce our specialty and technical fibers products at this facility, and are examining strategic alternatives with respect to this business. We are also examining alternative uses of the portions of the plant idled by this reduction.

  PULP CHEMICALS

     Sodium Chlorate. Historically, sodium chlorate has also experienced cycles in capacity utilization, selling prices and profit margins, although not to the extremes seen in the petrochemicals markets. Since 1990, North American demand for sodium chlorate has grown at an average annual rate of approximately 7% as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine in bleaching applications. Substitution of chlorine dioxide for elemental chlorine is driven primarily by environmental concerns. Chlorine dioxide is produced from sodium chlorate, which is one of our primary pulp chemicals products. Under the United States Environmental Protection Agency's "Cluster Rules," effective April 2001, elemental chlorine cannot be used in bleaching applications, which has resulted in increased substitution of chlorine dioxide for elemental chlorine by the North American pulp and paper industry.

     In 1999, demand for sodium chlorate did not increase at historical rates due to weak market conditions and lower operating rates in the pulp and paper industry. In addition, new sodium chlorate production capacity was added while implementation of the Cluster Rules was delayed. However, during fiscal 2000 and 2001, average sodium chlorate prices increased due to increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills. The industry average market price (as reported by Chemical Week Associates) increased by approximately 6% from fiscal 1999 to fiscal 2000 and increased approximately 10% from fiscal 2000 to fiscal 2001. We and two other companies collectively account for more than 65% of North American sodium chlorate production capacity.

PRODUCT SUMMARY

     The following table summarizes our principal products, including our capacity, primary end uses, raw materials and major competitors for each product. "Capacity" represents rated annual production capacity at September 30, 2001, which is calculated by estimating the number of days in a typical year a production facility is capable of operating after allowing for downtime for regular maintenance and multiplying that number by an amount equal to the facility's optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect whether the facility is presently operating at capacity.

STERLING PRODUCT
(CAPACITY)             INTERMEDIATE PRODUCTS   PRIMARY END PRODUCTS        RAW MATERIALS         MAJOR COMPETITORS
----------------       ---------------------   --------------------        -------------         -----------------
PETROCHEMICALS         Polystyrene, ABS/SAN    Building products,      Ethylene and benzene    Dow Chemical Company,
Styrene                resins, styrene         boat and automotive                             Lyondell Chemical
(1.7 billion pounds    butadiene latex and     components,                                     Company, BP Chemicals
per year)              unsaturated polyester   disposable cups and                             Inc., Chevron
                       resins                  trays, packaging and                            Chemical Company,
                                               containers,                                     Shell Chemicals,
                                               housewares, tires,                              Inc., Cos- Mar (a
                                               audio and video                                 joint venture of
                                               cassettes, luggage,                             General Electric
                                               children's toys,                                Company and FINA
                                               paper coating,                                  Inc.) and Nova
                                               appliance parts and                             Corporation
                                               carpet backing
Acrylonitrile          Acrylic fibers and      Apparel, furnishings,   Ammonia and propylene   BP Chemicals Inc.,
(740 million pounds    ABS/SAN resins          upholstery, household                           Cytec Industries
per year)                                      appliances, carpets                             Inc., E.I. du Pont de
                                               and plastics for                                Nemours and Company,
                                               automotive parts                                Asahi Chemical
                                               using ABS and SAN                               Industry Company,
                                               polymers                                        Ltd., EC Ammonia and
                                                                                               Erdoelchemie GmbH,
                                                                                               and Solutia Inc.
Acrylic Fibers         NA                      Apparel, fleece,        Acrylonitrile, vinyl    Solutia, Inc., Cydsa,
(150 million pounds                            hosiery, sweaters,      acetate, sodium         S.A. de C.V. and
per year)                                      pile fabrics, outdoor   thiocyanate, sodium     Bayer AG
                                               furniture, friction     bisulfate and finish
                                               materials, gaskets,     oil
                                               specialty papers and
                                               non-wovens
Acetic Acid            Vinyl acetate,          Adhesives, PET          Methanol and carbon     Celanese AG, Eastman
(1 billion pounds per  terephthalic acid,      bottles, fibers and     monoxide                Chemical Company and
year)                  and acetate solvents    surface coatings                                Millennium Chemicals
                                                                                               Inc.
Methanol               Acetic acid, MTBE and   Adhesives, surface      Natural gas, steam      Methanex Corporation,
(150 million gallons   formaldehyde            coatings, gasoline      and carbon dioxide      Lyondell Methanol
per year)                                      oxygenate and octane                            Company, L.P.,
                                               enhancer and plywood                            Celanese AG and Terra
                                               adhesives                                       Industries
Plasticizers           Polyvinyl chloride      Flexible plastics,      Alpha-olefins, carbon   ExxonMobil
(280 million pounds    (PVC)                   such as shower          monoxide, hydrogen,     Corporation, Sunoco
per year)                                      curtains and liners,    and orthoxylene         Chemicals and Eastman
                                               floor coverings,                                Chemical Company
                                               cable insulation,
                                               upholstery and
                                               plastic molding
TBA                    NA                      Pesticides, solvents,   Isobutylene, sulfuric   BASF Corporation and
(21 million pounds                             pharmaceuticals and     acid, caustic soda      Nitto Chemical
per year)                                      synthetic rubber        and hydrogen cyanide    Industry Co., Ltd.

STERLING PRODUCT
(CAPACITY)             INTERMEDIATE PRODUCTS   PRIMARY END PRODUCTS        RAW MATERIALS         MAJOR COMPETITORS
----------------       ---------------------   --------------------        -------------         -----------------
DSIDA                  NA                      Herbicide               Caustic soda and        Solutia, Inc.
(80 million pounds                                                     hydrogen cyanide
per year)
Sodium Cyanide         NA                      Electroplating and      Caustic soda and        Degussa-Huls and FMC
(85 million pounds                             precious metals         hydrogen cyanide        Corporation
per year)                                      recovery

PULP CHEMICALS         Chlorine dioxide        Bleaching agent for     Electricity, salt and   Akzo Nobel, N.V.,
Sodium Chlorate                                wood pulp production;   water                   Nexen Inc., Kerr-
(500,000 tons per                              downstream products                             McGee Corporation and
year)                                          include high quality                            Finnish Chemicals
                                               office and coated                               North America
                                               papers
Chlorine Dioxide       NA                      Chlorine dioxide for    NA                      Akzo Nobel, N.V.
Generators                                     use in the bleaching
                                               of wood pulp
Sodium Chlorite        Chlorine dioxide        Antimicrobial agent     Sodium chlorate and     Vulcan Chemicals
(3,500 tons per year)                          for municipal water     hydrochloric acid
                                               treatment and
                                               disinfectant for
                                               fresh produce
Chlor Alkali           NA                      Bleaching and           Electricity, salt and   Occidental Chemical
                                               digesting agent for     water                   Company and Dow
                                               pulp and paper,                                 Chemical Company
                                               widely used in
                                               potable water and
                                               wastewater treatment
                                               programs and in
                                               swimming pools
Calcium Hypochlorite   NA                      Sanitizing agent to     Lime, water, caustic    Olin Corporation and
(9,000 metric tons                             control bacteria and    soda, and chlorine      PPG Industries
per year)                                      algae in swimming
                                               pools

PRODUCTS

  PETROCHEMICALS

     Styrene. We have the fourth largest production capacity for styrene in North America. Our styrene unit, located at our Texas City facility, is one of the largest in the world and has a rated annual production capacity of approximately 1.7 billion pounds, which represents approximately 11% of total North American capacity. We sold approximately 26% of our styrene sales volumes pursuant to conversion and other long-term agreements during fiscal 2001. Approximately 44% of our styrene sales volumes were exported in fiscal 2001, principally to Asia and Mexico.

     Acrylonitrile. We have the third largest production capacity for acrylonitrile in North America. Our acrylonitrile unit, located at our Texas City facility, has a rated annual production capacity of approximately 740 million pounds, which represents approximately 19% of total North American capacity. As stated previously, our acrylonitrile unit has not operated since the second quarter of fiscal 2001 due to adverse economic conditions. We sold approximately 83% of our acrylonitrile sales volumes pursuant to conversion and other long-term agreements during fiscal 2001. Approximately 72% of our acrylonitrile production in fiscal 2001 was exported. All of our acrylonitrile sold in Asia and South America is sold through ANEXCO, LLC, our joint venture with BP Chemicals. During fiscal 2001, we used a portion of our hydrogen cyanide, a by-product of acrylonitrile manufacturing, as a raw material for the production of TBA, DSIDA and sodium cyanide and burned the rest as fuel.

     Acetic Acid. We have the second largest production capacity for acetic acid in North America. Our acetic acid unit, located at our Texas City facility, has a rated annual production capacity of approximately one billion pounds, which represents approximately 17% of total North American capacity. All of our acetic acid production is sold to BP Chemicals pursuant to a long-term contract that expires in 2016.

     Methanol. We own a methanol unit at our Texas City facility with a rated annual production capacity of approximately 150 million gallons. On June 29, 2000, we, in conjunction with BP Chemicals, announced a multi-year contract with Methanex Corporation ("Methanex") for the purchase of our respective methanol requirements from Methanex. At that time, we granted Methanex exclusive rights to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to discontinue production at our methanol plant on July 1, 2000, and provide our methanol requirements with methanol produced in countries that have a significant advantage in the cost of natural gas, the primary raw material in the production of methanol. However, Methanex may elect to restart our methanol facility at any time, subject to notice requirements and the payment of related expenses.

     Plasticizers. We produce plasticizers at our Texas City facility for BASF Corporation. Under our long-term agreement with BASF, which expires in 2007, we sell all of our plasticizers production to BASF. Our rated annual production capacity of plasticizers is approximately 280 million pounds.

     TBA. Our rated annual production capacity for TBA is approximately 21 million pounds. In fiscal 2001, we used a portion of our hydrogen cyanide by-product from our Texas City acrylonitrile facility to produce TBA, which we sold to Flexsys pursuant to a conversion agreement. In December 1999, Flexsys notified us of their intention to terminate the contract as of December 31, 2001. We are currently evaluating our options related to TBA production following the termination of this contract. Since the second quarter of fiscal 2001, the TBA unit has not operated due to the continued shutdown of our acrylonitrile unit.

     Sodium Cyanide. Pursuant to a long-term arrangement, we operate a sodium cyanide unit at our Texas City facility which is owned by E. I. du Pont de Nemours and Company ("DuPont"). This sodium cyanide unit uses hydrogen cyanide by-product from our Texas City acrylonitrile facility as a raw material. The rated annual production capacity of this unit is approximately 85 million pounds. Since the second quarter of fiscal 2001, the sodium cyanide unit has not operated due to the continued shutdown of our acrylonitrile unit.

     DSIDA. Near the end of the first quarter of fiscal 2001, we began operating a DSIDA plant at our Texas City facility that is owned by Monsanto Company ("Monsanto"). DSIDA is an essential intermediate in the production of Monsanto's Roundup(R), a glyphosate based herbicide. Under long-term arrangements with Monsanto, we operate the DSIDA plant on behalf of Monsanto and supply hydrogen cyanide by-product from our Texas City acrylonitrile facility as a raw material. The rated annual production capacity of the DSIDA plant is 80 million pounds. Since the second quarter of fiscal 2001, the DSIDA unit has not operated due to the continued shutdown of our acrylonitrile unit.

     Acrylic Fibers. On March 8, 2001, we announced our decision to withdraw from the traditional commodity textile business and, thereafter, significantly reduced our operations and staffing at our acrylics fiber plant in Santa Rosa, Florida. We continue to produce specialty textile fibers and technical fibers at this facility. Specialty textile fibers are targeted for specific applications or end uses and typically have higher margins than regular textile fibers. Technical fibers are specially engineered for industrial, non-textile uses such as brake linings and typically have higher margins than textile fibers.

  PULP CHEMICALS

     Sodium Chlorate. We are the second largest producer of sodium chlorate in North America. Our six sodium chlorate facilities have an aggregate rated annual production capacity of approximately 500,000 tons, which represents approximately 23% of total North American capacity.

     Chlorine Dioxide Generators. Through our ERCO Systems Group ("ERCO"), we are the largest worldwide supplier of patented technology for generators that certain pulp mills use to convert sodium chlorate into chlorine dioxide. Each mill that uses chlorine dioxide requires at least one generator. We receive revenue when a generator is sold to a mill and also receive royalties from the mill after start-up, generally over a ten-year period, based on the amount of chlorine dioxide produced by the generator. We have supplied approximately two-thirds of all existing modern pulp mill generators worldwide.

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

     Sodium Chlorite. We have a rated annual production capacity of sodium chlorite of approximately 3,500 tons, with a second plant to be added to supply the increased demand for chlorine dioxide as a primary disinfectant for municipal drinking water.

     For historical information presented on a segmented basis for our petrochemicals business and pulp chemicals business, see Note 9 of the Notes to Consolidated Financial Statements included in this Form 10-K.

SALES AND MARKETING

     We sell our petrochemicals products pursuant to:

     - multi-year contracts;

     - conversion agreements; and

     - spot transactions in both the domestic and export markets.

     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide, methanol and DSIDA, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. These agreements are intended to:

     - optimize capacity utilization rates;

     - lower our selling, general and administrative expenses;

     - reduce our working capital requirements; and

     - insulate our operations, to some extent, from the effects of declining markets and changes in raw materials prices.

     We compete on the basis of product price, quality and deliverability.

     Prices for our petrochemicals products are determined by global market factors that are largely beyond our control and, except with respect to a number of our multi-year contracts, we generally sell these products at prevailing market prices.

     Some of our multi-year contracts for our petrochemicals products are structured as conversion agreements, pursuant to which the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit depending on the existing market conditions for the product. These conversion agreements are intended to help us maintain lower levels of working capital and, in some cases, gain access to certain improvements in manufacturing process technology. Our conversion agreements are designed to insulate us to some extent from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements. The balance of our petrochemicals products are sold by our direct sales force or through ANEXCO, LLC, our marketing joint venture with BP Chemicals.

     Our acrylic fibers facility currently markets products in North America through our internal sales staff and to international customers through non-affiliated agents. Acrylic fibers are priced based upon market conditions, which include, but are not limited to, raw materials costs, prices of competing and alternative products and type of end use.

     We sell sodium chlorate primarily in Canada and the United States, generally under one to five-year supply contracts, most of which provide for minimum and maximum volumes or a percentage of requirements at market prices. In addition, some of our sodium chlorate sales contracts contain certain "meet or release" pricing clauses and restrictions on the amount and timing of future price increases. However, the percentage of our sales subject to these clauses is decreasing over time as these contracts expire or otherwise terminate.

     We market chlorine dioxide generators worldwide to the pulp and paper industry, providing licenses for technology and making sales of the requisite equipment. In addition to being paid for the technology and equipment, we receive royalties based on the amount of chlorine dioxide produced by the generator, generally over a ten-year period.

     For information regarding our export sales and domestic and foreign operations, see Note 9 of the Notes to Consolidated Financial Statements included in this Form 10-K.

CONTRACTS

     Our key multi-year contracts, which collectively accounted for 18% of our fiscal 2001 revenues, are described below. BP Chemicals accounted for approximately 12%, 11% and 10% of our revenues in fiscal 2001, 2000 and 1999, respectively. No other single customer accounted for more than 10% of our revenues in the last three fiscal years.

     All of the Debtors' contracts and agreements continue in effect in accordance with their terms notwithstanding our Chapter 11 filings, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provides the Debtors with the opportunity at any time prior to emergence from bankruptcy to reject any contracts or agreements that are burdensome or to assume any contracts or agreements that are favorable or otherwise necessary to their business operations. The Debtors are currently evaluating all of their contracts to determine whether those contracts should be rejected or assumed.

  ACRYLONITRILE-BP CHEMICALS

     In 1988, we entered into a long-term production agreement with BP Chemicals under which BP Chemicals contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at our Texas City acrylonitrile facility. Under this agreement, BP Chemicals has the option to take up to approximately one-sixth of our total acrylonitrile capacity. BP Chemicals furnishes the necessary raw materials, pays us a conversion fee for the amount of acrylonitrile it takes and reimburses us for a portion of the fixed costs related to acrylonitrile production at our Texas City facility. To protect BP Chemicals in the event we default under the production agreement, BP Chemicals has a first priority security interest in the third reactor and related equipment and in the first acrylonitrile produced in our three reactor units to the extent BP Chemicals is entitled to purchase acrylonitrile under this production agreement. This agreement was amended and restated during April of 1998 to, among other things, encourage increased manufacturing and technical cooperation. During fiscal 2001, we delivered approximately 15% of our acrylonitrile production to BP Chemicals pursuant to this agreement.

     We have incorporated certain BP Chemicals technological improvements into two of our acrylonitrile reactors under a separate license agreement. We have the right to incorporate these and any future improvements into our remaining acrylonitrile reactor.

     In order to enhance the marketing of our acrylonitrile, we and BP Chemicals formed ANEXCO, LLC, an exclusive 50/50 joint venture to market acrylonitrile in Asia and South America. During fiscal 2001, we sold approximately 60% of our acrylonitrile production through ANEXCO, LLC.

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

     On June 29, 2000, we, in conjunction with BP Chemicals, announced a multi-year contract with Methanex for the purchase of our respective methanol requirements from Methanex. At that time, we granted Methanex exclusive rights to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to discontinue production at our methanol plant on July 1, 2000, and provide our methanol requirements with methanol produced in countries that have a significant advantage in the cost of natural gas, the primary raw material in the production of methanol. However, Methanex may elect to restart our methanol facility at any time, subject to notice requirements and the payment of related expenses. The initial term of these arrangements expires December 31, 2003, with automatic annual renewals thereafter unless we or Methanex elect to terminate these arrangements.

  PLASTICIZERS-BASF

     Since 1986, we have sold all of our plasticizers production to BASF pursuant to a product sales agreement that has previously been amended and expires at the end of 2007. BASF provides us with some of the required raw materials and markets the plasticizers we produce. BASF is obligated to make certain quarterly payments to us and to reimburse us monthly for actual production costs. In addition, we share in the profits and losses realized by BASF in connection with the plasticizers we produce.

RAW MATERIALS FOR PRODUCTS AND ENERGY RESOURCES

     For most of our products, the cost of raw materials and energy resources, including utilities in the case of pulp chemicals, is far greater than all other production costs combined. Thus, an adequate supply of raw materials and utilities at reasonable prices and on acceptable terms is critical to the success of our business. Most of the raw materials we use are global commodities which are made by a large number of producers. Prices for many of these raw materials are subject to wide fluctuations for a variety of reasons beyond our control. Although we believe that we will continue to be able to secure adequate supplies of our raw materials and energy, there can be no assurance that we will be able to do so at acceptable prices or payment terms. See "Certain Known Events, Trends, Uncertainties and Risk Factors."

  PETROCHEMICALS

     Styrene. We manufacture styrene by converting ethylene and benzene into ethylbenzene, which we then process into styrene. Ethylene and benzene are both commodity petrochemicals. Prices for each can fluctuate widely due to significant changes in the availability of these products. We have multi-year arrangements with several major ethylene and benzene suppliers that provide a significant percentage of our estimated requirements for purchased ethylene and benzene at generally prevailing and competitive market prices. Our conversion agreements require that the other parties to these agreements furnish us with the ethylene or benzene necessary to fulfill our conversion obligations. Approximately 17% of our fiscal 2001 benzene requirements and approximately 23% of our fiscal 2001 ethylene requirements were furnished by customers pursuant to conversion arrangements. If various customers for whom we now manufacture styrene under conversion agreements were to cease furnishing their own raw materials, our requirements for purchased benzene and ethylene could significantly increase.

     Acrylonitrile. We produce acrylonitrile by reacting propylene and ammonia. Propylene and ammonia are both commodity chemicals and the price for each can fluctuate widely due to significant changes in the availability of these products. The propylene or ammonia needed for the acrylonitrile we produce under conversion agreements is furnished to us by our customers. We purchase the rest of the propylene and ammonia we need for acrylonitrile production. Approximately 23% of our fiscal 2001 propylene requirements and approximately 15% of our fiscal 2001 ammonia requirements were furnished by customers pursuant to conversion agreements. If various customers for whom we now manufacture acrylonitrile under conversion agreements were to cease furnishing their own raw materials and seek only to purchase acrylonitrile from us without supplying their own raw materials, our requirements for purchased propylene and ammonia could significantly increase.

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

     DSIDA. DSIDA is manufactured from hydrogen cyanide and caustic soda. We use hydrogen cyanide provided as a by-product of our acrylonitrile manufacturing process and we supply the caustic soda.

     Sodium Cyanide. Sodium cyanide is manufactured from hydrogen cyanide and caustic soda. We use hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process and DuPont supplies the caustic soda under our long-term conversion agreement.

     Acrylic Fibers. Acrylonitrile is the most significant raw material used in the production of acrylic fibers, representing approximately 50% of the total cash cost of production. Pursuant to our supply agreement with Cytec Industries, Inc. ("Cytec"), which we assumed in connection with our purchase of the acrylic fibers facility from Cytec, our acrylic fibers facility was required to purchase all of its acrylonitrile requirements from Cytec until February 28, 2002. However, on May 3, 2001, Cytec discontinued supplying acrylonitrile to our acrylic fibers facility and, since that time, we have either purchased the acrylonitrile from outside sources, or supplied the acrylonitrile from existing inventory at our Texas City facility.

  PULP CHEMICALS

     Sodium Chlorate. Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride. The primary raw materials for the production of sodium chlorate are electricity, salt and water. Of these, electric power typically represents approximately 65% of the variable cost of production. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. Electric power is purchased by each of our pulp chemicals facilities pursuant to contracts with local electric utilities. On average, we believe that our electrical power costs at our pulp chemical facilities are competitive with other producers in the areas in which we operate. The current trend towards deregulation of electric power makes our future cost for electric power uncertain in the short term. We purchase most of the sodium chloride that we use in the manufacture of sodium chlorate under requirements contracts with major suppliers.

  SODIUM CHLORITE

     Sodium chlorite is manufactured from sodium chlorate, which is converted to chlorine dioxide and then converted to sodium chlorite. Consequently, the same factors which impact sodium chlorate costs, primarily power costs, impact sodium chlorite.

TECHNOLOGY AND LICENSING

  PETROCHEMICALS

     In 1986, Monsanto granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto's technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition of our Texas City facility from Monsanto. We use these licenses in the production of styrene, acrylonitrile, methanol, TBA, acetic acid and plasticizers. During 1991, BP Chemicals Ltd. ("BPCL") purchased the acetic acid technology from Monsanto, subject to existing licenses.

     Under an Acetic Acid Technology Agreement with BP Chemicals and BPCL, BPCL granted us a non-exclusive, irrevocable and perpetual right and license to use acetic acid technology owned by BPCL and some of its affiliates at our Texas City facility, including any new acetic technology developed by BPCL at its acetic acid facilities in England during the term of such agreement or pursuant to the research and development program provided by BPCL under the terms of such agreement.

     BPCL has also granted us a non-exclusive, irrevocable and perpetual royalty-free license to use its acrylonitrile technology at our Texas City facility as part of the 1988 acrylonitrile expansion project. This license automatically terminates upon the termination of our acrylonitrile production agreement with BP Chemicals. We have agreed with BPCL to cross-license any technology or improvements relating to the manufacture of acrylonitrile at our Texas City facility.

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

  PULP CHEMICALS

     We produce sodium chlorate using state-of-the-art metal cell technology. Our principal technology business is the design, sale and technical service of custom-built patented chlorine dioxide generators. ERCO is involved in the technical support of our sales and marketing group through joint calling efforts which define the scope of a project, as well as producing technical schedules and cost estimates.

     We perform detailed design of chlorine dioxide generators, which are then fabricated by contractors. Plant installation, instrumentation testing and generator start-up are supervised by our joint engineering/technical service team. Our pulp chemicals research and development activities are carried out at our Toronto, Ontario laboratories. Activities include the development of new or improved chlorine dioxide generation processes and research into new technologies focusing on electrochemical and membrane technology related to chlorine dioxide, including improvement of quality and reduction of quantity of pulp mill effluents and treatment of municipal water supplies.

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

     Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, export and domestic markets can be affected significantly by import laws and regulations. During 2001, our export sales were approximately 24% of our total revenues. It is not possible to predict accurately how changes in raw material costs, market conditions, developments in our Chapter 11 proceedings or other factors will affect future sales volumes, prices and margins for our products.

ENVIRONMENTAL MATTERS

  GENERAL

     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacture, handling, processing, distribution and use of our chemical products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment.

     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. We continue to participate in Responsible Care(R) initiatives as a part of our membership in several trade groups which are partner associations in the American Chemistry Council in the United States and the Canadian Chemical Producers Association in Canada. Notwithstanding our efforts and beliefs, a business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance with all applicable environmental and health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees and the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

     Our operating expenditures for environmental matters, mostly waste management and compliance, were approximately $34 million for fiscal 2001 and $31 million for fiscal 2000. We also spent approximately $2 million for environmentally related capital projects in fiscal 2001 and $1 million for these types of capital projects in fiscal 2000. In fiscal 2002, we anticipate spending approximately $1 million to $2 million for capital projects related to waste management and environmental compliance. There are no capital expenditures related to remediation of environmental conditions projected for fiscal 2002.

     In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental and health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred and may continue to incur liability for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities but can give no assurances that all potential liabilities arising out of our past or present operations have been identified or fully assessed or that the amount necessary to investigate and remediate such conditions will not be significant to us. It is our policy to make safety, environmental and replacement capital expenditures a priority in order to ensure adequate safety and compliance at all times. In the event we should not have available to us, at any time, liquidity sources sufficient to fund any of these expenditures, prudent business practice might require that we cease operations at the affected facility to avoid exposing our employees and contract workers, the surrounding community and the environment to potential harm.

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

     Claims for environmental liabilities arising prior to our Chapter 11 filings will be addressed in the Chapter 11 cases. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. We will be obliged to comply with environmental requirements in the conduct of our business as a debtor-in-possession, including the potential obligation to conduct remedial actions at facilities we own or operate, regardless of when the contamination at those facilities occurred.

  PETROCHEMICALS

     Air emissions from our Texas City facility and our acrylic fibers facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide. The Texas Natural Resource Conservation Commission has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Our acrylic fibers facility is located in an area currently designated as being in attainment for ozone under the Clean Air Act. Our Texas City facility and our acrylic fibers facility are subject to the federal government's June 1997 National Ambient Air Quality Standards which lower the ozone and particulate matter threshold for attainment. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxide and particulate matter control costs, the amount and full impact of which cannot be determined at this time. In addition, in fiscal 2001, the Texas Natural Resource Conservation Commission enacted new regulations requiring significant reductions of nitrogen oxide which apply to our Texas City facility. The TNRCC is also expected to propose similar regulations requiring the reduction of particulate matter which will apply to our Texas City facility. The nitrogen oxide regulations covering the Houston/Galveston Area State Implementation Plan were approved by the United States Environmental Protection Agency on October 15, 2001. Under these regulations, we are required to reduce emissions of nitrogen oxide at our Texas City facility by up to approximately 90%, which we estimate would require Chemicals to make between $25 million and $30 million in capital improvements at our Texas City facilities. The majority of these capital expenditures would be expected in fiscal 2002 through 2005. Under our production agreements with BP Chemicals, we would be able to recover a small portion of these costs from BP Chemicals. We are currently evaluating several alternative methods of reducing nitrogen oxide emissions at our Texas City facility that would require less capital expenditures; however, we cannot give any assurances that any alternative methods will be available to us or that, even if available, these alternative methods would reduce the amount of capital expenditures required to be made by a meaningful amount. In addition to reducing nitrogen oxide emissions, some of these expenditures could result in a reduction in operating costs, however, there can be no assurances that we will be able to reduce our operating costs. We are also evaluating the potential impact of a settlement agreement between TNRCC and an industry group, the Business

Coalition for Clean Air which could result in modification of the ozone reduction requirements, including possible reductions in permissible levels of emissions of volatile organic compounds (total or reactive), and a possible reduction of the nitrogen oxide reduction target from 90% to 70%. Due to the undefined nature and uncertainty of these potential changes, it is impossible to predict the impact of these regulations and changes on our business or financial condition.

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

     On June 11, 2001, we received a notice from the U.S. Department of Justice, Environment and Natural Resources Division, in which the Department alleged that on April 1, 1998 an ethylbenzene release at our Texas City facility violated the general duty clause of the Clean Air Act and invited us to engage in settlement discussion with respect to the matter. Although we believe that the April 1, 1998 ethylbenzene release did not constitute a violation of the general duty clause of the Clean Air Act, we have engaged in discussions with the Department in an attempt to settle the matter on a consensual basis. However, any alleged liability would constitute a pre-petition claim and any settlement would require approval by the Bankruptcy Court. We do not believe that this matter will have a material adverse effect on our business, financial position, results of operations or cash flow, although we cannot give any assurances to that effect.

     A settlement agreement entered into by the Environmental Protection Agency, the Florida Department of Environmental Protection and an environmental group potentially applies to our acrylic fibers facility. This settlement agreement imposes a no-migration standard for injection wells in underground drinking water zones without regard to actual risk considerations. We and several similarly situated companies have been contesting this settlement. An April 1999 ruling by the United States Court of Appeals for the 11th Circuit may reduce the likelihood that the no-migration rule is enforceable, although we can give you no assurances in that regard. In the event that the no-migration rule becomes enforceable, we may incur material costs in redesigning our wastewater handling systems. However, in September 2000, the Florida Department of Environmental Protection awarded us a five-year permit to operate the deepwell injection facilities at our acrylic fibers facilities. Under this permit, we were granted an "injection into an aquifer" exemption, subject to monitoring of groundwater. As a result, during the life of this permit, we would not be subject to this no-migration rule even if it became enforceable, assuming that this permit is not revised in any material way.

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

     Conversely, a significant ban on all chlorine containing compounds could have a materially adverse effect on us. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation. In April of 2001, a new government came into power in British Columbia. This new administration is aware of the issues surrounding this regulation and has agreed to negotiate amendments to the regulation. We are working through the Alliance for Environmental Technology and the Canadian Chemical Producers' Association to provide information to the British Columbia Ministry of Environment to assist with these negotiations.

     We acquired four of our Canadian pulp chemicals facilities from Tenneco Canada, Inc. in 1992 and our Saskatoon facility from Weyerhauser Canada Ltd. in 1997. Groundwater data obtained during the acquisition of the Tenneco facilities indicated elevated concentrations of certain chemicals in the soil and groundwater.

Prior to completion of that acquisition, we conducted a focused baseline sampling of groundwater conditions beneath the facilities and confirmed that previous data. We have addressed or are addressing elevated soil or groundwater concentrations of chemicals that we have encountered from time to time at the facilities we acquired from Tenneco. We also reviewed air emissions sources during the acquisition of these facilities and considered all available dustfall and vegetation stress studies. This review indicated emission excursion episodes at specific locations in the scrubber systems at the Thunder Bay, Buckingham and Vancouver facilities. The conditions at these three sites have been addressed and satisfactorily resolved. We believe that all of the facilities we acquired from Tenneco are otherwise in compliance in all material respects with all permit requirements under applicable provincial law. At our Saskatoon facility, remediation plans regarding ground water contamination from prior operations are under negotiation. Weyerhauser Canada Ltd. and Crown Investments Corporation, who previously owned the facility, along with the Saskatchewan Environmental Resource Ministry and ourselves, are participants in the negotiations. Currently, our role is to coordinate the activities and the prior owners are expected to fund the remediation costs.

EMPLOYEES

     As of September 30, 2001, we had approximately 923 employees, including approximately 539 assigned to our petrochemicals operations and approximately 384 assigned to our pulp chemicals operations. Approximately 42% of our employees are covered by union agreements. The primary union agreement at our Texas City facility is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas, which covers all hourly employees at our Texas City facility. This agreement was renegotiated as of December 28, 1998 and will expire on May 1, 2002. The agreement continues to be in effect notwithstanding our Chapter 11 filing. Under the Bankruptcy Code, the agreement may be assumed or rejected, but any rejection would require that we comply with the special provisions of the Bankruptcy Code related to collective bargaining agreements. We do not currently intend to reject the agreement prior to its expiration date and expect to negotiate with the union concerning the terms of a new agreement to take effect after the expiration date.

     Approximately 76% of our employees at our Vancouver facility are represented by the Pulp, Paper and Woodworkers Union. The Vancouver labor agreement was renegotiated in November 2000 and is subject to further renegotiations in November of 2003. Employees at our Buckingham facility are represented by either the Communications, Energy and Paperworkers Union or an office and professional workers union. Both Buckingham labor agreements were renegotiated in November of 1999 and are subject to renegotiation in November 2002. Approximately 77% of the employees at our Saskatoon facility are represented by the Communications, Energy and Paperworkers of Canada. Our collective bargaining agreement with this union was renegotiated on June 25, 2001 and is subject to further renegotiation in September 2004. The union agreements relating to our Vancouver, Buckingham and Saskatoon facilities, to which certain of our non-debtor Canadian subsidiaries are parties, are not affected by our Chapter 11 filings. Although we believe our relationship with our employees is generally good, a strike by one or more of the unions representing our employees could have a material adverse effect on our business.

INSURANCE

     We maintain full replacement value insurance coverage for property damage to all of our facilities and business interruption insurance. Nevertheless, a significant interruption in the operation of one or more of our facilities could have a material adverse effect on our business. We also maintain other insurance coverages for various risks associated with our business. There can be no assurance that we will not incur losses beyond the limits of, or outside the coverage of, our insurance. From time to time various types of insurance for companies in the chemical industry have been very expensive or, in some cases, unavailable. As a result of the September 11, 2001 terrorist attacks, many insurers have placed their respective insureds, including us, on notice that acts of terrorism will be excluded from coverage after December 31, 2001. There can be no assurance that in the future we will be able to maintain our existing coverage or that premiums will not increase substantially.

ITEM 2.  PROPERTIES

     Our petrochemicals facility is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. We have facilities to load our products in trucks, railcars, barges and ocean-going vessels for shipment to customers. The site offers room for future expansion and includes a greenbelt around the northern edge of the plant site. We own or lease all of the real property which comprises our Texas City facility and all of the equipment and facilities located there, other than the sodium cyanide unit which is owned by DuPont, a cogeneration facility owned by a joint venture between us and Praxair Energy Resources, Inc., the partial oxidation unit which is owned by Praxair Hydrogen Supply, Inc. and the DSIDA plant which is owned by Monsanto. We also own storage facilities, approximately 197 rail cars and an acetic acid barge in connection with our petrochemicals business.

     Our acrylic fibers facility is located on 1,100 acres near Pensacola in Santa Rosa County, Florida. We own all of the real property on which our acrylic fibers facility is situated and own or lease all of the facilities and equipment located there. In July 1999, we entered into an agreement for the construction of a cogeneration facility at our acrylic fibers facility that will be owned by Santa Rosa Energy, U.S.

     Our pulp chemicals business includes five manufacturing facilities in Canada and our Valdosta, Georgia facility. We own the property on which our Buckingham, Quebec and Vancouver, British Columbia manufacturing facilities are located, with each site comprising approximately 20 acres. We also own the property on which our Saskatoon manufacturing facility is located, which consists of approximately 270 acres. We lease the property for our Thunder Bay, Ontario and Grande Prairie, Alberta manufacturing facilities. Our Valdosta facility was constructed in conjunction with and is leased from the Valdosta-Lowndes County Industrial Authority. We also lease approximately 638 rail cars in connection with our pulp chemicals business. Headquarters for our pulp chemicals operations are located in Toronto, Ontario in an office building that we lease.

     We lease our principal executive offices, located at 1200 Smith Street, Suite 1900 in Houston, Texas.

     We believe our properties and equipment are sufficient to conduct our business.

ITEM 3.  LEGAL PROCEEDINGS

     As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. The automatic stay will not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. Claimants against the Debtors may assert their claims in the Chapter 11 cases by filing a timely proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization.

ETHYLBENZENE RELEASE

     On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at our Texas City facility. The released chemicals included ethylbenzene, benzene, polyethylbenzene and hydrochloric acid. We do not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities.

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

          4. Nettie Allen, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 00CV0304; In the 10th Judicial District Court of Galveston County, Texas.

          5. Ida Goldman, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 00CV0338; In the 56th Judicial District Court of Galveston County, Texas;

          6. Joe L. Kimble, et al. v. Sterling Chemicals, Inc., et al.; Cause No. 00CV0333; In the 56th Judicial District Court of Galveston, County, Texas; and

          7. Olivia Ellis v. Sterling Chemicals, Inc.; Cause No. JC7096; In Justice Court No. 5 of Galveston County, Texas.

The 7 lawsuits, and an additional 3 interventions, involve approximately 821 plaintiffs/intervenors who seek an unspecified amount for damages. We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. Unless otherwise ordered by the Bankruptcy Court, all of these claims and litigation are subject to the automatic stay and recoveries (if any) sought thereon from assets of the Debtors will be addressed in the Chapter 11 cases. To date, the Bankruptcy Court has lifted the automatic stay in the cases of Bobbie Adams, et al., James C. Allen, et al. and Nettie Allen, et al. for the sole purpose of allowing the plaintiffs to proceed against our liability insurance policies. Small cash settlements, to be funded by our liability insurance policies, have been negotiated with the plaintiffs in one of the interventions and in the cases of Ida Goldman, et al. and Joe L. Kimble, et al., have been approved by the Bankruptcy Court.

     On June 11, 2001, we received a notice from the U.S. Department of Justice, Environment and Natural Resources Division, in which the Department alleged that on April 1, 1998 an ethylbenzene release at our Texas City facility violated the general duty clause of the Clean Air Act and invited us to engage in settlement discussion with respect to the matter. Although we believe that the April 1, 1998 release did not constitute a violation of the general duty clause of the Clean Air Act, we have engaged in discussions with the Department in an attempt to settle the matter on a consensual basis. However, any alleged liability would constitute a pre-petition claim and any settlement would require approval by the Bankruptcy Court. We do not believe that this matter will have a material adverse effect on our business, financial position, results of operations or cash flow, although we cannot give any assurances to that effect.

OTHER CLAIMS

     We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Debtors will be required to be dealt with in the Chapter 11 cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Holdings' common stock, par value $.01 per share, although our common stock is traded on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "STXX.OB" The following table sets forth the high and low bid information of our common stock as reported on the OTC Electronic Bulletin Board for the fiscal years ended September 30, 2001 and 2000.

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
2001
  High.............................................  $2.125    $0.781    $ 0.51    $ 0.28
  Low..............................................  $0.375    $0.375    $ 0.25    $ 0.09
2000
  High.............................................  $ 5.75    $7.125    $ 6.25    $ 3.50
  Low..............................................  $ 3.50    $ 4.00    $2.625    $1.375

     As of December 3, 2001, there were approximately 560 record holders of Holdings' common stock.

     Holdings has not paid dividends on its common stock in any of the last three fiscal years and does not anticipate paying dividends in the foreseeable future. Any future payment of dividends will depend upon a variety of conditions, including the outcome of the Chapter 11 cases. Due to the Chapter 11 filings, none of the Debtors may pay dividends on their shares of common stock until after they emerge from bankruptcy. It is possible, however, that a plan of reorganization will result in the significant dilution or elimination of all equity interests in Holdings. The payment of dividends on Holdings' common stock is also restricted by the terms of the indenture governing Holdings' 13 1/2% Senior Secured Discount Notes due 2008 and the terms of both of Holdings' outstanding series of preferred stock. In addition, our subsidiaries (including Chemicals, Sterling Pulp and our Saskatoon subsidiary) are parties to various debt agreements that limit their ability to provide funds to us by way of dividends, distributions or advances.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes in Item 8 of this Form 10-K.

                                                       YEAR ENDED SEPTEMBER 30,
                                      ----------------------------------------------------------
                                        2001         2000        1999        1998       1997(1)
                                      ---------   ----------   ---------   ---------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
  Revenues..........................  $ 743,565   $1,096,451   $ 739,552   $ 842,990   $ 926,787
  Gross profit (loss)...............    (13,845)     140,891      38,158      77,267      85,522
  Net loss attributable to common
     stockholders(2)................   (223,868)     (89,960)   (112,712)    (48,579)    (28,965)
  Net cash provided by (used in)
     operating activities...........      8,281       48,133     (13,890)     45,884      47,314
  Net cash used in investing
     activities.....................    (16,892)     (28,797)    (25,957)    (26,622)   (196,351)
  Net cash provided by (used in)
     financing activities...........     17,264      (26,443)     43,274     (15,238)    151,610
  EBITDA(3).........................      6,695      159,474      54,134      88,753     107,318
PER SHARE DATA:
  Net loss per common share.........     (17.27)       (7.13)      (8.94)      (3.99)      (2.58)
  Cash dividends....................         --           --          --          --          --
BALANCE SHEET DATA (AT YEAR END):
  Working capital(4)................  $  71,775   $   83,505   $  91,399   $  91,910   $ 120,104
  Total assets......................    510,143      710,212     775,099     765,956     878,971
  Long-term debt (excluding current
     maturities)(5).................     61,084      961,570     964,555     873,616     876,281
  Redeemable preferred stock........     27,272       23,928      20,932      18,249      15,793
  Stockholders' equity (deficiency
     in assets).....................   (775,725)    (547,722)   (455,387)   (348,179)   (288,528)

---------------

(1) During fiscal 1997, we acquired our acrylic fibers facility and our Saskatoon facility.

(2) During fiscal 2001, approximately $7.1 million in pre-tax charges were recorded in connection with the withdrawal from the traditional commodity textile business of our acrylic fibers operations, which related to $2 million in severance payments and a write-down of finished goods and stores inventory to their net realizable value and $56.8 million of deferred tax expense was recorded to reflect a full valuation allowance on our U.S. deferred tax assets. During fiscal 2000, we recorded pre-tax charges of $2 million for costs associated with workforce reductions and a $60 million non-cash charge related to the write down of our acrylic fibers production assets. During fiscal 1999, we recorded pre-tax charges of $4 million for costs associated with workforce reductions, $6.8 million non-cash charge related to early retirement programs and benefit changes and a $26.4 million non-cash charge related to the write down of our methanol production assets. During fiscal 1998, we recorded a pre-tax charge of $6 million for costs associated with workforce reductions.

(3) EBITDA (earnings before interest, taxes, depreciation, amortization, stock appreciation rights ("SARs"), certain merger-related expenses, impairment of assets and certain non-cash charges related to an early retirement program and benefit changes) is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. It is not intended as an alternative measure of performance to net loss. Because EBITDA excludes some, but not all, items that affect net loss and may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies. Certain non-cash charges related to an early retirement program and benefit changes were $6.8 million for the year ended September 30, 1999. Non-cash charges related to the write-down of our production assets were $60 million for acrylic fibers in the fiscal year ended September 30, 2000 and $26.4 million for methanol in the fiscal year ended September 30, 1999.

(4) Working capital at September 30, 2001 excludes pre-petition liabilities subject to companies -- see Note 3 of the Notes to Holdings Consolidated Financial Statements included in this Form 10-K.

(5) Excludes long-term debt of $603.8 million (net of related debt issue costs) and $295.0 million, classified as pre-petition liabilities -- subject to compromise and pre-petition liabilities -- not subject to compromise, respectively, on the consolidated balance sheet at September 30, 2001.

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

                                                      YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------
                                       2001         2000        1999        1998       1997(1)
                                     ---------   ----------   ---------   ---------   ---------
                                                       (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Revenues.........................  $ 743,565   $1,096,451   $ 739,552   $ 842,990   $ 926,787
  Gross profit (loss)..............    (13,845)     140,891      38,158      77,267      85,522
  Net loss.........................   (181,710)     (63,847)    (94,722)    (33,669)    (14,851)
BALANCE SHEET DATA:
  Working capital..................  $  73,638   $   84,587   $  92,927   $  91,997   $ 119,829
  Total assets.....................    511,850      677,143     752,106     762,503     875,317
  Long-term debt (excluding current
     maturities)...................     61,084      791,684     816,927     745,709     768,870
  Stockholder's equity (deficiency
     in assets)....................   (563,582)    (377,790)   (309,590)   (220,445)   (175,587)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Holdings is a holding company whose only material asset is its investment in Chemicals, our primary operating subsidiary. Chemicals and its subsidiaries own substantially all of our consolidated operating assets. Other than additional interest expense associated with our 13 1/2% Senior Secured Discount Notes due 2008, our results of operations are essentially the same as Chemicals.

  CHAPTER 11 PROCEEDINGS

     On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemical products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar which has caused their export sales to be at a competitive disadvantage and higher raw material and energy costs. As a result of these conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors may assume favorable pre-petition contracts and leases, reject unfavorable pre-petition contracts and leases and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the Debtors. Unless otherwise ordered by the Bankruptcy Court, the Debtors have the exclusive right to propose a plan of reorganization until March 13, 2002, and the exclusive right to seek acceptances of any plan proposed by them until May 12, 2002. A plan of reorganization, when filed, will set forth the means for treating claims, including liabilities subject to compromise and interests in the Debtors. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. The Debtors are in the early stages of formulating a plan of reorganization. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy cases in general or the effect on the business of the Debtors, the claims of creditors of the Debtors or the interest of stockholders of Holdings. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, could be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by Tyco Capital (formerly The CIT Group/Business Credit, Inc.) to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' previous revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 is on appeal to the U.S. District Court, but no stay of the final order has been sought or imposed, and the order remains fully effective. While no assurances can be given, we do not believe the final order will be overturned on appeal.

     Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, but some of the liens have been granted super-priority administrative expense claims for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid. The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. At September 30, 2001, the total credit available under the DIP Financing was $112.8 million due to borrowing base restrictions under the current assets revolver. At September 30, 2001, $42.3 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver, leaving at September 30, 2001, unused borrowing capacity under the secured revolving credit facilities of approximately $66.1 million.

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the currents assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered an order dated December 19, 2001, reinstating the priming order subject to an appropriate compensatory adjustment in favor of the 12 3/8% Notes of four percentage points of additional interest on up to $40 million. In addition, the Bankruptcy Court scheduled a hearing for January 2, 2002 to determine certain technical details regarding implementation of this 4% increase. The Debtors anticipate that the priming order will be further appealed by the indenture trustee. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is stayed or is not ultimately upheld on appeal, the Debtors will need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. However, we can give no assurances that the priming order will not be stayed or will be upheld on appeal or, if stayed or not upheld on appeal, that additional sources of financing will be available or adequate or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     In addition, as of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), entered into a financing agreement with Tyco Capital Business Credit (Canada) Inc. ("Tyco Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001 which is a subject of the appeal of the final order discussed above.

     The Debtors are permitted to continue to operate their businesses and manage their properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain types of capital expenditures, certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that the Bankruptcy Court will grant any requests for such approvals.

     On July 18, 2001, the Bankruptcy Court issued an order permitting the Debtors to pay pre-petition salaries, wages and benefits to all of their employees. The Bankruptcy Court also authorized the payment of certain other pre-petition claims, in limited circumstances, as necessary to avoid undue disruption to the Debtors' operations. Generally, actions to enforce or otherwise effect repayment of pre-petition liabilities of, as well as all pending litigation against, the Debtors are stayed while the Debtors continue to operate their business as debtors-in-possession. The ultimate amount and settlement terms for such liabilities will be subject to a plan of reorganization and, accordingly, are not presently determinable. The Debtors' trade creditors, including vendors, will be paid their post-petition claims in the normal course of business.

     As our foreign subsidiaries are not included in the Chapter 11 filings, all of their creditors, including vendors, will be paid their claims in the ordinary course of business, irrespective of whether the claims arose prior to or after the Chapter 11 filings.

     As a result of the bankruptcy filings and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things, (i) the Debtors' ability to comply with the terms of the DIP Financing and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases,
(ii) the ability of the Debtors to access the incremental $40 million in DIP Financing that is dependent on an effective priming order, (iii) the ability of the Debtors to maintain adequate cash on hand, (iv) the ability of the Debtors to generate sufficient cash from operations, (v) the ability of the Debtors' subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (vii) the Debtors' ability to achieve profitability following such confirmation. As the Debtors can give no assurances that they will achieve any of the forgoing, there is substantial doubt about the Debtors', and therefore the Company's, ability to continue as a going concern.

     The accompanying financial statements do not include any adjustments that may result from the resolution of these uncertainties.

  MANAGEMENT CHANGES

     On December 19, 2001 we announced that Frank P. Diassi had elected to terminate his employment, effective immediately. Mr. Diassi joined us in 1996 as executive Chairman of the Board and continued in that position until his termination. Earlier this year he was elected Co-Chief Executive Officer along with David G. Elkins, our President. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under our employee retention and severance plans. Our Compensation Committee is evaluating the merits of Mr. Diassi's claim. Mr. Diassi will continue in his role as director.

     Succeeding Mr. Diassi as Co-Chief Executive Officer will be Richard K. Crump. Since joining us in 1986, Mr. Crump has served in a variety of management positions, most recently as Executive Vice President-Operations. Mr. Crump has also been elected to our Board of Directors, increasing the size of the Board of Directors to seven.

     In a separate action, Robert W. Roten was elected non-executive Chairman of the Board of Directors, having served as a director since 1996 and as Vice Chairman of the Board of Directors since 1998. Mr. Roten was employed by us since our inception, eventually attaining the positions of President and Chief Executive Officer before he retired in 1998.

  MARKET CONDITIONS

     The primary markets in which we compete, especially styrene and acrylonitrile, are cyclical and are sensitive to factors such as:

     - changes in the balance between supply and demand;

     - the price of raw materials;

     - currency exchange rates; and

     - the level of general worldwide economic activity.

     Styrene prices are cyclical and sensitive to overall supply relative to demand and the level of general business activity. As is the case with other petrochemicals, styrene from time to time experiences periods of strong demand resulting in tight supply and high prices and margins. This tight balance in supply and demand often results in new capacity additions. In most cases, incremental capacity comes in the form of large new plants or major expansions of existing facilities. As this new capacity comes on line, it often exceeds current demand growth and results in a decline in prices and margins. Following a period of strong demand growth and high utilization rates from 1994 to 1996, several major producers announced new capacity increases in 1997 and 1998, particularly in the Far East. At the time of this announced new capacity, there was a general slowdown in the economic growth rate in the Far East, prompting customers to begin utilizing their available inventories and decrease purchases of additional product. As a result, our average styrene prices declined from fiscal 1997 through fiscal 1999, as the previously announced new capacity came on line at the same time that economic events in various Asian countries significantly reduced demand growth for styrene.

     During fiscal 2000, styrene prices and margins increased significantly from levels experienced in fiscal 1999. These improvements were driven by a combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. Styrene prices and margins peaked in April of 2000 at a published spot price of $0.48 per pound and decreased over the second half of 2000.

     During fiscal 2001, U.S. and world economies experienced a general slowdown which has negatively impacted demand for most petrochemicals. Raw material and energy costs spiked upward during the first half of fiscal 2001, increasing significantly from the prior year, primarily due to the sharp increase in natural gas prices. As a result, U.S. Gulf Coast petrochemicals producers experienced significant margin erosion in most of their products. Due to these conditions, many U.S. Gulf Coast petrochemicals producers, including us, reduced production levels. During the second half of fiscal 2001, raw material and energy costs began to moderate, although demand has remained weak due to the continued economic slowdown. Reported styrene spot prices averaged $0.17 to $0.19 per pound in September 2001. We cannot predict future increases or decreases in styrene prices and margins.

     The acrylonitrile market exhibits similar characteristics to those of styrene regarding capacity utilization, selling prices and profit margins. Moreover, as a high percentage of our acrylonitrile sales are made in the export market, demand for our acrylonitrile is significantly influenced by export customers, particularly those that supply acrylic fibers to customers in China. During 1995, strong demand for acrylic fibers and ABS resins, particularly in China, increased demand for acrylonitrile, resulting in high prices and margins. High utilization rates and prices prompted many major producers to announce new capacity increases and approximately two billion pounds of capacity increases came on line between 1996 and 1998. As new acrylonitrile capacity in the United States and Asia came on line, demand growth in Asian markets weakened, causing our acrylonitrile prices and margins to decrease significantly from 1996 through 1999. Beginning in early fiscal 2000, acrylonitrile prices increased significantly due to improved market demand, operating problems experienced at several of our competitors and generally low inventory levels. However, we were not able to fully capitalize on this opportunity as a result of planned shutdowns related to the construction by Monsanto of the DSIDA plant at our Texas City facility and several plant operating problems. Due to the general slowdown of U.S. and world economies, along with higher raw material and energy costs described above, acrylonitrile prices and margins weakened significantly in fiscal 2001. As a result, we rescheduled maintenance turnaround work at our Texas City acrylonitrile facility, performing this work during the second quarter of fiscal 2001 rather than later in the year. The adverse economic conditions that made it commercially impracticable to operate our acrylonitrile and other nitriles production units, and that served as the basis for our decision to advance the timing of the turnaround, persisted beyond the completion of this maintenance turn-around work. Consequently, we elected to postpone restarting our acrylonitrile facilities and other nitriles production units until it is commercially practicable to operate these facilities. Our other nitriles production units include the sodium cyanide, TBA and DSIDA production units, all of which are dependent on the acrylonitrile facilities for feedstocks. Our conversion agreement with Flexsys terminates as of December 31, 2001. We are currently evaluating our options related to TBA production following the termination of this contract.

     The sodium chlorate market has also historically experienced cycles in capacity utilization, selling prices and profit margins. Since 1990, North American demand for sodium chlorate has grown at an average annual rate of approximately 7% as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine in bleaching applications. In 1999, demand for sodium chlorate did not increase at historical rates as a result of weak market conditions and lower operating rates in the pulp and paper industry. In addition, new production capacity was added while implementation of the Cluster Rules was delayed. During fiscal 2000 and 2001, average sodium chlorate prices increased due to increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills. The industry average market price (as reported by Chemical Week Associates) increased by approximately 6% from fiscal 1999 to fiscal 2000 and increased approximately 10% from fiscal 2000 to fiscal 2001. We cannot predict future increases or decreases in sodium chlorate prices and margins.

     We market a significant portion of our volumes of petrochemicals and generate a significant portion of our revenues under our conversion and long-term agreements. Under our conversion agreements, the customer furnishes some or all of the raw materials, which we process into petrochemicals in exchange for a fee designed to cover our fixed and variable costs of production. These conversion agreements are intended to help us maintain lower levels of working capital and, in some cases, gain access to certain improvements in manufacturing process technology. Our petrochemicals conversion agreements are intended to:

     - optimize capacity utilization rates;

     - lower our selling, general and administrative expenses;

     - reduce our working capital requirements; and

     - insulate our operations to some extent from the effects of declining markets and changes in raw materials prices.

LIQUIDITY AND CAPITAL RESOURCES

  DIP FINANCING AND CANADIAN FINANCING AGREEMENT

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by Tyco Capital (formerly The CIT Group/Business Credit, Inc.) to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' previous revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 is on appeal to the U.S. District Court, but no stay of the final order has been sought or imposed, and the order remains fully effective. While no assurances can be given, the Company does not believe the final order will be overturned on appeal.

     Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, but some of the liens have been granted super-priority administrative expense claims for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid. The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. At September 30, 2001, the total credit available under the DIP Financing was $112.8 million due to borrowing base restrictions under the current assets revolver. At September 30, 2001, $42.3 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver, leaving at September 30, 2001, unused borrowing capacity under the secured revolving credit facilities of approximately $66.1 million.

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the currents assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered an order dated December 19, 2001, reinstating the priming order subject to an appropriate compensatory adjustment in favor of the 12 3/8% Notes of four percentage points of additional interest on up to $40 million. In addition, the Bankruptcy Court scheduled a hearing for January 2, 2002 to determine certain technical details regarding implementation of this 4% increase. The Debtors anticipate that the priming order will be further appealed by the indenture trustee. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is stayed or is not ultimately upheld on appeal, the Debtors will need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. However, we can give no assurances that the priming order will not be stayed or will be upheld on appeal or, if stayed or not upheld on appeal, that additional sources of financing will be available or adequate or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp, entered into a financing agreement with Tyco Capital Business Credit (Canada) Inc., ("Tyco Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. At September 30, 2001, $20 million was drawn under the Canadian Financing Agreement.

     Under the DIP Financing, the Debtors (excluding Holdings) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Base Facility consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - first priority liens on all of the capital stock of Chemicals and the other co-borrowers, all of our United States production facilities and related assets and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - second priority liens on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 65% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

     - an $85 million current assets revolving credit facility secured by:

      - a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers;

      - a second priority lien on 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - third priority liens on the remaining 65% of that stock, all of the capital stock of Chemicals and the other co-borrowers and all of our United States production facilities and related assets.

     Available credit under the fixed assets revolving credit facility is not subject to a borrowing base. At September 30, 2001, available credit under the current assets revolving credit facility was subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42.5 million. In addition, the borrowing base for the current assets revolver is required to exceed outstanding borrowings thereunder by $12 million at all times, with a maximum of $85 million available under the current asset revolving credit facility.

     Assuming the priming order is not overturned on appeal, (i) maximum availability under the current assets revolving credit facility is $125 million,
(ii) the monthly borrowing base consist of 85% of eligible accounts receivable, the lesser of $10 million or 33% of specified estimated future royalty payments related to the Debtors' chlorine dioxide technology and 65% of eligible inventory, with an inventory cap of $62.5 million, and (iii) the borrowing base for the current assets revolver is required to exceed outstanding borrowings by only $6 million at all times.

     If the priming order remains effective and the total commitments under the current assets revolver are increased to $125 million, the incremental $40 million is secured by first priority liens on all of our United States production facilities and related assets and all of the capital stock of the co-borrowers (excluding Chemicals) to secure up to $40 million under the current assets revolver, as well as all of the same collateral securing the initial $85 million current assets revolver. Consequently, after giving effect to the priming order, the DIP Financing consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - a first priority lien on all of the capital stock of Chemicals;

      - second priority liens on all of our United States production facilities and related assets, all of the capital stock of the co-borrowers (excluding Chemicals), all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - a third priority lien on the remaining 65% of that stock; and

     - a $125 million current assets revolving credit facility:

      - $40 million of which is secured by first priority liens on all of our United States production facilities and related assets, all of the capital stock of the co-borrowers (excluding Chemicals) and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and a second priority lien on the remaining 65% of that stock; and

      - all of which is secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers, third priority liens on all of the capital stock of Chemicals and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and fourth priority liens on the remaining 65% of that stock, all of the capital stock of the co-borrowers (excluding Chemicals) and all of our United States production facilities and related assets.

     At September 30, 2001, the total credit available under the DIP Financing was $112.8 million due to the current assets revolver borrowing base limitations discussed above. At September 30, 2001, $42.3 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding, leaving at September 30, 2001, unused borrowing capacity under the secured revolving credit facilities of approximately $66.1 million. At September 30, 2001, $20 million was drawn under the Canadian Financing Agreement.

     The DIP Financing and the Canadian Financing Agreement contain numerous covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens and sell assets, as well as certain financial maintenance covenants.

  OTHER DOMESTIC BORROWINGS

     As of September 30, 2001, other domestic borrowings consisted of:

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

     As a result of the priming order, the second priority liens held by the 12 3/8% Notes on all of our United States production facilities and related assets and the capital stock of each subsidiary guarantor became third priority liens. The priming order does not affect the priority of the pledge held by the 12 3/8% Notes of 65% of the stock of certain of our subsidiaries incorporated outside of the United States. As discussed above, we anticipate that the priming order will be appealed by the indenture trustee for the 12 3/8% Notes.

     The indentures governing the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes contain numerous covenants, including, but not limited to, restrictions on our ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions and refinance existing indebtedness. Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under each of the indentures and all of the indebtedness was accelerated and became immediately due and payable. The Debtors may pay the indebtedness under the indentures only pursuant to a confirmed plan of reorganization or order of the Bankruptcy Court. During the pendency of the Chapter 11 cases, the Debtors will not, for the most part, be subject to the restrictions contained in any of the indentures.

  SASKATOON FACILITY

     In July 1997, Sterling Pulp Chemicals (Sask) Ltd., our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with JP Morgan Chase of Canada, individually and as administrative agent, and certain other financial institutions (the "Saskatoon Credit Agreement"). The indebtedness under the Saskatoon Credit Agreement is secured by substantially all of the assets of this subsidiary, including the Saskatoon facility. The Saskatoon Credit Agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility.

     The Saskatoon Credit Agreement provides a revolving credit facility of Cdn. $8 million to be used by our Saskatoon subsidiary solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of September 30, 2001. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet our Saskatoon subsidiary's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

     Because of restrictions in the Saskatoon Credit Agreement, we generally do not have access to the cash flows of our Saskatoon subsidiary. In addition, because of its designation as an "Unrestricted Subsidiary" under the DIP Financing, our Prior Revolvers and the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes, our Saskatoon subsidiary's results are not considered in determining compliance with the covenants contained therein.

     The Saskatoon Credit Agreement contains provisions which restrict the payment of advances, loans and dividends from our Saskatoon subsidiary to us or Chemicals. The most restrictive of these covenants limits such payments during fiscal 2001 to approximately $1 million, plus any amounts due to us from our Saskatoon subsidiary under the intercompany tax sharing agreement.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement executed a forbearance agreement under which they have temporarily agreed to not exercise their remedies under that agreement. In connection with obtaining the lenders' agreement to enter into the forbearance arrangement, the Saskatoon Credit Agreement was amended in several respects, including the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from our Saskatoon subsidiary to us or Chemicals and the inclusion of a restriction on our ability to draw upon the revolving credit facility during the remainder of calendar year 2001. The Saskatoon subsidiary has not drawn on the revolver since its inception in 1997 and, as of September 30, 2001, has approximately $11.8 million in cash and cash equivalents on hand. The forbearance agreement expires on December 31, 2001. We are currently negotiating a waiver and amending agreement with the lenders and expect to have that agreement executed in the near-term; however, no assurance can be given that this waiver and amending agreement will be executed or that the forbearance arrangement will be extended beyond December 31, 2001.

  KEY EMPLOYEES

     We believe that our success will depend to a significant extent upon the efforts and abilities of our executive officers and senior management. In addition, we will continue to depend upon the retention of our key sales and purchasing personnel to maintain customer and supplier relationships. However, due to uncertainty about our financial condition, it may be difficult to retain our key employees or attract qualified replacements. On August 6, 2001, the Debtors filed a motion with the Bankruptcy Court seeking authorization to continue existing and implement additional retention and severance plans to ameliorate the effects of the Chapter 11 filings on our key employees. This motion was approved on October 31, 2001. Benefits totaling approximately $4.7 million are estimated to be paid during and at the conclusion of the reorganization process.

  STANDBY EQUITY COMMITMENTS

     In December 1998, we entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank
J. Hevrdejs and Koch Capital Services, Inc. Under each of the Standby Purchase Agreements, we were able to require the purchasers to purchase shares if we are able to satisfy certain conditions precedent relating to our financial condition, and then only if we believed that the equity infusion was necessary to maintain, reestablish or enhance Chemicals' borrowing rights under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. As of September 30, 2001, we were not able to meet the conditions to our ability to draw on the Standby Purchase Agreements and, on December 15, 2001, they expired in accordance with their terms.

  WORKING CAPITAL

     Working capital at September 30, 2001 was $71.8 million, a decrease of $11.7 million from September 30, 2000. Working capital at September 30, 2001 excludes pre-petition liabilities subject to compromise -- see Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K. Significant reductions in accounts receivable and inventory were offset by reductions in accounts payable and accrued liabilities reflecting market conditions and lower operating rates. Current portion of long-term debt increased by $30.7 million primarily due to the Event of Default under the Saskatoon Credit Agreement discussed above.

  CASH FLOW

     Net cash provided by our operations was $8.3 million in fiscal 2001, a decrease of $40 million compared to the net cash provided by our operations in fiscal 2000. This decrease in net cash resulted primarily from an increase in net losses between fiscal 2001 and fiscal 2000, primarily from our petrochemicals business. Net cash flow used in our investing activities was $16.9 million in fiscal 2001 compared to $28.8 million in fiscal 2000. Net cash flow provided by our financing activities was $17. 3 million in fiscal 2001 compared to net cash flows used in our financing activities of $26.4 million in fiscal 2000.

  CAPITAL EXPENDITURES

     Our capital expenditures were approximately $17 million in fiscal 2001, $29 million in fiscal 2000 and $30 million in fiscal 1999. Our capital expenditures in fiscal 2001 were primarily related to routine safety, environmental and replacement capital. Our capital expenditures in fiscal 2000 were primarily related to the DSIDA project, a water disposal project and routine safety, environmental and replacement capital. Our fiscal 1999 capital expenditures were primarily related to the acetic acid expansion, our project to reduce the levels of phenylacetylene, or "PA," in the styrene produced at our Texas City facility and routine safety, environmental and replacement capital.

     Capital expenditures are expected to be approximately $30 to $35 million in fiscal 2002, with about $20 to $25 million dedicated to our petrochemicals business and approximately $10 million dedicated to our pulp chemicals business. These capital expenditures will primarily be for routine safety, environmental and replacement capital.

     Our capital expenditures for environmentally-related prevention, containment and process improvements were $1 million for both fiscal 2001 and fiscal 2000. We anticipate spending approximately $2 to 4 million on these types of expenditures during fiscal 2002. During fiscal 2001 and fiscal 2000, we did not incur any other infrequent or non-recurring material environmental expenditures which were required under existing environmental regulations. See "Certain Known Events, Trends, Uncertainties and Risk Factors."

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of October 1, 2000, the transition adjustment related to the adoption of these statements was not material.

     We have an agreement relating to the supply of a portion of the electrical energy at one of our Canadian sodium chlorate production facilities. This agreement, which was previously designated as a normal purchase under SFAS No. 133, does not meet the criteria of a normal purchase based on guidance issued by the Derivative Implementation Group (the "DIG") and cleared by the Financial Accounting Standards Board in June 2001. All purchases under this agreement, which expires on December 31, 2001, are used in the ordinary course of business; however, effective July 1, 2001, this agreement is required to be marked-to-market. At September 30, 2001, the value of this agreement was a loss of approximately $1.2 million based on current market prices and quantities to be delivered.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the impact of SFAS No. 143 on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. We are currently evaluating the provisions of SFAS No. 144.

     We do not believe that the adoption of SFAS No. 141, 142, 143 or 144 will have a significant impact on our financial statements.

CERTAIN KNOWN EVENTS, TRENDS, UNCERTAINTIES AND RISK FACTORS

  THERE ARE SIGNIFICANT UNCERTAINTIES RELATING TO OUR BANKRUPTCY PROCEEDINGS.

     Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. We have not yet submitted such a plan to the Bankruptcy Court for approval and cannot make any assurances that we will be able to obtain any such approval in a timely manner. Failure to obtain this approval in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings. Furthermore, we cannot predict the ultimate amount of all settlement terms for our liabilities that will be subject to a plan of reorganization. The deadline for filing proofs of claim against the Debtors was December 17, 2001 (or January 14, 2002 in the case of governmental units). We are currently reviewing the proofs of claim filed against the Debtors and, in the event that the amount of claims asserted in filed proofs of claim exceed the $1,070.5 million in accrued liabilities recorded in the Consolidated Financial Statements as of September 30, 2001 as "Pre-petition liabilities subject to compromise" and "Pre-petition liabilities not subject to compromise," we believe the excess will be attributable to claims that are duplicative or without merit and will not have a material effect on the Consolidated Financial Statements. Once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

     Other negative consequences that could arise as a result of the bankruptcy proceedings include:

     - making us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

     - limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

     - the incurrence of significant costs associated with the reorganization;

     - impacts on the availability of raw materials and payment terms from our suppliers;

     - impacts on our relationship with suppliers and customers, including loss of confidence in our ability to fulfill contractual obligations due to financial uncertainty;

     - placing us at a competitive disadvantage compared to our competitors;

     - limiting our ability to borrow additional funds; and

     - employee attrition.

  WE ARE HIGHLY LEVERAGED AND HAVE SUBSTANTIAL DEBT OBLIGATIONS.

     We are currently in default under many of our pre-petition debt obligations. During the pendency of our bankruptcy proceedings, the Debtors may obtain post-petition debt financing only with the approval of the Bankruptcy Court and have already obtained approval for the DIP Financing discussed above. As of December 14, 2001, there have been $48.8 million cash borrowings made under the DIP Financing and letters of credit in the aggregate amount of $4.4 million have been issued under the DIP Financing, leaving unused borrowing capacity under the DIP Financing, after giving affect to the priming order, of approximately $57 million. Unless amended, the DIP Financing matures on the earlier of July 19, 2003 or the effective date of a plan of reorganization.

     Depending on the resolution of our bankruptcy proceedings, we could emerge from bankruptcy highly leveraged with substantial debt service obligations. Thus we would continue to be particularly susceptible to adverse changes in our industry, the economy and the financial markets. In addition, our ability to obtain additional debt financing after emergence may be limited by restrictive covenants under the terms of credit agreements and any other debt instruments. Those limits on financing may restrict our ability to service our debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations.

  WE HAVE LIMITED LIQUIDITY, WHICH MAY PROVE INADEQUATE DURING OUR REORGANIZATION PROCESS.

     The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements and compliance with the EBITDA covenant contained in the DIP Financing. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy.

  THE INDUSTRIES IN WHICH WE PARTICIPATE ARE CYCLICAL AND DEPRESSED MARKET CONDITIONS FOR OUR MAJOR PRODUCTS CAN NEGATIVELY AFFECT OUR BUSINESS AND MAKE IT DIFFICULT FOR US TO RESTRUCTURE SUCCESSFULLY.

     Demand for our petrochemicals and pulp products are cyclical and are influenced by, among other things, the health of the global economy and changes in overall supply relative to demand. An economic slowdown or a prolonged downturn in our petrochemicals markets will impact both the sales volumes and sales prices of our products and could have a material adverse effect on our financial results. As prices decline, our profit margins generally decrease, which adversely affects our business and our cash flows. Large global capacity additions of styrene and acrylonitrile were completed between 1997 and 2001. For styrene, approximately eight billion pounds of net new capacity was added and, for acrylonitrile, approximately three billion pounds of net new capacity was added. Further, reduced operating rates at North American pulp mills have reduced the rate of demand growth in North America for our pulp chemicals products and services. The resulting impact on prices and margins negatively impacted our pulp chemicals' results in fiscal 1998, 1999 and 2001 and could negatively impact our results in the future. If the markets for our primary petrochemicals products worsen, it will be more difficult for us to successfully restructure and emerge from bankruptcy.

  THE PETROCHEMICALS, ACRYLIC FIBERS AND PULP CHEMICALS INDUSTRIES ARE HIGHLY COMPETITIVE.

     Many of our competitors, particularly in the petrochemicals industry, are larger and have substantially greater financial resources than we have. We compete with some of the world's largest chemical companies, many of whom, in contrast to us, supply much of their own raw materials requirements. In addition, a significant portion of our petrochemicals business is based upon widely available technology. The entrance of new competitors into the industry or the addition by existing competitors of new capacity may reduce our ability to maintain profit margins or preserve our market share, even during periods of increased demand for our petrochemical products.

  OUR BUSINESS MAY BE ADVERSELY AFFECTED BY DEREGULATION OF ELECTRIC POWER OR IF WE ARE UNABLE TO OBTAIN RAW MATERIALS AND ENERGY RESOURCES FROM THIRD-PARTY SUPPLIERS AT REASONABLE PRICES OR ON ACCEPTABLE TERMS.

     For most of our products, the combined cost of raw materials and energy resources, including utilities in the case of pulp chemicals, is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices and on acceptable terms is critical to the success of our business. If we are unable to obtain raw materials at reasonable prices and on acceptable terms, our results of operations would be negatively impacted. Most of the raw materials we use are supplied by others and many of them are subject to wide price fluctuations for a variety of reasons beyond our control. For example, changes in the availability of these products may result from major capacity additions or significant facility operating problems. The current trend towards deregulation of electric power makes our short-term future cost for electric power uncertain. Electricity is the largest cost of manufacturing sodium chlorate. In addition, natural gas is a significant cost of production for some of our petrochemicals and pulp chemicals, as well as for our suppliers of raw materials. Significant increases in natural gas prices may increase our total costs of production and we may not be able to recover this increase in costs through higher selling prices. We can give no assurances that we will continue to be able to secure adequate supplies of electric power or any of our raw materials or energy resources at reasonable prices or on acceptable terms.

  OUR INDUSTRY IS SUBJECT TO EXTENSIVE ENVIRONMENTAL REGULATION, WHICH CREATES UNCERTAINTY REGARDING FUTURE ENVIRONMENTAL EXPENDITURES AND LIABILITIES.

     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. These regulations, and the potential for further expanded regulations may increase our costs and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and thereby negatively affect our business. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment. For these reasons, we are uncertain as to the amount of our future environmental expenditures and liabilities. In addition, the Texas Natural Resource Conservation Commission has enacted new regulations requiring significant reductions of nitrogen oxide which will apply to our Texas City facility. The TNRCC is also expected to propose similar regulations requiring the reduction of particulate matter which will apply to our Texas City facility. The nitrogen oxide regulations covering the Houston/Galveston Area State Implementation Plan were approved by the United States Environmental Protection Agency on October 15, 2001. Under these regulations, we are required to reduce emissions of nitrogen oxide at our Texas City facility by up to approximately 90%, which we estimate would require Chemicals to make between $25 million and $30 million in capital improvements at our Texas City facilities. The majority of these capital expenditures would be expected in fiscal 2002 through 2005.

  THE REGULATORY OUTLOOK FOR OUR PULP CHEMICALS BUSINESS IS UNCERTAIN.

     Our pulp chemicals business is sensitive to environmental regulations. Regulations restricting, but not completely banning, absorbable organic halides and other chlorine derivatives in bleach plant effluent have a favorable effect on our pulp chemicals business. Conversely, any significant ban on all chlorine-containing compounds in the pulp bleaching process could have a material adverse effect on our financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation. In April 2001, a new government came into power in British Colombia. This new administration is aware of the issues surrounding this regulation and has agreed to negotiate amendments to the regulation. We are working through the Alliance for Environmental Technology and the Canadian Chemical Producers' Association to provide information to the British Columbia Ministry of Environment to assist with these negotiations.

  WE ARE SUBJECT TO MANY OPERATING RISKS, SOME OF WHICH MAY NOT BE COVERED BY INSURANCE.

     A business risk inherent in all chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we attempt to operate our facilities responsibly and in compliance in all material respects with all applicable environmental and health and safety requirements, we may face expenses and liabilities as a result of our past or future operations. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses, and we maintain insurance at levels that we believe are typical for our industry. A major incident or other event at any of our facilities, however, could result in liabilities in excess of our insurance coverages or uncovered liabilities or claims beyond the financial ability of the insurance carrier to pay. All of our facilities have strengthened their respective security programs since September 11, 2001, however the eventual exclusion of terrorism coverage from our policies could result in an uninsured loss.

  CURRENT AND FUTURE LEGAL PROCEEDINGS MAY HAVE UNFAVORABLE OUTCOMES.

     We are currently a party to several legal proceedings and additional legal proceedings could be filed against us in the future. We are not able to predict the final outcome of the current proceedings and we cannot guarantee that the ultimate resolution of current or future proceedings will not have a material adverse effect on us. Legal proceedings in which claims against the Debtors that existed prior to the filing of Chapter 11 cases are asserted are subject to the automatic stay, and any such claims would be payable from assets of the Debtors only pursuant to a confirmed plan of reorganization or order of the Bankruptcy Court. For more information, see Note 8 of the Notes to Consolidated Financial Statement included in this Form 10-K.

  WE DEPEND UPON THE CONTINUED OPERATION OF OUR TEXAS CITY FACILITY.

     All of the petrochemicals we manufacture, including all of our styrene, acrylonitrile and acetic acid, are produced at our Texas City facility. Significant unscheduled downtime at our Texas City facility could have a material adverse effect on our results. Unanticipated downtime can occur for a variety of reasons, including equipment breakdowns, interruptions in the supply of raw materials, power failures, sabotage, natural forces or other normal hazards associated with the production of petrochemicals. Although we maintain business interruption insurance, we cannot guarantee that a significant interruption in the operation of our Texas City facility would be covered by this insurance or would not otherwise have a material adverse effect on us.

  WE DEPEND UPON OUR LONG-TERM CONTRACTS AND SIGNIFICANT CUSTOMERS.

     We sell significant portions of our acrylonitrile and styrene production and all of our acetic acid and plasticizers production under long-term contracts. These contracts are intended to provide stability in the event that the demand for or prices of these products decline significantly, but also limit our ability to take full advantage of attractive market conditions during periods of higher prices for these products. The loss of one or more of these contracts, or a material reduction in the amount of product purchased under one or more of these contracts, could have a material adverse effect on us.

  WE FACE RISKS RELATED TO OUR FOREIGN OPERATIONS THAT MAY NEGATIVELY AFFECT OUR BUSINESS.

     Approximately 31% of our fiscal 2001 revenues were derived from our Canadian-based pulp chemicals business and approximately 24% were derived from export sales of our products. Our international operations and exports to foreign markets make us subject to a number of special risks such as:

     - currency exchange rate fluctuations;

     - foreign economic conditions;

     - trade barriers;

     - exchange controls;

     - national and regional labor strikes;

     - political risks and risks of increases in duties;

     - taxes;

     - governmental royalties; and

     - changes in laws and policies governing operations of foreign-based companies.

The occurrence of any one or a combination of these factors may increase our costs or have other negative effects on our business. In addition, earnings of foreign subsidiaries and intercompany payments are subject to foreign income tax rules that may reduce cash flow available to meet our required debt service and other obligations.

     As we derive most of our pulp chemicals revenues from production and sales by our subsidiaries within Canada, we have organized our subsidiary structure and our operations in part based on assumptions regarding various Canadian tax laws, currency exchange laws, capital repatriation laws and other relevant laws. While we believe that these assumptions are correct, we cannot guarantee that Canadian taxing or other authorities will reach the same conclusion. If our assumptions are incorrect, or if the Canadian government changes or modifies such laws or the current interpretations thereof, we may suffer material adverse tax and financial consequences.

     A portion of our expenses and sales are denominated in Canadian dollars and, accordingly, our revenues, cash flows and earnings may be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar, which may also have material adverse tax consequences. These currency fluctuations could have a material adverse impact on us as increases in the value of the Canadian dollar relative to the United States dollar have the effect of increasing the United States dollar equivalent of cost of goods sold and other expenses with respect to our Canadian production facilities.

  RESTRICTIONS ON ABILITY TO MOVE FUNDS BETWEEN DEBTORS AND OTHER SUBSIDIARIES MAY NEGATIVELY AFFECT LIQUIDITY.

     As a result of the provisions contained in the DIP Financing, the Canadian Financing Agreement and the Saskatoon Credit Agreement, our ability to transfer funds between the Debtors and our subsidiaries not in bankruptcy is severely limited. These restrictions could negatively affect our liquidity and that of our non-debtor subsidiaries.

  FUTURE PROBLEMS WITH LABOR RELATIONS MAY NEGATIVELY AFFECT OUR BUSINESS.

     Approximately 42% of our employees are covered under various union contracts. Approximately 47% of our employees at our Texas City facility are covered by one union contract which expires on May 1, 2002. This contract continues to be in effect notwithstanding our Chapter 11 filings. Although we have the right to reject this contract under the Bankruptcy Code, any rejection would be subject to the special provisions of the Bankruptcy Code governing collective bargaining agreements.

     Approximately 77% of our employees at our Saskatoon facility are covered by one union contract which is subject to renegotiation in September 2004. Approximately 76% of our employees at our Vancouver facility are covered by a union contract which is subject to renegotiation in November 2003. Neither of the Canadian union contracts are affected by the Chapter 11 case.

     Although we believe our relationship with our employees is generally good, a strike by one or more of the unions representing our employees could have a material adverse effect on our financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS

     The following table sets forth revenues, gross profit (loss) and operating income (loss) for our segments for the years ended September 30, 2001, 2000 and 1999.

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------   --------   ------
                                                                (DOLLARS IN MILLIONS)
REVENUES:
Petrochemicals..............................................   $515     $  870     $533
Pulp Chemicals..............................................    229        226      207
                                                               ----     ------     ----
                                                               $744     $1,096     $740
                                                               ====     ======     ====
GROSS PROFIT (LOSS):
Petrochemicals..............................................   $(65)    $   93     $ --
Pulp Chemicals..............................................     51         48       38
                                                               ----     ------     ----
                                                               $(14)    $  141     $ 38
                                                               ====     ======     ====
OPERATING INCOME (LOSS):
Petrochemicals..............................................   $(89)    $    5     $(64)
Pulp Chemicals..............................................     42         35       27
                                                               ----     ------     ----
                                                               $(47)    $   40     $(37)
                                                               ====     ======     ====

  COMPARISON OF FISCAL 2001 TO FISCAL 2000

     Our revenues were approximately $744 million in fiscal 2001, a decrease of 32% from the approximately $1,096 million in revenues we recorded in fiscal 2000. This decrease in revenues resulted primarily from lower styrene and acrylonitrile sales volumes and sales prices. We recorded a net loss attributable to common stockholders of approximately $224 million, or $17.27 per share, for fiscal 2001, compared to the net loss attributable to common stockholders of approximately $90 million, or $7.13 per share, that we recorded for fiscal 2000. Chemicals' net loss was approximately $182 million for fiscal 2001, compared to a net loss of approximately $64 million for fiscal 2000. This increase in net loss was primarily due to the level of net loss from our styrene and acrylonitrile operations, along with the additional valuation allowance taken for our deferred tax assets.

  Revenues, Gross Profit (Loss) and Operating Income (Loss)

     Petrochemicals. Revenues from our petrochemicals operations were approximately $515 million in fiscal 2001, a decrease of approximately 41% from the $870 million in revenues received in fiscal 2000. This decrease in revenues was caused primarily by decreases in styrene and acrylonitrile sales volumes and prices and decreased methanol sales volumes in fiscal 2001. Our petrochemicals operations recorded an operating loss of approximately $89 million for fiscal 2001, whereas these operations recorded operating income of approximately $5 million for fiscal 2000. This difference resulted primarily from lower styrene and acrylonitrile sales volumes and prices, as well as higher energy costs.

     Revenues from our styrene operations were approximately $257 million in fiscal 2001, a decrease of approximately 48% from the approximately $492 million in revenues from these operations during fiscal 2000. Sales prices for styrene during fiscal 2001 decreased approximately 24% from those realized during fiscal 2000. In addition, our total sales volumes for styrene in fiscal 2001 decreased approximately 31% from those realized during fiscal 2000. These decreases in sales prices and sales volumes resulted primarily from a continued slowdown in demand attributable, to a large extent, to a slowdown in general worldwide economic activity. During fiscal 2001, prices for benzene, one of the primary raw materials for styrene, were approximately 9% lower than the prices we paid for benzene in fiscal 2000 and prices for ethylene, the other primary raw material for styrene, were approximately 8% lower than the prices we paid for ethylene in fiscal 2000. Average costs for natural gas during fiscal 2001 increased 78% compared to average costs during fiscal 2000. Margins on our styrene sales during fiscal 2001 decreased from those realized during fiscal 2000, primarily as a result of the decrease in sales prices and volumes and the increase in energy costs, partially offset by the decreases in the costs of benzene and ethylene.

     Revenues from our acrylonitrile and derivatives operations were approximately $87 million in fiscal 2001, a decrease of approximately 47% from the approximately $164 million in revenues from those operations in fiscal 2000. Total sales volumes of our acrylonitrile decreased approximately 61% in fiscal 2001 compared to fiscal 2000 due to our continued shutdown of our acrylonitrile facility for most of fiscal 2001 due to unfavorable market conditions. Direct sales prices for acrylonitrile in fiscal 2001 decreased approximately 10% from those realized in fiscal 2000. During fiscal 2001, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 4% higher than the prices we paid for propylene during fiscal 2000 and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 28% higher than the prices we paid for ammonia in fiscal 2000. Margins on our acrylonitrile sales in fiscal 2001 decreased from those realized in fiscal 2000, primarily as a result of higher raw materials costs and lower operating rates.

     Revenues from our acrylic fibers operations were approximately $47 million in fiscal 2001, a decrease of approximately 35% from the approximately $73 million in revenues from these operations during fiscal 2000. Sales volumes of our acrylic fibers during fiscal 2001 decreased approximately 42% from those experienced in fiscal 2000. Sales prices for our acrylic fibers in fiscal 2001 increased approximately 14% from those realized during fiscal 2000. These decreases in revenues and sales volumes resulted primarily from our withdrawal from the traditional commodity textile business in the third quarter of fiscal 2001 and corresponding significant reduction in our operations at our acrylic fibers plant. We continue to produce our specialty and technical fibers products at this facility.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were $124 million in fiscal 2001, a decrease from the $141 million in revenues from these operations during fiscal 2000. Our other petrochemicals operations reported an increase in operating earnings for fiscal 2001 compared to that realized during fiscal 2000, primarily due to the positive impact of our methanol plant shutdown and the benefit of our methanol requirements contract. Also favorably impacting operating income during fiscal 2001 were net proceeds of $3 million recorded in connection with a dispute related to the construction of our methanol facility, the proceeds of which were received in April of 2001.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $229 million in fiscal 2001, an increase of approximately 1% from the approximately $226 million in revenues from these operations during fiscal 2000. An increase in sodium chlorate revenue was partially offset by a reduction in chlorine dioxide generator royalties. Sales prices of our sodium chlorate increased approximately 6% during fiscal 2001 compared to fiscal 2000, while sodium chlorate sales volumes increased approximately 2% during this period. Our pulp chemicals operations recorded operating income of approximately $42 million in fiscal 2001 compared to operating income of approximately $35 million during fiscal 2000. These increases in revenues, sales prices, sales volumes and operating income resulted primarily from the continued conversion to elemental chlorine free bleaching at pulp mills.

  Selling, General and Administrative ("SG&A") Expenses

     Our SG&A expenses in fiscal 2001 were approximately $25 million, compared to approximately $39 million in fiscal 2000. This decrease was primarily the result of the accrual in fiscal 2000 of variable compensation related to our fiscal 2000 financial performance with no corresponding accruals in fiscal 2001, cost reductions in our acrylic fibers business and general cost containment efforts.

  Other Expense

     We incurred other expense of approximately $3 million in fiscal 2001, which was primarily for professional fees incurred in preparation of our filing for reorganization under Chapter 11, compared to the $2 million incurred in fiscal 2000 related to the workforce reductions in our acrylic fibers operations.

  Reorganization Items

     Reorganization items incurred during fiscal 2001 were approximately $5.4 million, which was primarily for professional fees incurred after our filing for reorganization under Chapter 11.

  Interest and Debt Related Expenses

     Interest and debt related expenses were approximately $113.4 million in fiscal 2001 compared to $122.4 million in fiscal 2000. This reduction was due to the fact that after the Chapter 11 filings, interest on liabilities subject to compromise was not accrued. The contractual interest expense not accrued during fiscal 2001 due to the Chapter 11 filings was $15.3 million.

  Provision (Benefit) for Income Taxes

     As of September 30, 2001, we had an available U.S. net operating loss carryforward ("U.S. NOL") of approximately $318 million, which expires during 2018-21. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment and determining the valuation allowance. In fiscal 2001, based on the uncertainty as to the effect of the Chapter 11 filings on the utilization of the U.S. NOL and the future realization of other net deferred tax assets, we were not able to conclude that it was more likely than not that we would be able to realize the future benefit of our U.S. deferred tax assets. Certain reductions to our U.S. NOL may result from confirmation of our plan of reorganization. Further, at such time as we emerge from bankruptcy, we will likely undergo an ownership change for tax purposes which may cause our utilization of the U.S. NOL to become subject to limitations. Since numerous variables could affect the bankruptcy proceedings (including the fact that a plan of reorganization has not yet been submitted to the Bankruptcy Court for approval), it is not currently possible to determine whether our U.S. NOL will produce tax benefits in the future. Accordingly, an additional valuation allowance of $116.3 million was recorded during fiscal 2001, of which Chemicals' was approximately $91.7 million, thus bringing the total valuation allowance as of September 30, 2001 to $149.8 million. The ability to utilize part or all of our currently estimated $318 million U.S. NOL will be an important consideration in developing our plan of reorganization. However, the success of such strategies may depend on the terms of the plan of reorganization as accepted by creditors and confirmed by the Bankruptcy Court. Accordingly, there can be no assurances that such strategies will be successful.

  COMPARISON OF FISCAL 2000 TO FISCAL 1999

     Our revenues were approximately $1,096 million in fiscal 2000, an increase of approximately 48% from the approximately $740 million in revenues we received in fiscal 1999. This increase in our revenues resulted primarily from increased styrene sales prices and sales volumes and, to a lesser extent, increased acrylonitrile, sodium chlorate and methanol sales prices and sales volumes. We recorded a net loss attributable to common stockholders of approximately $90.0 million, or $7.13 per share, for fiscal 2000 compared to the net loss attributable to common stockholders of approximately $112.7 million, or $8.94 per share, that we recorded for fiscal 1999. Our improved performance was primarily due to increased styrene margins and sales volumes and, to a lesser extent, increased acrylonitrile and sodium chlorate margins and sales volumes. Our improved performance was partially offset by increased interest expense and a $60 million non-cash charge related to the write down of our acrylic fibers business production assets. Our performance in fiscal 1999 was negatively impacted by a $26 million non-cash charge related to the write down of our methanol production assets.

  Revenues, Gross Profit and Operating Income (Loss)

     Petrochemicals. Revenues from our petrochemicals operations were approximately $870 million in fiscal 2000, an increase of approximately 63% from the approximately $533 million in revenues we received from these operations in fiscal 1999. This increase in revenues resulted primarily from increased styrene sales prices and sales volumes and, to a lesser extent, increased acrylonitrile and methanol sales prices and sales volumes. Our petrochemicals operations recorded operating income of approximately $5 million for fiscal 2000, compared to operating losses of approximately $64 million from our petrochemicals operations for fiscal 1999. This increase in income resulted primarily from increased styrene margins and sales volumes and, to a lesser extent, increased acrylonitrile margins and sales volumes, partially offset by a larger impairment expense recorded in fiscal 2000 than that recorded in fiscal 1999.

     Revenues from our styrene operations were approximately $492 million in fiscal 2000, an increase of approximately 100% from the approximately $246 million in revenues we received from these operations in fiscal 1999. Average sales prices for our styrene increased approximately 78% in fiscal 2000 from average sales prices for our styrene in fiscal 1999. In addition, sales volume of our styrene increased approximately 17% for fiscal 2000 from sales volumes of our styrene for fiscal 1999. These increases in revenues, sales prices and volumes for our styrene resulted primarily from the combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. However, styrene market conditions peaked in April of 2000 with spot prices of $0.48 per pound and decreased to $0.31 per pound as of September 30, 2000. During fiscal 2000, prices for benzene, one of the primary raw materials for styrene, were approximately 56% higher than the prices we paid for benzene in fiscal 1999 and prices for ethylene, the other primary raw material for styrene, were approximately 47% higher than the prices we paid for ethylene in fiscal 1999. Margins on our styrene sales during fiscal 2000 increased from margins on our styrene sales during fiscal 1999, primarily as a result of higher sales prices, which more than offset our higher raw materials costs.

     Revenues from our acrylonitrile and derivatives operations, including sodium cyanide and TBA, were approximately $164 million in fiscal 2000, an increase of approximately 76% from the approximately $93 million in revenues we received from these operations in fiscal 1999. Average sales prices for our acrylonitrile increased approximately 122% in fiscal 2000 from average sales prices for our acrylonitrile in fiscal 1999. Sales volume of our acrylonitrile increased approximately 19% in fiscal 2000 from sales volumes of our acrylonitrile in fiscal 1999. These increases in revenues, sales prices and volumes for our acrylonitrile resulted primarily from the combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. During fiscal 2000, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 79% higher than the prices we paid for propylene in fiscal 1999 and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 27% higher than the prices we paid for ammonia in fiscal 1999. Margins on our acrylonitrile sales during fiscal 2000 increased from the margins we received in fiscal 1999, primarily as a result of higher sales prices, which more than offset our higher raw materials costs.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were approximately $141 million in fiscal 2000, an increase of approximately 12% from the approximately $126 million in revenues we received from these operations in fiscal 1999. This increase in revenues was primarily due to increased methanol volumes and sales prices during the first nine months of fiscal 2000. Our other petrochemicals operations reported a decrease in operating earnings in fiscal 2000 compared to fiscal 1999. This decrease in operating earnings resulted primarily from a reduction in margins for our plasticizers and acetic acid caused by higher raw material and energy costs.

     Revenues from our acrylic fibers operations were approximately $73 million in fiscal 2000, an increase of approximately 6% from the approximately $69 million in revenues we received from these operations in fiscal 1999. Sales volumes of our acrylic fibers in fiscal 2000 increased 6% from those realized during fiscal 1999. Sales prices for our acrylic fibers in fiscal 2000 remained approximately the same with those realized in fiscal 1999. The financial performance of our acrylic fibers operations in fiscal 2000 was below the performance of these operations in fiscal 1999 due to weak market conditions, imports from foreign suppliers and higher acrylonitrile and energy costs.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $226 million for fiscal 2000, an increase of approximately 9% from the approximately $207 million in revenues we received from these operations in fiscal 1999. Sales volumes of our sodium chlorate, our primary pulp chemical product, in fiscal 2000 increased approximately 7% from those realized in fiscal 1999. Sales prices of our sodium chlorate in fiscal 2000 increased approximately 4% from those realized in fiscal 1999. Our pulp chemicals operations recorded operating earnings of approximately $35 million in fiscal 2000, compared to operating earnings of approximately $27 million in fiscal 1999. These increases in revenues, sales volumes, sales prices and operating earnings resulted primarily from increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills.

  Selling, General and Administrative Expenses

     Our SG&A expenses in fiscal 2000 were approximately $39 million, whereas we had SG&A expenses of approximately $38 million in fiscal 1999. Our SG&A expenses were impacted favorably in fiscal 2000 by reduced costs for upgrades of certain of our information technology systems, including year 2000 compliance activities. However, these positive impacts were more than offset by increased costs in fiscal 2000 primarily related to an increase in variable compensation accrued as a result of improved business performance.

  Other Expense

     We had other expense of approximately $2 million in fiscal 2000 related to workforce reductions in our acrylic fibers operations. We had other expense of approximately $11 million in fiscal 1999 from one-time non-cash charges related to early retirement programs, benefit changes and workforce reductions.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The table excludes pre-petition debt of the Debtors due to the uncertainty related to the ultimate resolution of these liabilities during the Chapter 11 proceedings. Our major financial market risk exposure is changing interest rates, primarily in the United States. Interest rate swaps may be used to adjust interest rate exposure, when appropriate, based upon market conditions. A portion of our borrowings and transactions are denominated in foreign currencies which exposes us to market risk associated with exchange rate movements. All items described stated in United States dollars.

                                                                                                      FAIR VALUE
                                                                                                     SEPTEMBER 30,
EXPECTED MATURITY DATES      2002      2003      2004      2005      2006     THEREAFTER    TOTAL        2001
-----------------------     -------   -------   -------   -------   -------   ----------   -------   -------------
                                                                (IN THOUSANDS)
DEBT
United States $
  denominated.............  $28,098   $42,270   $ 1,100   $    --   $    --    $    --     $71,468      $71,468
  Average interest
     rates -- variable....                (a)
Interest rate swaps(b)....  $ 8,929   $    --   $    --   $    --   $    --    $    --     $ 8,929      $  (179)
Canadian $ denominated....  $ 5,162   $ 1,810   $15,904   $    --   $    --    $    --     $22,876      $22,876
  Average interest
     rates -- variable....   (c)(d)       (d)       (d)
DERIVATIVE POWER CONTRACTS
Power Purchase
  Agreement(e)............  $ 1,200   $    --   $    --   $    --   $    --    $    --     $ 1,200      $(1,200)

---------------

(a) Borrowings under our fixed assets revolver bear interest, at our option, at an annual rate of either the "LIBOR Rate" plus 3.75% or the "Alternate Base Rate" plus 2.25%. Borrowings under our current assets revolver bear interest, at our option, at an annual rate of either the LIBOR Rate plus 3.50% or the Alternate Base Rate plus 2.00%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2%. At September 30, 2001, the weighted average interest rate in effect for our fixed assets revolver was 7.2% and there were no amounts outstanding under our current assets revolver.

(b) Expected maturity amounts represent notional amounts. Fair value of September 30, 2001 represents unrealized gain (loss). The interest rate swap converts interest on $8.9 million of debt from a floating rate, based on LIBOR, to a fixed rate of 6.7%.

(c) The Saskatoon tranche A term loan, which is denominated in Canadian dollars, and the Saskatoon revolver borrowings bear interest, at Saskatoon's option, at an annual rate of either the "Bankers Acceptance Rate" or the "Base Rate" plus an "Applicable Margin" of 2.5% and 1.5%, respectively, through September 30, 2001 and 3.0% and 2.0%, respectively, thereafter. The Saskatoon tranche B term loan, which is denominated in United States dollars, bears interest, at Saskatoon's option, at an annual rate of either the "Eurodollar Rate" or the "Base Rate" plus an Applicable Margin of 3.0% and 2.0% respectively, through September 30, 2001 and 3.5% and 2.5%, respectively, thereafter. The "Base Rate" for the tranche A term loan and the Saskatoon revolver is equal to the greater of the Prime Rate for Canadian Dollar commercial loans made in Canada, as announced from time to time by the agent bank or the rate for Canadian Dollar Bankers Acceptances accepted by the agent with a term to maturity of 30 days plus 1%. The "Base Rate" for the tranche B term loan is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1%. At September 30, 2001, the interest rates in effect for the Saskatoon tranche A and tranche B term loans were 5.6% and 6.1%, respectively.

(d) Borrowings under the revolving loan of the Canadian Financing Agreement bear interest at the Canadian Imperial Bank of Commerce Rate (CIBC) "Bank Rate" plus 2.00% per annum on Canadian Dollar loans and CIBC "Base Rate" plus 2.00% per annum on American Dollar loans. At September 30, 2001, the interest rates in effect were 7.25% and 8.50% on the Canadian and American dollar loans. Borrowings under the Canadian dollar term loan of the Canadian Facility bears interest at the "Bank Rate" plus 2.50% per annum. At September 30, 2001, the interest rate in effect was 7.75%.

(e) Our Canadian subsidiaries periodically enter fixed price agreements for a portion of their electrical energy requirements. We have an agreement relating to the supply of a portion of the electrical energy at one of our Canadian sodium chlorate production facilities This agreement, which was previously designated as a normal purchase under SFAS No. 133, does not meet the criteria of a normal purchase based on guidance issued by the DIG and cleared by the Financial Accounting Standards Board in June 2001. All purchases under this agreement, which expires on December 31, 2001, are used in the ordinary course of business; however, effective July 1, 2001, this agreement is required to be marked-to-market. At September 30, 2001, the value of this agreement was a loss of approximately $1.2 million based on current market prices and quantities to be delivered.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


STERLING CHEMICALS HOLDINGS, INC. AND STERLING CHEMICALS,
  INC.

Sterling Chemicals Holdings, Inc. Consolidated Statements of
  Operations for the years ended September 30, 2001, 2000
  and 1999..................................................    50

Sterling Chemicals Holdings, Inc. Consolidated Balance
  Sheets as of
  September 30, 2001 and 2000...............................    51

Sterling Chemicals Holdings, Inc. Consolidated Statements of
  Changes in Stockholders' Equity (Deficiency in Assets) for
  the years ended September 30, 2001, 2000 and 1999.........    52

Sterling Chemicals Holdings, Inc. Consolidated Statements of
  Cash Flows for the years ended September 30, 2001, 2000
  and 1999..................................................    53

Sterling Chemicals, Inc. Consolidated Statements of
  Operations for the years ended September 30, 2001, 2000
  and 1999..................................................    54

Sterling Chemicals, Inc. Consolidated Balance Sheets as of
  September 30, 2001 and 2000...............................    55

Sterling Chemicals, Inc. Consolidated Statements of Changes
  in Stockholder's Equity (Deficiency in Assets) for the
  years ended September 30, 2001, 2000 and 1999.............    56

Sterling Chemicals, Inc. Consolidated Statements of Cash
  Flows for the years ended September 30, 2001, 2000 and
  1999......................................................    57

Notes to Consolidated Financial Statements..................    58

Independent Auditors' Reports...............................   102

STERLING CHEMICALS GUARANTORS

Sterling Chemicals Guarantors Combined Statements of
  Operations for the years ended September 30, 2001, 2000
  and 1999..................................................   104

Sterling Chemicals Guarantors Combined Balance Sheets as of
  September 30, 2001 and 2000...............................   105

Sterling Chemicals Guarantors Combined Statements of Changes
  in Stockholder's Equity (Deficiency in Assets) for the
  years ended September 30, 2001, 2000 and 1999.............   106

Sterling Chemicals Guarantors Combined Statements of Cash
  Flows for the years ended September 30, 2001, 2000 and
  1999......................................................   107

Notes to Combined Financial Statements......................   108

Independent Auditors' Report................................   133

Report of Management........................................   134

                       STERLING CHEMICALS HOLDINGS, INC.

                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED SEPTEMBER 30,
                                                            ----------------------------------------------
                                                                2001             2000            1999
                                                            -------------   --------------   -------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..................................................    $ 743,565       $1,096,451       $ 739,552
Cost of goods sold........................................      757,410          955,560         701,394
                                                              ---------       ----------       ---------
Gross profit (loss).......................................      (13,845)         140,891          38,158
Selling, general and administrative expenses..............       24,636           39,327          37,649
Impairment of assets......................................           --           60,000          26,369
Other expense.............................................        2,960            1,554          10,832
Reorganization items......................................        5,422               --              --
Interest and debt related expenses, net of interest
  income(1)...............................................      113,372          122,414         104,061
                                                              ---------       ----------       ---------
Loss before taxes and extraordinary item..................     (160,235)         (82,404)       (140,753)
Provision (benefit) for income taxes......................       60,289            4,560         (34,936)
                                                              ---------       ----------       ---------
Loss before extraordinary item............................     (220,524)         (86,964)       (105,817)
Extraordinary item, loss on early extinguishment of debt,
  net of tax..............................................           --               --           4,212
                                                              ---------       ----------       ---------
Net loss..................................................     (220,524)         (86,964)       (110,029)
Preferred stock dividends.................................        3,344            2,996           2,683
                                                              ---------       ----------       ---------
Net loss attributable to common stockholders..............    $(223,868)      $  (89,960)      $(112,712)
                                                              =========       ==========       =========
Per share data:
Loss before extraordinary item............................    $  (17.27)      $    (7.13)      $   (8.60)
Extraordinary item........................................           --               --           (0.34)
                                                              ---------       ----------       ---------
Net loss per common share.................................    $  (17.27)      $    (7.13)      $   (8.94)
                                                              =========       ==========       =========

---------------

(1) Contractual interest for the year ended September 30, 2001 totaled $128,671.

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  15,830    $   7,667
  Accounts receivable, net..................................    100,690      160,294
  Inventories...............................................     48,318       83,726
  Prepaid expenses..........................................      3,358        1,027
  Deferred income tax benefit...............................         --        8,470
                                                              ---------    ---------
         Total current assets...............................    168,196      261,184
Property, plant and equipment, net..........................    284,944      318,626
Deferred income tax benefit.................................         --       48,351
Other assets................................................     57,003       73,051
                                                              ---------    ---------
         Total assets.......................................  $ 510,143    $ 701,212
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable..........................................  $  27,436    $  83,883
  Accrued liabilities.......................................     35,725       91,216
  Current portion of long-term debt.........................     33,260        2,580
                                                              ---------    ---------
         Total current liabilities..........................     96,421      177,679
Pre-petition liabilities -- subject to compromise...........    744,857           --
Pre-petition liabilities -- not subject to compromise.......    325,655           --
Long-term debt..............................................     61,084      961,570
Deferred income tax liability...............................     14,504       11,294
Deferred credits and other liabilities......................     15,786       70,944
Common stock held by ESOP...................................        289        3,519
Redeemable preferred stock..................................     27,272       23,928
Commitments and contingencies (Note 8)......................
Stockholders' equity (deficiency in assets):
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 12,422,000 shares issued and 12,199,000
    outstanding at September 30, 2001; and 12,307,000 shares
    issued and 12,094,000 outstanding at September 30,
    2000....................................................        123          123
  Additional paid-in capital................................   (546,056)    (542,712)
  Retained earnings (accumulated deficit)...................   (189,199)      28,099
  Accumulated other comprehensive income....................    (38,053)     (30,736)
  Deferred compensation.....................................         (3)         (12)
                                                              ---------    ---------
                                                               (773,188)    (545,238)
  Treasury stock, at cost, 223,000 and 213,000 shares at
    September 30, 2001 and 2000, respectively...............     (2,537)      (2,484)
                                                              ---------    ---------
         Total stockholders' equity (deficiency in
            assets).........................................   (775,725)    (547,722)
                                                              ---------    ---------
         Total liabilities and stockholders' equity
            (deficiency in assets)..........................  $ 510,143    $ 701,212
                                                              =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                                                                 RETAINED      ACCUMULATED
                                 COMMON STOCK     ADDITIONAL     EARNINGS         OTHER
                                ---------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE     DEFERRED     TREASURY
                                SHARES   AMOUNT    CAPITAL       DEFICIT)        INCOME       COMPENSATION    STOCK       TOTAL
                                ------   ------   ----------   ------------   -------------   ------------   --------   ---------
                                                                     (AMOUNTS IN THOUSANDS)
Balance, September 30, 1998...  12,073    $123    $(542,701)    $ 229,590       $(32,680)        $(111)      $(2,400)   $(348,179)
Comprehensive loss:
Net loss......................      --      --           --      (110,029)            --            --            --
Other comprehensive loss, net
  of tax:
  Translation adjustment......      --      --           --            --          3,972            --            --
  Pension adjustment..........      --      --           --            --            (60)           --            --
    Comprehensive loss........                                                                                           (106,117)
Common stock issued in
  connection with the exercise
  of warrants.................      32      --           --            --             --            --            --           --
Preferred stock dividends.....      --      --           --        (2,683)            --            --            --       (2,683)
Treasury shares issued as
  restricted stock............       1      --          (11)           --             --            (7)           18           --
Revaluation of ESOP shares to
  independently appraised
  market value................      --      --           --         1,612             --            --            --        1,612
Amortization of deferred
  compensation................      --      --           --            --             --            60            --           60
Treasury stock purchases......      (9)     --           --            --             --            --           (80)         (80)
                                ------    ----    ---------     ---------       --------         -----       -------    ---------
Balance, September 30, 1999...  12,097     123     (542,712)      118,490        (28,768)          (58)       (2,462)    (455,387)
Comprehensive loss:
Net loss......................      --      --           --       (86,964)            --            --            --
Other comprehensive loss, net
  of tax:
  Translation adjustment......      --      --           --            --         (2,015)           --            --
  Pension adjustment..........      --      --           --            --             47            --            --
    Comprehensive loss........                                                                                            (88,932)
Common stock issued in
  connection with the exercise
  of warrants.................       1      --           --            --             --            --            --           --
Preferred stock dividends.....      --      --           --        (2,996)            --            --            --       (2,996)
Revaluation of ESOP shares to
  independently appraised
  market value................      --      --           --          (431)            --            --            --         (431)
Amortization of deferred
  compensation................      --      --           --            --             --            46            --           46
Treasury stock purchases......      (4)     --           --            --             --            --           (22)         (22)
                                ------    ----    ---------     ---------       --------         -----       -------    ---------
Balance, September 30, 2000...  12,094     123     (542,712)       28,099        (30,736)          (12)       (2,484)    (547,722)
Comprehensive loss:
Net loss......................      --      --           --      (220,524)            --            --            --
Other comprehensive loss, net
  of tax:
  Translation adjustment......      --      --           --            --         (4,053)           --            --
  Pension adjustment..........      --      --           --            --         (3,264)           --            --
    Comprehensive loss........                                                                                           (227,841)
Shares issued to Non-Employee
  Directors...................      38      --           --            --             --            --            --           --
ESOP shares distributed to
  employees...................      77      --           --            --             --            --            --           --
Preferred stock dividends.....      --      --       (3,344)           --             --            --            --       (3,344)
Revaluation of ESOP shares to
  independently appraised
  market value................      --      --           --         3,226             --            --            --        3,226
Amortization of deferred
  compensation................      --      --           --            --             --             9            --            9
Treasury stock purchases......     (10)     --           --            --             --            --           (53)         (53)
                                ------    ----    ---------     ---------       --------         -----       -------    ---------
Balance, September 30, 2001...  12,199    $123    $(546,056)    $(189,199)      $(38,053)        $  (3)      $(2,537)   $(775,725)
                                ======    ====    =========     =========       ========         =====       =======    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.

                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................  $(220,524)  $(86,964)  $(110,029)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     53,558     59,003      57,677
  Interest amortization.....................................      4,047      6,057       3,105
  Extraordinary item, loss on early extinguishment of
    debt....................................................         --         --       4,212
  Deferred tax expense (benefit)............................     53,980       (257)    (38,024)
  Early retirement programs and benefit changes.............         --         --       6,781
  Discount notes amortization...............................     19,362     21,638      19,483
  Impairment of assets......................................         --     60,000      26,369
  Inventory valuation reserve...............................      8,183         --          --
  Other.....................................................      2,052        726       1,016
Change in assets/liabilities:
  Accounts receivable.......................................     55,741    (20,217)    (11,547)
  Inventories...............................................     28,284    (13,475)      3,207
  Prepaid expenses..........................................     (2,383)     4,104     (10,760)
  Other assets..............................................     (2,678)     4,959      (1,477)
  Accounts payable..........................................    (12,830)    10,987      19,137
  Accrued liabilities.......................................      8,219     12,864       4,619
  Other liabilities.........................................     13,270    (11,292)     12,341
                                                              ---------   --------   ---------
Net cash provided by (used in) operating activities.........      8,281     48,133     (13,890)
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (16,892)   (28,797)    (29,540)
  Proceeds from sale of assets..............................         --         --       3,583
                                                              ---------   --------   ---------
Net cash used in investing activities.......................    (16,892)   (28,797)    (25,957)
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Payment on term loans.....................................         --         --    (274,000)
  Net proceeds from issuance of notes.......................         --         --     287,968
  Payment on Saskatoon term loans...........................     (2,850)    (9,141)     (5,507)
  Net changes in Prior Revolvers............................    (37,206)   (17,279)     54,643
  Net borrowings under DIP Facility.........................     42,270         --          --
  Borrowings under Canadian Credit Agreement................     20,003         --          --
  Debt issuance costs.......................................     (4,901)        --     (16,480)
  Purchase of treasury stock................................        (52)       (22)        (80)
  Other.....................................................         --         (1)     (3,270)
                                                              ---------   --------   ---------
Net cash provided by (used in) financing activities.........     17,264    (26,443)     43,274
Effect of United States /Canadian exchange rate on cash.....       (490)      (147)        326
                                                              ---------   --------   ---------
Net increase (decrease) in cash and cash equivalents........      8,163     (7,254)      3,753
Cash and cash equivalents -- beginning of year..............      7,667     14,921      11,168
                                                              ---------   --------   ---------
Cash and cash equivalents -- end of year....................  $  15,830   $  7,667   $  14,921
                                                              =========   ========   =========
Supplemental disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (62,936)  $(96,134)  $ (83,167)
  Income taxes (paid) received..............................     (2,784)    (1,194)      4,750
  Cash paid for reorganization items........................        (11)        --          --

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                            ----------------------------------
                                                              2001         2000        1999
                                                            ---------   ----------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Revenues..................................................  $ 743,565   $1,096,451   $ 739,552
Cost of goods sold........................................    757,410      955,560     701,394
                                                            ---------   ----------   ---------
Gross profit (loss).......................................    (13,845)     140,891      38,158
Selling, general and administrative expenses..............     23,573       38,901      36,980
Impairment of assets......................................         --       60,000      26,369
Other expense.............................................      2,960        1,554      10,832
Reorganization items......................................      5,422           --          --
Interest and debt related expenses(1).....................     93,223       99,723      83,897
                                                            ---------   ----------   ---------
Loss before taxes and extraordinary item..................   (139,023)     (59,287)   (119,920)
Provision (benefit) for income taxes......................     42,687        4,560     (29,410)
                                                            ---------   ----------   ---------
Loss before extraordinary item............................   (181,710)     (63,847)    (90,510)
Extraordinary item, loss on early extinguishment of debt,
  net of tax..............................................         --           --       4,212
                                                            ---------   ----------   ---------
Net loss..................................................  $(181,710)  $  (63,847)  $ (94,722)
                                                            =========   ==========   =========

---------------

(1) Contractual interest for the year ended September 30, 2001 totaled $103,470.

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  14,459    $   5,740
  Accounts receivable, net..................................    103,933      163,116
  Inventories...............................................     48,318       83,726
  Prepaid expenses..........................................      3,349        1,027
  Deferred income tax benefit...............................         --        8,470
                                                              ---------    ---------
          Total current assets..............................    170,059      262,079
Property, plant and equipment, net..........................    284,944      318,626
Deferred income tax benefit.................................         --       30,748
Other assets................................................     56,847       65,690
                                                              ---------    ---------
          Total assets......................................  $ 511,850    $ 677,143
                                                              =========    =========

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable..........................................  $  27,436    $  83,883
  Accrued liabilities.......................................     35,725       91,029
  Current portion of long-term debt.........................     33,260        2,580
                                                              ---------    ---------
          Total current liabilities.........................     96,421      177,492
Pre-petition liabilities -- subject to compromise...........    561,692           --
Pre-petition liabilities -- not subject to compromise.......    325,655           --
Long-term debt..............................................     61,084      791,684
Deferred income tax liability...............................     14,504       11,294
Deferred credits and other liabilities......................     15,787       70,944
Common stock held by ESOP...................................        289        3,519
Commitments and contingencies (Note 8)......................
Stockholder's equity (deficiency in assets):
  Common stock, $.01 par value..............................         --           --
  Additional paid-in capital................................   (141,786)    (141,786)
  Accumulated deficit.......................................   (383,740)    (205,256)
  Accumulated other comprehensive income....................    (38,053)     (30,736)
  Deferred compensation.....................................         (3)         (12)
                                                              ---------    ---------
          Total stockholder's equity (deficiency in
            assets).........................................   (563,582)    (377,790)
                                                              ---------    ---------
          Total liabilities and stockholder's equity
            (deficiency in assets)..........................  $ 511,850    $ 677,143
                                                              =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

                                                                   RETAINED      ACCUMULATED
                                   COMMON STOCK     ADDITIONAL     EARNINGS         OTHER
                                  ---------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE     DEFERRED
                                  SHARES   AMOUNT    CAPITAL       DEFICIT)        INCOME       COMPENSATION     TOTAL
                                  ------   ------   ----------   ------------   -------------   ------------   ---------
                                                                  (AMOUNTS IN THOUSANDS)
Balance, September 30, 1998.....      1    $  --    $(139,786)    $ (47,868)      $(32,680)        $(111)      $(220,445)
Comprehensive loss:
Net loss........................     --       --           --       (94,722)            --            --
Other comprehensive loss, net of
  tax:
  Translation adjustment........     --       --           --            --          3,972            --
  Pension adjustment............     --       --           --            --            (60)           --
    Comprehensive loss..........                                                                                 (90,810)
Issuance of restricted stock of
  Holdings......................     --       --           --            --             --            (7)             (7)
Revaluation of ESOP shares to
  independently appraised market
  value.........................     --       --           --         1,612             --            --           1,612
Amortization of deferred
  compensation..................     --       --           --            --             --            60              60
                                   ----    -----    ---------     ---------       --------         -----       ---------
Balance, September 30, 1999.....      1       --     (139,786)     (140,978)       (28,768)          (58)       (309,590)
Comprehensive loss:.............     --       --           --       (63,847)            --            --
Net loss........................
Other comprehensive loss, net of
  tax:
  Translation adjustment........     --       --           --            --         (2,015)           --
  Pension adjustment............     --       --           --            --             47            --
    Comprehensive loss..........                                                                                 (65,815)
Issuance of restricted stock of
  Holdings......................     --       --       (2,000)           --             --            --          (2,000)
Revaluation of ESOP shares to
  independently appraised market
  value.........................     --       --           --          (431)            --            --            (431)
Amortization of deferred
  compensation..................     --       --           --            --             --            46              46
                                   ----    -----    ---------     ---------       --------         -----       ---------
Balance, September 30, 2000.....      1       --     (141,786)     (205,256)       (30,736)          (12)       (377,790)
Net loss........................     --       --           --      (181,710)            --            --
Other comprehensive loss, net of
  tax:
  Translation adjustment........     --       --           --            --         (4,053)           --
  Pension adjustment............     --       --           --            --         (3,264)           --
    Comprehensive loss..........                                                                                (189,027)
Revaluation of ESOP shares to
  independently appraised market
  value.........................     --       --           --         3,226             --            --           3,226
Amortization of deferred
  compensation..................     --       --           --            --             --             9               9
                                   ----    -----    ---------     ---------       --------         -----       ---------
Balance, September 30, 2001.....      1    $  --    $(141,786)    $(383,740)      $(38,053)        $  (3)      $(563,582)
                                   ====    =====    =========     =========       ========         =====       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.

                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................  $(181,710)  $(63,847)  $ (94,722)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     53,118     64,567      60,349
  Interest amortization.....................................      4,047         --          --
  Deferred tax expense (benefit)............................     36,378       (257)    (32,498)
  Extraordinary item, loss on early extinguishment of
    debt....................................................         --         --       4,212
  Early retirement and benefit charges......................         --         --       6,781
  Impairment of assets......................................         --     60,000      26,368
  Inventory valuation reserve...............................      8,183         --          --
  Other.....................................................      2,052        726       1,016
Change in assets/liabilities:
  Accounts receivable.......................................     55,741    (20,347)    (10,877)
  Inventories...............................................     28,284    (13,475)      3,207
  Prepaid expenses..........................................     (2,383)     4,967     (11,522)
  Other assets..............................................     (2,678)     4,096       4,811
  Accounts payable..........................................    (13,736)    10,791      17,797
  Accrued liabilities.......................................      8,219     12,864       4,619
  Other liabilities.........................................     13,270    (11,857)      6,556
                                                              ---------   --------   ---------
Net cash provided by (used in) operating activities.........      8,785     48,228     (13,903)
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (16,892)   (28,797)    (29,540)
  Proceeds from sale of assets..............................         --         --       3,583
                                                              ---------   --------   ---------
Net cash used in investing activities.......................    (16,892)   (28,797)    (25,957)
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Payment on term loans.....................................         --         --    (274,000)
  Net proceeds from issuance of notes.......................         --         --     287,968
  Payment on Saskatoon term loans...........................     (2,850)    (9,141)     (5,507)
  Net changes in Prior Revolvers............................    (37,206)   (17,279)     54,643
  Net borrowings under DIP Facility.........................     42,270         --          --
  Borrowings under Canadian Credit Agreement................     20,003         --          --
  Debt issuance costs.......................................     (4,901)        --     (16,480)
  Dividends paid to Holdings................................         --     (2,000)         --
  Other.....................................................         --        (23)     (3,350)
                                                              ---------   --------   ---------
Net cash provided by (used in) financing activities.........     17,316    (28,443)     43,274
Effect of United States /Canadian exchange rate on cash.....       (490)      (147)        326
                                                              ---------   --------   ---------
Net increase (decrease) in cash and cash equivalents........      8,719     (9,159)      3,740
Cash and cash equivalents -- beginning of period............      5,740     14,899      11,159
                                                              ---------   --------   ---------
Cash and cash equivalents -- end of year....................  $  14,459   $  5,740   $  14,899
                                                              =========   ========   =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............    (63,095)  $(96,139)  $ (83,180)
  Income taxes (paid) received..............................     (2,784)    (1,194)      4,750
  Cash paid for reorganization items........................        (11)        --          --

   The accompanying notes are an integral part of the consolidated financial statements.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sterling Chemicals Holdings, Inc. ("Holdings" and, together with its subsidiaries, unless otherwise indicated, are collectively referred to as "we," "our," "ours," and "us") through its subsidiaries owns or operates facilities for the manufacture of eight commodity petrochemicals at our Texas City, Texas plant. Additionally, we manufacture chemicals for use primarily in the pulp and paper industry at five plants in Canada and a plant in Valdosta, Georgia and manufacture acrylic fibers at our plant in Santa Rosa County, Florida. At our Texas City plant, we have production capacity for styrene, acrylonitrile, acetic acid, plasticizers, methanol, disodium iminodiacetic acid ("DSIDA"), tertiary butylamine ("TBA") and sodium cyanide. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We produce specialty textiles and technical fibers at our Santa Rosa plant, as well as licensing our acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at our five plants in Canada and our Valdosta plant. Sodium chlorite is produced at one of our Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of our Canadian locations. We also license, engineer and oversee construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

     Holdings is a holding company whose only material asset is its investment in Sterling Chemicals, Inc. ("Chemicals"). Chemicals and its subsidiaries own substantially all of our consolidated operating assets.

     Our significant accounting policies are described below.

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings. The accompanying consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     The Chapter 11 petitions were driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemical products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar which has caused their export sales to be at a competitive disadvantage and higher raw material and energy costs. As a result of these conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors may assume favorable pre-petition contracts and leases, reject unfavorable pre-petition contracts and leases and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the Debtors. Unless otherwise ordered by the Bankruptcy Court, the Debtors have the exclusive right to propose a plan of reorganization until March 13, 2002, and the exclusive right to seek acceptances of any plan proposed by them until May 12, 2002. A plan of reorganization, when filed, will set forth the means

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for treating claims, including liabilities subject to compromise and interests in the Debtors. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing equity interests as a result of the issuance of securities to creditors or new investors. The Debtors are in the early stages of formulating a plan of reorganization. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy cases, in general, or the effect on the business of the Debtors, the claims of creditors of the Debtors or the interests of stockholders of Holdings. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, could be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Reorganization items reflected in the Statement of Operations for fiscal 2001 are composed primarily of professional fees directly related to the bankruptcy cases.

     As a result of the bankruptcy filings and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things, (i) the Debtors' ability to comply with the terms of the DIP Financing and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases,
(ii) the ability of the Debtors to access the incremental $40 million in DIP Financing that is dependent on an effective priming order, (iii) the ability of the Debtors to maintain adequate cash on hand, (iv) the ability of the Debtors to generate sufficient cash from operations, (v) the ability of the Debtors' subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (vii) the Debtors' ability to achieve profitability following such confirmation. As the Debtors can give no assurances that they will accomplish any of the foregoing, there is substantial doubt about the Debtors', and therefore our ability to continue as a going concern.

     We have limited liquidity, which may prove inadequate during our reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements and compliance with the EBITDA covenant contained in the DIP Financing. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy. See Note 4 for additional information regarding the status of the challenge to the priming order and the impact on our business.

     The accompanying financial statements do not include any adjustments that may result from the resolution of these uncertainties.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for fiscal 2001, 2000 and 1999 was $0.5 million, $2.2 million and $1.4 million, respectively.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment tests of long-lived assets are made when conditions indicate their carrying cost may not be recoverable. Such impairment tests are based on a comparison of undiscounted future cash flows or the market value of similar assets to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value. We incurred an impairment loss of $26.4 million related to our methanol production assets in fiscal 1999 and an impairment loss of $60 million related to our acrylic fibers business in fiscal 2000.

  PATENTS AND ROYALTIES

     The costs of patents are amortized on a straight-line basis over their estimated useful lives, which approximate ten years. We capitalized the value of our chlorine dioxide generator technology acquired in fiscal 1992 based on the net present value of all estimated remaining royalty payments associated with this technology. The resulting intangible amount is included in other assets and is amortized over the average life for these royalty payments of ten years.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  DEBT ISSUE COSTS

     Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue costs for debt subject to compromise are included as a valuation of the related debt. When the debt subject to compromise becomes an allowed claim, and if the allowed claim differs from the net carrying amount of the debt subject to compromise, the recorded amount will be adjusted to the amount of the allowed claim, with the difference reflected in reorganization items. As a result of the DIP Financing, $2.0 million of debt issue costs were expensed as interest and debt related expense in fiscal 2001.

  INCOME TAXES

     Deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted rates.

  REVENUE RECOGNITION

     We generate revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. In addition, we have entered into profit sharing arrangements with respect to some of our petrochemicals products. We recognize revenue from sales in the open market, raw material conversion agreements and long-term supply contracts when the products are shipped. Revenues from profit sharing arrangements are estimated and accrued monthly. Deferred credits are amortized over the life of the contracts which gave rise to them. We also generate revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. We also receive prepaid royalties, which are recognized over a period, which is typically ten years. In addition, we generate revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized as earned. We classify shipping and handling costs associated with product delivered to customers as cost of goods sold.

  FOREIGN CURRENCY TRANSLATION

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

  EARNINGS (LOSS) PER SHARE

     For purposes of computing net loss per common share, net loss has been adjusted by an amount equal to the fair market value of "Released Shares," which are shares held by Chemicals' employee stock ownership plan that have been allocated to the ESOP accounts of our employees, minus amounts previously recognized as compensation expense with respect to Released Shares, adjusted to reflect the amount of depreciation/ appreciation in value of Released Shares in prior periods. This adjustment to net loss is made because we are obligated, under certain circumstances, to purchase from participants under the plan any shares of Holdings' common stock distributed by the ESOP to these participants. Accordingly, the weighted average number of

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

outstanding shares of the common stock of Holdings and the computation of the net loss per common share are as follows (in thousands):

                                                         YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                       2001        2000       1999
                                                     ---------   --------   ---------
Net loss attributable to common stockholders.......  $(223,868)  $(89,960)  $(112,712)
Adjustment for depreciation (appreciation) in value
  of Released Shares...............................      3,226       (431)      1,048
                                                     ---------   --------   ---------
Net loss for purpose of computing net loss per
  share............................................  $(220,642)  $(90,391)  $(111,664)
                                                     =========   ========   =========
Net loss per common share..........................  $  (17.27)  $  (7.13)  $   (8.94)
                                                     =========   ========   =========
Weighted average shares outstanding................     12,779     12,670      12,495
                                                     =========   ========   =========

As losses were incurred in fiscal 2001, 2000 and 1999, basic and diluted earnings per share are the same for these periods.

  COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS):

                                                      CUMULATIVE
                                                      TRANSLATION    PENSION
                                                      ADJUSTMENT    ADJUSTMENT    TOTAL
                                                      -----------   ----------   --------
Balance, September 30, 1998.........................   $(32,559)     $  (121)    $(32,680)
Changes.............................................      3,972          (60)       3,912
                                                       --------      -------     --------
Balance, September 30, 1999.........................    (28,587)        (181)     (28,768)
Changes.............................................     (2,015)          47       (1,968)
                                                       --------      -------     --------
Balance, September 30, 2000.........................    (30,602)        (134)     (30,736)
Changes.............................................     (4,053)      (3,264)      (7,317)
                                                       --------      -------     --------
Balance, September 30, 2001.........................   $(34,655)     $(3,398)    $(38,053)
                                                       ========      =======     ========

There is no tax expense or benefit associated with the cumulative translation adjustment amounts above. The pension adjustment amounts are net of tax provision (benefit) of zero, $24,000 and $(32,000), for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

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

  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, we have assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable and certain accrued expenses due to the short maturities of these instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. The fair value of pre-petition liabilities subject to compromise and pre-petition liabilities not subject to compromise is not possible to determine given

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the uncertainty of the impact of the bankruptcy proceedings. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include environmental reserves, litigation contingencies, maintenance costs related to shut downs, taxes and revenues. Actual results could differ from these estimates.

  RECLASSIFICATION

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).

2.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Inventories:
  Finished products.........................................  $  25,660    $  53,746
  Raw materials.............................................      9,006       14,107
                                                              ---------    ---------
Inventories at cost.........................................     34,666       67,853
  Inventories under exchange agreements.....................        749       (3,666)
  Stores and supplies.......................................     12,903       19,539
                                                              ---------    ---------
                                                              $  48,318    $  83,726
                                                              =========    =========
Property, plant and equipment:
  Land......................................................  $  10,153    $  10,237
  Buildings.................................................     56,368       57,074
  Plant and equipment.......................................    731,546      726,099
  Construction in progress..................................     12,491        9,837
  Less: accumulated depreciation............................   (525,614)    (484,621)
                                                              ---------    ---------
                                                              $ 284,944    $ 318,626
                                                              =========    =========
Other assets:
  Patents and technology, net...............................  $  10,061    $  15,641
  Debt issue costs, net.....................................     18,987       30,791
  Other.....................................................     27,955       26,619
                                                              ---------    ---------
                                                              $  57,003    $  73,051
                                                              =========    =========

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Accrued liabilities:
  Repairs...................................................  $  14,704    $  13,500
  Interest..................................................        414       20,650
  Compensation..............................................      2,086       27,018
  Property taxes............................................      1,748        6,469
  Other.....................................................     16,773       23,579
                                                              ---------    ---------
                                                              $  35,725    $  91,216
                                                              =========    =========
Deferred credits and other liabilities:
  Deferred revenue..........................................  $   5,836    $   4,659
  Accrued postretirement, pension and post employment
     benefits...............................................      6,502       57,583
  Other.....................................................      3,448        8,702
                                                              ---------    ---------
                                                              $  15,786    $  70,944
                                                              =========    =========

3.  PRE-PETITION LIABILITIES

  LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying consolidated financial statements. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts.

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of September 30, 2001, consisted of the following:

                                                               (DOLLARS IN THOUSANDS)
Accrued litigation..........................................         $  3,454
Trade accounts payable......................................           34,486
Accrued interest............................................           19,201
Debt:(1)
  11 1/4% Notes.............................................          149,500
  11 3/4% Notes.............................................          268,885
  13 1/2% Notes.............................................          185,436
Employee benefits...........................................           64,853
Accrued taxes...............................................            4,811
Other.......................................................           14,231
                                                                     --------
Total liabilities subject to compromise.....................         $744,857
                                                                     ========

---------------

(1) Debt liabilities are presented net of unamortized debt issue costs of $12.9 million.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on pre-petition debt that was not paid or charged to earnings for the period from July 16, 2001 to September 30, 2001, was $15.3 million. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims.

  LIABILITIES NOT SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. Management believes all amounts below are fully secured liabilities that are not expected to be compromised.

     On a consolidated basis, recorded liabilities not subject to compromise under Chapter 11 proceedings as of September 30, 2001, consisted of the following:

                                                              (DOLLARS IN THOUSANDS)
12 3/8% Senior Secured Notes................................         $295,000
Accrued interest on 12 3/8% Senior Secured Notes............           25,983
Employee benefits...........................................            4,672
                                                                     --------
Total liabilities not subject to compromise.................         $325,655
                                                                     ========

4.  LONG-TERM DEBT

     This note contains information regarding our debt as of September 30, 2001. As a result of the filing of the Chapter 11 cases previously described, no payments will be made by the Debtors on pre-petition debt except as approved by the Bankruptcy Court.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Borrowings consisted of the following:

                                                                   SEPTEMBER 30,
                                                              -----------------------
DOMESTIC BORROWINGS                                              2001         2000
-------------------                                           -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
DIP Financing...............................................  $   42,270    $     --
Other Domestic Borrowings:
  Prior Revolver............................................          --      37,206
  11 1/4% notes.............................................     150,000     152,154
  11 3/4% notes.............................................     275,000     275,000
  12 3/8% notes.............................................     295,000     295,000
                                                              ----------    --------
Chemicals' domestic borrowings..............................     762,270     759,360
Holdings' 13 1/2% notes.....................................     191,750     169,886
                                                              ----------    --------
  Total domestic borrowings.................................     954,020     929,246
                                                              ----------    --------
Canadian Borrowings
Canadian Credit Agreement...................................      20,003          --
Saskatoon term loans........................................      32,054      34,904
                                                              ----------    --------
  Total Canadian borrowings.................................      52,057      34,904
                                                              ----------    --------
  Total borrowings..........................................   1,006,077     964,150
Less: Current portion not subject to compromise.............     (33,260)     (2,580)
Less: Borrowings subject to compromise (see Note 3).........    (616,733)         --
Less: Borrowings not subject to compromise (see Note 3).....    (295,000)         --
                                                              ----------    --------
  Long-term debt............................................  $   61,084    $961,570
                                                              ==========    ========

     Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under the Prior Credit Agreement (as defined below) and each of the indentures governing our outstanding notes and all of this indebtedness was accelerated and became immediately due and payable. The Prior Revolvers (as defined below) were completely paid off with the proceeds of the initial draw under the DIP Financing. However, the Debtors may pay the indebtedness under the indentures only pursuant to a confirmed plan of reorganization or order of the Bankruptcy Court. During the pendency of the Chapter 11 cases, the Debtors will not, for the most part, be subject to the restrictions contained in the Prior Credit Agreement (as defined below) or any of the indentures. However, the Debtors will be subject to the restrictions contained in the DIP Financing, Sterling Pulp Chemicals, Ltd. ("Sterling Pulp") will be subject to restrictions contained in both the DIP Financing and the Canadian Financing Agreement (as defined below) and our Saskatoon subsidiary will be subject to the restrictions contained in its credit facility.

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by Tyco Capital (formerly The CIT Group/Business Credit, Inc.) to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' previous revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 is on

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

appeal to the U.S. District Court, but no stay of the final order has been sought or imposed, and the order remains fully effective. While no assurances can be given, we do not believe the final order will be overturned on appeal.

     Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, but some of the liens have been granted super-priority administrative expense claims for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid. The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. At September 30, 2001, the total credit available under the DIP Financing was $112.8 million due to borrowing base restrictions under the current assets revolver. At September 30, 2001, $42.3 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver, leaving at September 30, 2001, unused borrowing capacity under the secured revolving credit facilities of approximately $66.1 million.

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the currents assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered an order dated December 19, 2001, reinstating the priming order subject to an appropriate compensatory adjustment in favor of the 12 3/8% Notes of four percentage points of additional interest on up to $40 million. In addition, the Bankruptcy Court scheduled a hearing for January 2, 2002 to determine certain technical details regarding implementation of this 4% increase. The Debtors anticipate that the priming order will be further appealed by the indenture trustee. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is stayed or is not ultimately upheld on appeal, the Debtors will need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. However, we can give no assurances that the priming order will not be stayed or will be upheld on appeal or, if stayed or not upheld on appeal, that additional sources of financing will be available or adequate or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp, entered into a financing agreement with Tyco Capital Business Credit (Canada) Inc. ("Tyco Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. The initial term of the Canadian Financing Agreement extends to July 2004. The Canadian Financing Agreement may be terminated by either

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Sterling Pulp or Tyco Canada thereafter only by giving 60 days written notice of termination prior to each subsequent anniversary date. At September 30, 2001, $20 million was drawn under the Canadian Financing Agreement.

     Under the DIP Financing, the Debtors (excluding Holdings) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Base Facility consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - first priority liens on all of the capital stock of Chemicals and the other co-borrowers, all of our United States production facilities and related assets and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - second priority liens on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 65% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

     - an $85 million current assets revolving credit facility secured by:

      - a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers;

      - a second priority lien on 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - third priority liens on the remaining 65% of that stock, all of the capital stock of Chemicals and the other co-borrowers and all of our United States production facilities and related assets.

     Available credit under the fixed assets revolving credit facility is not subject to a borrowing base. At September 30, 2001, available credit under the current assets revolving credit facility was subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42.5 million. In addition, the borrowing base for the current assets revolver was required to exceed outstanding borrowings thereunder by $12 million at all times with a maximum of $85 million available under the current asset revolving credit facility.

     Assuming the priming order is not overturned on appeal, (i) maximum availability under the current assets revolving credit facility is $125 million,
(ii) the monthly borrowing base consists of 85% of eligible accounts receivable, the lesser of $10 million or 33% of specified estimated future royalty payments related to the Debtors' chlorine dioxide generator technology and 65% of eligible inventory, with an inventory cap of $62.5 million and, (iii) the borrowing base for the current assets revolver is required to exceed outstanding borrowings by only $6 million at all times.

     If the priming order remains effective and the total commitments under the current assets revolver are increased to $125 million, the incremental $40 million is secured by first priority liens on all of our United States production facilities and related assets and all of the capital stock of the co-borrowers (excluding Chemicals) to secure up to $40 million under the current assets revolver, as well as all of the same collateral securing the initial $85 million current assets revolver. Consequently, after giving effect to the priming order, the DIP Financing consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - a first priority lien on all of the capital stock of Chemicals;

      - second priority liens on all of our United States production facilities and related assets, all of the capital stock of the co-borrowers (excluding Chemicals), all accounts receivable, inventory and

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

        other specified assets of Chemicals and the other co-borrowers and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - a third priority lien on the remaining 65% of that stock; and

     - a $125 million current assets revolving credit facility:

      - $40 million of which is secured by first priority liens on all of our United States production facilities and related assets, all of the capital stock of the co-borrowers (excluding Chemicals) and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and a second priority lien on the remaining 65% of that stock; and

      - all of which is secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers, third priority liens on all of the capital stock of Chemicals and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and fourth priority liens on the remaining 65% of that stock, all of the capital stock of the co-borrowers (excluding Chemicals) and all of our United States production facilities and related assets.

     Borrowings under the fixed assets revolving credit facility bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the DIP Financing) plus 3.75% or the "Alternate Base Rate" (as defined in the DIP Financing) plus 2.25%. Borrowings under the current assets revolving credit facility bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.50% or the Alternate Base Rate plus 2.00%. At September 30, 2001, the weighted average interest rate in effect was 7.2%. The DIP Financing also requires Chemicals and the co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the fixed assets revolving credit facility, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the current assets revolving credit facility.

     At September 30, 2001, the total credit available under the DIP Financing was $112.8 million due to the current assets revolver borrowing base limitations discussed above. At September 30, 2001, $42.3 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver, leaving at September 30, 2001, unused borrowing capacity under the secured revolving credit facilities of approximately $66.1 million.

     At September 30, 2001, $20 million was drawn under the Canadian Financing Agreement. Borrowings under the Canadian Financing Agreement bear interest at the CIBC Bank Rate (as defined in the Canadian Financing Agreement) plus between 2.0% and 2.5%, or at the LIBOR Rate plus 3.5%.

     The DIP Financing and the Canadian Financing Agreement contain numerous covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenants.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer pursuant to which all of these notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of that subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

future subordinated indebtedness of that subsidiary. The 12 3/8% Notes and the subsidiary guarantees are secured by:

     - a second priority lien on all of our United States production facilities and related assets;

     - a second priority pledge of all of the capital stock of each subsidiary guarantor; and

     - a first priority pledge of 65% of the stock of certain of the Company's subsidiaries incorporated outside of the United States.

     As a result of the priming order, the second priority liens held by the 12 3/8% Notes on all of our United States production facilities and related assets and the capital stock of each subsidiary guarantor became third priority liens. The priming order does not affect the priority of the pledge held by the 12 3/8% Notes of 65% of the stock of certain of our subsidiaries incorporated outside of the United States.

     The 12 3/8 Notes bear interest at the annual rate of 12 3/8%, payable semi-annually on January 15 and July 15 of each year commencing January 15, 2000. During the pendency of the Chapter 11 cases, interest may accrue to the extent permitted by the Bankruptcy Code but is not payable unless ordered by the Bankruptcy Court. Without regard to the Chapter 11 filings, and except as otherwise provided below, the 12 3/8% Notes may not be redeemed by Chemicals prior to July 15, 2003. From that date until July 15, 2004, the 12 3/8% Notes may be redeemed at a premium of the principal amount thereof at maturity of 106.188% and, from July 15, 2004 until July 15, 2005, the 12 3/8% Notes may be redeemed at a premium of the principal amount thereof at maturity of 103.094%. Thereafter, Chemicals may redeem the 12 3/8% Notes at their face value plus accrued and unpaid interest. Prior to July 15, 2002, Chemicals may redeem in the aggregate up to 35% of the original principal amount of the 12 3/8% Notes with the proceeds of one or more specified Public Equity Offerings. Such redemptions may be made at a redemption price of 112.375% of the face value of the 12 3/8% Notes plus accrued and unpaid interest to the redemption date. After such redemption, at least $191.75 million aggregate principal amount of the 12 3/8% Notes must remain outstanding. No redemptions will be made during the pendency of the Chapter 11 cases. The terms of a plan of reorganization will determine any redemption rights thereafter.

     On July 23, 1999, Chemicals also established two secured revolving credit facilities providing up to $155,000,000 in revolving credit loans (the "Prior Revolvers") under a single Revolving Credit Agreement (the "Prior Credit Agreement"). Under the Prior Credit Agreement, Chemicals and each of its direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) were co-borrowers and were jointly and severally liable for any indebtedness thereunder. The Prior Revolvers consisted of (i) an $85,000,000 revolving credit facility secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and (ii) a $70,000,000 revolving credit facility secured by a first priority lien on all of our United States production facilities and related assets, all of the capital stock of Chemicals and all of the capital stock of each co-borrower and a second priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers. As mentioned above, the initial draw under the DIP Financing was used to repay all amounts under the Prior Revolvers.

     As part of our recapitalization in August of 1996, Chemicals issued $275.0 million of its 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes") and Holdings issued 191,751 Units, with each Unit consisting of one 13 1/2% Senior Secured Discount Note due 2008 (collectively, the "13 1/2% Notes") and one warrant to purchase three shares of the common stock, par value $0.01 per share, of Holdings ("Holdings Common Stock") for $0.01 per share. Holdings received $100 million in initial proceeds upon issuing $191.8 million of 13 1/2% Notes under the Units offering. On April 7, 1997, Chemicals issued $150.0 million of its 11 1/2% Senior Subordinated Notes due 2007 (the "11 1/2% Notes").

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The 11 3/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 1/4% Notes and all future senior subordinated indebtedness. The 11 3/4% Notes bear interest at the annual rate of 11 3/4%, payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997. However, no interest will be paid during the pendency of the Chapter 11 cases. As management believes this liability is subject to compromise, interest expense is not being recorded after the Petition Date. The 11 3/4% Notes were not redeemable by Chemicals prior to August 15, 2001. Under the indenture for the 11 3/4% Notes, from that date through August 15, 2004, the 11 3/4% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 105.875% and 101.958% and, after August 15, 2004, Chemicals may redeem the 11 3/4% Notes at their face value plus accrued and unpaid interest. However, notwithstanding the foregoing, no redemptions may be made during the pendency of the Chapter 11 cases and the terms of a plan of reorganization will determine any redemption rights thereafter.

     The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4 % Notes and all future senior subordinated indebtedness of Chemicals. The 11 1/4% Notes bear interest at the annual rate of 11 1/4%, payable semi-annually on April 1 and October 1 of each year commencing October 1, 1997. However, no interest will be paid during the pendency of the Chapter 11 cases. As management believes this liability is subject to compromise, interest expense is not being recorded after the Petition Date. Under the indenture for the 11 1/4% Notes, the 11 1/4% Notes may not be redeemed by Chemicals prior to April 1, 2002 and, from that date through April 1, 2005, the 11 1/4% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 105.625% and 101.875%. After April 1, 2005, Chemicals may redeem the 11 1/4% Notes at their face value plus accrued and unpaid interest. However, notwithstanding the foregoing, no redemptions may be made during the pendency of the Chapter 11 cases and the terms of a plan of reorganization will determine any redemption rights thereafter.

     The 13 1/2% Notes are senior secured obligations of Holdings and rank equally in right of payment with all other senior indebtedness of Holdings and senior in right of payment to all subordinated indebtedness of Holdings. The
13 1/2% Notes accreted interest until August 15, 2001, with no interest payable in cash until February 15, 2002, at an annual rate of 13 1/2%, compounded semi-annually. Commencing in 2002, interest becomes payable under the terms of the 13 1/2% Notes semi-annually on February 15 and August 15 of each year until maturity. However, no interest will be paid during the pendency of the Chapter 11 cases. As management believes this liability is subject to compromise, interest expense is not being recorded after the Petition Date. Under the indenture for the 13 1/2% Notes, the 13 1/2% Notes may be redeemed by Holdings through August 15, 2006 at a premium of the principal amount thereof at maturity varying between 106.75% and 101.35% and, after August 15, 2006, at their principal amount plus accrued interest. However, notwithstanding the foregoing, no redemptions may be made during the pendency of the Chapter 11 cases and the terms of a plan of reorganization will determine any redemption rights thereafter.

     On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd. ("Saskatoon Chemicals"), a subsidiary of Weyerhaeuser Canada Ltd. (the "Saskatoon Acquisition"). In connection with the Saskatoon Acquisition, Sterling Sask entered into a credit agreement (the "Saskatoon Credit Agreement") with JP Morgan of Canada, individually and as administrative agent. Funding under the Saskatoon Credit Agreement occurred July 10, 1997, upon consummation of the Saskatoon Acquisition. The Saskatoon Credit Agreement provides for a revolving credit facility of Cdn. $8.0 million (the "Saskatoon Revolver") and a term loan facility consisting of a Cdn. $25.0 million Tranche A term loan due June 30, 2003 and a $36.4 million Tranche B term loan due June 30, 2005 (the "Saskatoon Term Loans"). Advances under the Saskatoon Revolver are subject to a borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of 50% of the borrowing base. At September 30, 2001, the

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

borrowing base did not limit available credit and there were no borrowings outstanding under the Saskatoon Revolver. Sterling Sask's obligations under the Saskatoon Credit Agreement are secured by substantially all of the assets of Sterling Sask. The Saskatoon Credit Agreement requires Sterling Sask to satisfy certain financial covenants and tests. In addition, the Saskatoon Credit Agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the Saskatoon Term Loans.

     The Sterling Sask Tranche A term loan and the Saskatoon Revolver borrowings bear interest, at Sterling Sask's option, at an annual rate of either the Bankers Acceptance Rate or the Base Rate plus an Applicable Margin (as such terms are defined in the Saskatoon Credit Agreement) of 2.5% and 1.5%, respectively, until September 30 2001, and 3.0% and 2.0% thereafter. The Tranche B term loan bears interest, at Sterling Sask's option, at an annual rate of either the Eurodollar Rate or the Base Rate plus an Applicable Margin of 3.0% and 2.0%, respectively, through September 30, 2001, and 3.5% and 2.5%, respectively, thereafter. The "Base Rate" for the Tranche A term loan and the Saskatoon Revolver is equal to the greater of the Prime Rate for Canadian Dollar commercial loans made in Canada, as announced from time to time by the agent bank or the rate for Canadian Dollar Bankers Acceptances accepted by the agent with a term to maturity of 30 days plus 1% (as such terms are defined in the Saskatoon Credit Agreement). The "Base Rate" for the Tranche B term loan is equal to the greater of the Prime Rate as announced from time to time by the agent bank, the "Federal Funds Effective Rate" plus 1/2% or the "Base CD Rate" plus 1% (as such terms are defined in the Saskatoon Credit Agreement). At September 30, 2001, the interest rates in effect for the Tranche A and Tranche B term loans were 6.3% and 6.1%, respectively. The Saskatoon Credit Agreement also requires Sterling Sask to pay a commitment fee in the amount of 1/2% commitment under the Saskatoon Revolver.

     The Saskatoon Credit Agreement contains provisions which currently prohibit the payment of advances, loans and dividends from Sterling Sask to Chemicals or Holdings.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement have executed a forbearance agreement under which they have temporarily agreed to not exercise their remedies under that agreement. In connection with obtaining the lenders' agreement to enter into the forbearance arrangement, the Saskatoon Credit Agreement was amended in several respects, including the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from our Saskatoon subsidiary to us or Chemicals and the inclusion of a restriction on our ability to draw upon the revolving credit facility during the remainder of calendar year 2001. The Saskatoon subsidiary has not drawn on the revolver since its inception in 1997 and as of September 30, 2001, had approximately $11.8 million in cash and cash equivalents on hand. The forbearance agreement expires on December 31, 2001. We are currently negotiating a waiver and amending agreement with the lenders and expect to have this agreement executed in the near-term; however, no assurance can be given that this waiver and amending agreement will be executed or that the forbearance arrangement will be extended beyond December 31, 2001.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEBT MATURITIES

     The estimated remaining principal payments on the outstanding debt of our subsidiaries that have not filed Chapter 11 are as follow:

YEAR ENDING
SEPTEMBER 30,                                                    PRINCIPAL PAYMENTS
-------------                                                  ----------------------
                                                               (DOLLARS IN THOUSANDS)
2002........................................................          $33,260
2003........................................................            1,810
2004........................................................           16,987
2005........................................................               --
2006........................................................               --
Thereafter..................................................               --
                                                                      -------
          Total debt of subsidiaries that have not filed
            Chapter 11......................................          $52,057
                                                                      =======

5.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                       STERLING CHEMICALS HOLDINGS, INC.

                             (DEBTOR-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED SEPTEMBER 30, 2001
                                             -----------------------------------------------------------
                                              ENTITIES IN     ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION                   COMBINED
                                              PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                             --------------   ---------------   ------------   ---------
                                                               (DOLLARS IN THOUSANDS)
Revenues...................................    $ 569,519         $175,640         $(1,594)     $ 743,565
Cost of goods sold.........................      617,774          141,487          (1,851)       757,410
                                               ---------         --------         -------      ---------
Gross profit (loss)........................      (48,255)          34,153             257        (13,845)
Selling, general and administrative
  expenses.................................       18,348            6,288              --         24,636
Other expense..............................        2,960               --              --          2,960
Reorganization items.......................        5,422               --              --          5,422
Interest and debt related expenses, net....      107,677            5,695              --        113,372
                                               ---------         --------         -------      ---------
Income (loss) before income taxes..........     (182,662)          22,170             257       (160,235)
Income tax expense (benefit)...............       52,262            8,027              --         60,289
                                               ---------         --------         -------      ---------
Net income (loss)..........................    $(234,924)        $ 14,143         $   257      $(220,524)
                                               =========         ========         =======      =========

                       STERLING CHEMICALS HOLDINGS, INC.

                             (DEBTOR-IN-POSSESSION)
                       CONDENSED COMBINED BALANCE SHEETS

                                                                SEPTEMBER 30, 2001
                                         -----------------------------------------------------------------
                                          ENTITIES IN     ENTITIES NOT IN
                                         REORGANIZATION   REORGANIZATION
                                          PROCEEDINGS       PROCEEDINGS     ELIMINATIONS   COMBINED TOTALS
                                         --------------   ---------------   ------------   ---------------
                                                              (DOLLARS IN THOUSANDS)

                                                 ASSETS:

Cash and cash equivalents..............    $   3,975         $ 11,855         $     --        $  15,830
Accounts receivable, net...............       74,080           26,018              592          100,690
Inventories............................       37,535           10,844              (61)          48,318
Prepaid expenses.......................        2,327            1,031               --            3,358
Property, plant and equipment, net.....      181,446          103,498               --          284,944
Other assets...........................       91,262           26,620          (60,879)          57,003
                                           ---------         --------         --------        ---------
          Total Assets.................    $ 390,625         $179,866         $(60,348)       $ 510,143
                                           =========         ========         ========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):


Current liabilities....................    $  73,144         $ 51,780         $(28,503)       $  96,421
Liabilities subject to compromise......      744,857               --               --          744,857
Liabilities not subject to
  compromise...........................      325,655               --               --          325,655
Long-term debt.........................       42,287           18,797               --           61,084
Non-current liabilities................        9,670           20,909               --           30,579
Redeemable preferred stock.............       27,272               --               --           27,272
Stockholders' equity (deficiency in
  assets)..............................     (832,260)          88,380          (31,845)        (775,725)
                                           ---------         --------         --------        ---------
Total Liabilities and Stockholders'
  Equity (Deficiency in Assets)........    $ 390,625         $179,866         $(60,348)       $ 510,143
                                           =========         ========         ========        =========

                       STERLING CHEMICALS HOLDINGS, INC.

                             (DEBTOR-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED SEPTEMBER 30, 2001
                                                         -------------------------------------------
                                                          ENTITIES IN     ENTITIES NOT IN
                                                         REORGANIZATION   REORGANIZATION    COMBINED
                                                          PROCEEDINGS       PROCEEDINGS      TOTALS
                                                         --------------   ---------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities....     $ (7,740)        $ 16,021       $  8,281
Cash flows from investing activities:
  Capital expenditures.................................      (10,517)          (6,375)       (16,892)
                                                            --------         --------       --------
Net cash used in investing activities:.................      (10,517)          (6,375)       (16,892)
Cash flows from financing activities:
  Proceeds from financing..............................       42,270           20,003         62,273
  Repayments of long-term debt.........................      (37,206)          (2,850)       (40,056)
  Intercompany loan activity...........................       19,409          (19,409)            --
  Debt issuance costs..................................       (3,789)          (1,112)        (4,901)
  Other................................................          (52)              --            (52)
                                                            --------         --------       --------
Net cash provided by (used in) financing activities....       20,632           (3,368)        17,264
Effect of exchange rate changes on cash................           --             (490)          (490)
                                                            --------         --------       --------
Net increase (decrease) in cash and cash equivalents...        2,375            5,788          8,163
Cash and cash equivalents at:
  Beginning of year....................................        1,600            6,067          7,667
                                                            --------         --------       --------
  End of year..........................................     $  3,975         $ 11,855       $ 15,830
                                                            ========         ========       ========

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES

     A reconciliation of federal statutory income taxes to our effective tax provision (benefit) before extraordinary item follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Benefit for income taxes at statutory rates..........  $(56,082)  $(28,841)  $(51,526)
Taxable foreign dividends............................     4,423      2,889      4,295
Change in valuation allowance........................   116,286     31,093      1,514
Non-deductible expenses..............................       453        879        815
State and foreign income taxes.......................       (95)    (1,437)       550
Other................................................    (4,696)       (23)     9,416
                                                       --------   --------   --------
Effective tax provision (benefit)....................  $ 60,289   $  4,560   $(34,936)
                                                       ========   ========   ========

     The provision (benefit) for income taxes is composed of the following:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   ------   --------
                                                            (DOLLARS IN THOUSANDS)
Current federal.........................................  $    --   $   --   $  2,246
Deferred federal........................................   52,261       --    (36,724)
Current foreign.........................................    3,290    3,328         --
Deferred foreign........................................    1,719     (257)    (1,300)
Provincial and state income taxes.......................    3,019    1,489        842
                                                          -------   ------   --------
Total tax provision (benefit)...........................  $60,289   $4,560   $(34,936)
                                                          =======   ======   ========

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of our deferred income tax assets and liabilities are summarized below:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Deferred tax assets:
Accrued liabilities.........................................   $  10,412     $ 11,513
Accrued postretirement cost.................................      13,977       13,638
Tax loss and credit carry forwards..........................     111,794       58,982
Discount note interest......................................      29,406       24,466
Other.......................................................      17,205       16,275
                                                               ---------     --------
Total deferred tax assets...................................     182,794      124,874
                                                               ---------     --------
Deferred tax liabilities:
Property, plant and equipment...............................   $ (44,752)    $(42,018)
Other.......................................................      (3,653)      (4,722)
                                                               ---------     --------
Total deferred tax liabilities..............................     (48,405)     (46,740)
Valuation allowance.........................................    (148,893)     (32,607)
                                                               ---------     --------
Net deferred tax assets (liabilities).......................     (14,504)      45,527
Less: current deferred tax assets...........................          --       (8,470)
                                                               ---------     --------
Long-term deferred tax assets (liabilities).................   $ (14,504)    $ 37,057
                                                               =========     ========

     We have approximately $318 million in United States net operating losses ("U.S. NOL") which will expire during fiscal 2018-2021. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment and determining the valuation allowance. In June 2001, based on the uncertainty as to the effect of the Chapter 11 filings on the utilization of the U.S. NOL and the future realization of other net deferred tax assets, we were not able to conclude that it was more likely than not that we would be able to realize the future benefit of our U.S. deferred tax assets and the valuation allowance was increased to reduce U.S. deferred tax assets to zero. Certain reductions to our U.S. NOL may result from confirmation of our plan of reorganization. Further, at such time as we emerge from bankruptcy, we will likely undergo an ownership change for federal income tax purposes which may cause our utilization of our U.S. NOL to become subject to limitations. Since numerous variables could affect the bankruptcy proceedings (including the fact that the a plan of reorganization has not yet been submitted to the Bankruptcy Court for approval), it is not currently possible to determine whether our U.S. NOL will produce tax benefits in the future. Benefit was not provided for these loss carryforwards at September 30, 2001.

7.  EMPLOYEE BENEFITS

     The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including payments for employee wages and salaries, benefits and other employee obligations. The Debtors' obligations under its employee benefit plans are liabilities that are subject to compromise under the Chapter 11 reorganization proceedings. See Note 3 for further information on liabilities subject to compromise.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     We have established the following benefit plans:

  RETIREMENT BENEFIT PLANS

     We have non-contributory pension plans in the United States and employer and employee contributory plans in Canada which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. For our employees who were employed as of September 30, 1986 and who were previously employed by Monsanto Company, we recognize their Monsanto pension years of service for purposes of determining benefits under our plans. For our employees who were employed on August 21, 1992 and who were previously employed by Tenneco Inc., we recognize their Tenneco Inc. pension years of service for purposes of determining benefits under our plans. For our employees who were employed as of January 31, 1997 and who (i) were previously employed by Cytec Industries Inc. and (ii) elected to retire on or before January 31, 1999, we supplement the standard pension payable such that the employee's total combined pension from us and from the Cytec Nonbargaining Employees' Retirement Plan equals the amount the employee would have received had he or she remained an employee of Cytec until retirement. The estimated liability for such supplements as of September 30, 2001 and 2000 is immaterial. Our funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities.

     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is stated below.

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $117,541     $114,390
  Currency rate conversion..................................       (855)        (293)
  Service cost..............................................      4,309        4,498
  Interest cost.............................................      8,503        8,446
  Plan amendments...........................................        195           --
  Plan curtailment..........................................       (957)          --
  Actuarial loss (gain).....................................      3,324       (2,158)
  Benefits paid.............................................     (7,623)      (7,342)
                                                               --------     --------
  Benefit obligation at end of year.........................   $124,437     $117,541
                                                               ========     ========
Change in plan assets:
  Fair value at beginning of year...........................   $110,610     $ 99,291
  Currency rate conversion..................................       (865)        (276)
  Actual return (loss) on plan assets.......................    (15,441)      15,201
  Employer contributions....................................      3,885        3,736
  Benefits paid.............................................     (7,623)      (7,342)
                                                               --------     --------
  Fair value at end of year.................................   $ 90,566     $110,610
                                                               ========     ========

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Development of net amount recognized:
  Funded status.............................................   $(33,870)    $ (6,931)
  Unrecognized cost:
     Actuarial loss (gain)..................................   $ 15,361     $(13,051)
     Prior service cost.....................................      6,031        6,764
     Transition liability...................................        605          979
                                                               --------     --------
  Net amount recognized.....................................   $(11,873)    $(12,239)
                                                               ========     ========
Amounts recognized in the statement of financial position:
Prepaid pension cost........................................   $    353     $    418
Accrued pension cost........................................    (20,120)     (12,909)
Intangible asset............................................      4,496           45
Accumulated other comprehensive income (pre-tax)............      3,398          207
                                                               --------     --------
Net amount recognized.......................................   $(11,873)    $(12,239)
                                                               ========     ========

     All plans have projected benefit obligations in excess of plan assets at September 30, 2001. For plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $91.6 million and $77.1 million, respectively, at September 30, 2001.

     Net periodic pension costs consist of the following components:

                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Components of net pension costs:
  Service cost-benefits earned during the year..........  $ 4,309   $ 4,498   $ 5,198
  Interest on prior year's projected benefit
     obligation.........................................    8,503     8,446     6,735
  Expected return on plan assets........................   (9,373)   (8,537)   (7,538)
  Net amortization:
     Actuarial loss (gain)..............................      805       809       634
     Prior service cost.................................     (206)        7        73
     Transition liability...............................      373       375       376
  Settlement/curtailment loss (gain)....................     (863)       --    11,337
                                                          -------   -------   -------
  Net pension costs.....................................  $ 3,548   $ 5,598   $16,815
                                                          =======   =======   =======
Weighted-average assumptions:
  Discount Rate.........................................     7.25%     7.50%     7.50%
  Rates of increase in salary compensation level........     5.37%     5.38%     5.38%
  Expected long-term rate of return on plan assets......     8.51%     8.76%     8.77%

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     We provide certain health care benefits and life insurance benefits for retired employees. Substantially all of our employees become eligible for these benefits at early retirement age. We accrue the cost of these benefits during the period in which the employee renders the necessary service.

     Health care benefits are provided to employees who retire from us with ten or more years of credited service except for Canadian employees covered by collective bargaining agreements. Some of our employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, retiree health care benefits are paid as covered expenses are incurred. For United States employees, postretirement medical plan deductibles are assumed to increase at the same rate as long-term health care costs.

     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below.

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $ 40,062     $ 45,674
  Service cost..............................................        576          751
  Interest cost.............................................      3,108        2,759
  Plan amendments, curtailments and special termination
     benefit................................................       (447)         (82)
  Actuarial loss (gain).....................................      4,227       (6,168)
  Benefits paid.............................................     (2,580)      (2,872)
                                                               --------     --------
  Benefit obligation at end of year.........................   $ 44,946     $ 40,062
                                                               ========     ========
Development of net amount recognized:
  Funded status.............................................   $(44,946)    $(40,062)
  Unrecognized cost:
     Actuarial loss.........................................      8,131        4,862
     Prior service cost.....................................     (4,619)      (5,447)
                                                               --------     --------
  Net amount recognized.....................................   $(41,434)    $(40,647)
                                                               ========     ========

     Net periodic plan costs consist of the following components:

                                                                  SEPTEMBER 30,
                                                            -------------------------
                                                             2001     2000     1999
                                                            ------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Components of net plan costs:
  Service cost............................................  $  576   $  751   $ 1,200
  Interest cost...........................................   3,108    2,759     3,005
  Net amortization:
     Actuarial loss.......................................     625      268       340
     Prior service cost...................................    (486)    (496)     (233)
  Curtailment and special termination benefits............    (457)      --    (1,150)
                                                            ------   ------   -------
  Net plan costs..........................................  $3,366   $3,282   $ 3,162
                                                            ======   ======   =======
Weighted-average assumptions:
  Discount Rate...........................................    7.25%    7.50%     6.75%

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The weighted average annual assumed health care trend rate is assumed to be 7.5% for 2001. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Effect on total of service and interest cost components.....    $  204        $  (178)
Effect on post-retirement benefit obligation................     2,151         (1,867)

During fiscal 2001, we recorded a curtailment gain of $2.0 million due to our staffing reductions at our acrylic fibers plant associated with us significantly reducing those operations. We recorded a $10.2 million charge, included in other expense, increasing our pension liability and other postretirement benefits liability in the second quarter of fiscal 1999 as a result of an early retirement program for employees at our Texas City plant and certain benefit changes for all of our U.S. employees. The early retirement program resulted in curtailment expense for the pension plan and special termination benefits expenses for both the pension and the other postretirement benefits plans, partially offset by the curtailment gain from the reduction of postretirement life insurance benefits for our currently active U.S. employees.

  EMPLOYEE STOCK OWNERSHIP TRUST

     In connection with our recapitalization in August of 1996, an Employee Stock Ownership Trust (the "ESOT") was established which covers substantially all United States employees. Allocations of shares of common stock were made annually to participants. The ESOT primarily invests in shares of Holdings Common Stock and, in fiscal 1996, borrowed $6.5 million from Chemicals (the "ESOP Loan") to purchase approximately 542,000 shares of Holdings Common Stock. In addition, during fiscal 1999 the ESOT purchased 14,000 shares of Holdings Common Stock. In fiscal 2000 and 1999, 163,000 and 160,000 respectively, ESOT shares were allocated to employees. We recorded $0.9 million and $0.7 million of expense related to the ESOT in fiscal 2000 and 1999, respectively. There were no shares allocated to employees and there was no expense recorded in fiscal 2001. The shares of Holdings Common Stock purchased by the ESOT in August of 1996 were pledged as security for the ESOP Loan. As of September 30, 2001, the ESOP Loan had been repaid in full and all shares of Holdings Common Stock held by the ESOT had been released and allocated to the ESOT participants' accounts. No additional allocations are contemplated at this time. We are currently in the process of terminating our ESOP and the ESOT and, upon any such termination, all shares of our common stock held by the ESOT will be distributed to the participants in this plan.

  SAVINGS AND INVESTMENT PLAN

     Our Sixth Amended and Restated Savings and Investment Plan covers substantially all United States employees, including executive officers. This Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code. A participant's contributions become distributable upon the termination of his or her employment. We did not make any contribution to this plan in fiscal 2000 or 1999. Beginning October 1, 2000, we began matching 50% of a participant's contributions, to the extent such contributions do not exceed 7% of such participant's base compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $1.1 million in fiscal 2001.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  EMPLOYEE SAVINGS PLAN

     We introduced an employee savings plan for all eligible full-time Canadian employees effective as of October 1, 2000. Each participant has the option to contribute a percentage of his or her earnings to the Canadian savings plan, with no limit on the maximum percentage contributed. Beginning October 1, 2000 we began matching 100% of a participant's contributions, to the extent such contributions do not exceed 3.5% of such participant's base compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $0.3 million in fiscal 2001.

  PROFIT SHARING AND BONUS PLANS

     In January 1997, our Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees and a Bonus Plan that is designed to provide certain of our exempt salaried employees with the opportunity to earn bonuses depending, among other things, on our annual financial performance. We incurred $3.7 million and $7.4 million of expenses related to the Profit Sharing Plan and Bonus Plan, respectively, in fiscal 2000. No expenses for profit sharing or bonuses were incurred in fiscal 2001 or 1999.

  OMNIBUS STOCK AWARDS AND INCENTIVE PLAN

     In April 1997, our Board of Directors approved the establishment of our Omnibus Stock Awards and Incentive Plan (as amended, the "Omnibus Plan"). Under the Omnibus Plan, we may grant our key employees incentive and nonqualified stock options, SARs, restricted stock awards, performance awards and phantom stock awards. Our Board of Directors approved an amendment to the Omnibus Plan which increased the total number of shares available for issuance under the Omnibus Plan to 2,000,000, which was ratified and approved by our stockholders at their annual meeting held on January 24, 2001. Of the 2,000,000 shares of Holdings Common Stock available for issuance under the Omnibus Plan, 1,221,845 shares are the subject of outstanding grants. The terms and amounts of the awards (including vesting schedule) are determined by the Compensation Committee of our Board of Directors. Generally, outstanding stock options become exercisable (vest) in equal annual installments beginning a year from date of grant and ending five years from date of grant. In the event of a specified change of control of Holdings or a qualified public offering of Holdings Common Stock, all awards immediately vest and become exercisable. During fiscal 2001, we granted options to purchase 515,000 shares of our common stock for prices ranging between $0.50 and $6.00 per share (all of which were completely vested upon their grant).

     During fiscal 1999 we issued 1,500 restricted stock awards to one of our employees. This restricted stock award vested 25% immediately, with an additional 25% of this award vesting each year after the date of grant.

  AMENDED AND RESTATED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS

     In April 1997, our Board of Directors approved the establishment of our 1997 Nonqualified Stock Option Plan for Non-Employee Directors. Under this plan, each eligible director who was serving on our Board of Directors on each subsequent October 1st was automatically granted an option to acquire 1,000 shares of Holdings Common Stock (2,000 shares for the Vice-Chairman). Effective as of April 26, 2000, our 1997 Nonqualified Stock Option Plan was amended and restated as our Amended and Restated Stock Plan for Non-Employee Directors. Under our Amended and Restated Stock Plan, each of our non-employee directors received $15,000 in shares of our common stock and options to purchase 2,000 shares of our common stock on October 1, 2000. This grant of shares was valued at the average market price for a share of our common stock during the 90-day period ending on the date of grant. Under both our 1997 Nonqualified Stock Option Plan and our Amended and Restated Stock Plan, each of our non-employee directors were eligible to participate and each had the ability to elect not to participate. All options issued under these plans expire ten years from

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the date of grant, were granted with an exercise price at or above the fair market value of a share of Holdings Common Stock on the date of grant (as determined by our Board of Directors) and vested and became exercisable immediately. On March 7, 2001, our Board of Directors elected to terminate this plan with respect to future grants.

  KEY EMPLOYEE PROTECTION PLAN

     On January 26, 2000, our Board approved our Key Employee Protection Plan, which has subsequently been amended several times. This plan was established by our Board to help us retain certain of our employees and motivate them to continue to exert their best efforts on our behalf during periods when we may be susceptible to a change of control and to assure their continued dedication and objectivity during those periods. This plan, as amended, was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. A select group of management or highly compensated employees has been designated as participants under the plan and their respective applicable multipliers and other variables for determining benefits have been established. Our Compensation Committee is authorized to designate additional management or highly compensated employees as participants under our Key Employee Protection Plan and set their applicable multipliers. Our Compensation Committee may also terminate any participant's participation under this plan on 60 days' notice if it determines that the participant is no longer one of our key employees. Approximately $0.8 million was paid during fiscal 2001 pursuant to this plan.

  RETENTION BONUS PLAN

     On July 13, 2001, our Board approved our Retention Bonus Plan, which was subsequently amended. This plan was established by our Board to help us retain our employees whose resignations would cause significant disruption to our operations and whose skills would be particularly difficult and costly to replace, to improve their morale during the pendency of our bankruptcy proceedings and help us incentivize these employees to work diligently toward the resolution of our bankruptcy proceedings. The plan, as amended, was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. A select group of management or highly compensated employees has been designated as participants under the plan and their respective benefits have been established. Each participant in the plan is entitled to payments under the plan on specified dates, unless the participant's employment with us terminates prior to that payment date for any reason other than a termination by the participant for "Good Reason" or a termination by us for any reason other than "Misconduct" or "Disability." Payments under the plan are based on specified percentages of the participant's annual compensation, including payments under our Supplemental Pay Plan. Each participant who becomes entitled to payments under the plan will be paid 25% of the total amount payable to that participant on the earlier of April 15, 2002 and the date on which a plan of reorganization in our bankruptcy proceedings is confirmed, an additional 25% on the earliest to occur of October 15, 2002, the date on which a plan of reorganization is confirmed in our bankruptcy proceedings and the date on which all or substantially all of our assets are sold or otherwise transferred, and the final 50% on the earlier to occur of the date on which a plan of reorganization is confirmed in our bankruptcy proceedings and the date on which all or substantially all of our assets are sold or otherwise transferred. However, if payments are made solely as a result of the sale of all or substantially all of our assets, a participant is not entitled to any payments under the plan unless such sale or transfer occurs after April 15, 2002 and, for any sale or transfer that occurs after that date, the participant is only entitled to receive one-half of the final 50% payment. Approximately $0.6 million was accrued during fiscal 2001 pursuant to this Plan.

     We may amend our Retention Bonus Plan at any time but any amendment that adversely affects a participant's rights or benefits under the plan or reduces our obligations under the plan will not be effective with respect to any person who was a participant at the time of such amendment. In addition, we may

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

terminate our Retention Bonus Plan at any time, but all benefits payable under the plan must be paid in full notwithstanding any termination or amendment of the plan.

  SEVERANCE PLAN

     On March 8, 2001, our Board approved our Severance Pay Plan, which has subsequently been amended. This plan covers all of our non-unionized United States employees and was established by our Board to help us retain these employees by assuring them that they will receive some compensation in the event that their employment is adversely affected in specified ways in connection with a change of control. This plan as amended was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. Under our Severance Pay Plan, any participant that terminates his or her employment for "Good Reason" or is terminated by us for any reason other than "Misconduct" or "Disability" during the period commencing 180 days prior to the date on which a specified change of control occurs and ending 180 days after such change of control is entitled to benefits under the plan. If a participant becomes entitled to benefits under the plan, we are required to provide the participant with a lump sum cash payment in an amount equivalent to two weeks of such participant's base salary for each credited year of service, with a minimum payment of six months' base salary and a maximum payment of one year's base salary. The amount of this lump sum payment is reduced, however, by the amount of any other separation, severance or termination payments made by us to the participant under any other plan or agreement, including our Key Employee Protection Plan, or pursuant to law. In addition, a pro rata portion of any lump sum amount paid to a participant under the plan must be repaid by the participant if the participant is rehired by us or our successor within 90 days after the participant's termination date.

     In addition to the lump sum payment, for a period of six months after the participant's termination date, the COBRA premium required to be paid by such participant for coverage under our medical and dental plans may not be increased beyond that required to be paid by active employees for similar coverage under those plans, as long as the participant makes a timely COBRA election and pays the regular employee premiums required under those plans and otherwise continues to be eligible for coverage under those plans.

     We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of the plan may be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment.

  SUPPLEMENTAL BONUS PLAN

     On July 13, 2001, our Board approved our Supplemental Bonus Plan, which was subsequently amended. The plan is designed to help us retain certain of our employees during the pendency of our bankruptcy proceedings and provide us with the ability to reward our employees who have made extraordinary contributions and personal sacrifices in connection with our bankruptcy proceedings. Our Supplemental Bonus Plan, as amended, was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. Our Board has the ability to designate employees as participants under the plan and determine the amount payable to those participants, subject to an overall limit of $1.4 million in payments under the plan. However, our Board may not designate any of our employees as a participant under the plan if that employee is a participant under our Retention Bonus Plan, and no participant under our Retention Bonus Plan may receive any payment under our Supplemental Bonus Plan. Each participant in the plan is entitled to receive the

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amount designated by our Board at the conclusion of our bankruptcy proceedings, unless the participant's employment with us terminates prior to that time for any reason other than a termination by the participant for "Good Reason" or a termination by us for any reason other than "Misconduct" or "Disability." We may amend our Supplemental Bonus Plan at any time but any amendment that adversely affects a participant's rights or benefits under the plan or reduces our obligations under the plan will not be effective with respect to any person who was a participant at the time of such amendment. In addition, we may terminate our Supplemental Bonus Plan at any time, but all benefits payable under the plan must be paid in full notwithstanding any termination or amendment of the plan.

  SUPPLEMENTAL PAY PLAN

     On March 8, 2001, our Board approved our Supplemental Pay Plan, which was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. Historically, we have paid our senior level employees below-market salaries with the opportunity to earn above-market compensation through stock based incentives and significant bonuses in years when we achieve targeted levels of EBITDA. Due to our financial difficulties, the opportunity to earn additional compensation through these programs was significantly reduced, if not entirely eliminated. As a result, our Board established this plan to address their concern that the overall compensation provided to our senior level employees would always be below-market and, consequently, not adequate to retain these employees or attract new highly-qualified employees. A select group of management or highly compensated employees has been designated as participants under the plan and their respective benefits have been established. Each payment under the plan is a specified percentage of the participant's annual base salary and payments are paid on or before the tenth day after the last day of each calendar quarter. The participant must be employed by us on the relevant payment date in order to be eligible to receive that payment under the plan. We may amend or terminate our Supplemental Pay Plan at any time but any amendment or termination of the plan can only become effective on a payment date and may not affect the rights of participants under the plan that have accrued as of that effective date, including the right to receive supplemental pay on that payment date.

  OUTSTANDING STOCK OPTIONS

     A summary of the status of our outstanding stock options as of September 30, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                        2001                          2000                            1999
                             ---------------------------   ---------------------------   ------------------------------
                               SHARES       WEIGHTED-        SHARES       WEIGHTED-        SHARES         WEIGHTED-
                                (IN          AVERAGE          (IN          AVERAGE          (IN            AVERAGE
                             THOUSANDS)   EXERCISE PRICE   THOUSANDS)   EXERCISE PRICE   THOUSANDS)   EXERCISE PRICE(1)
                             ----------   --------------   ----------   --------------   ----------   -----------------
Outstanding at beginning of
  year.....................      778          $6.13           682           $6.14            692           $11.74
Granted....................      527          $0.93           123           $6.00             95           $ 6.08
Forfeited..................      (83)         $6.00           (27)          $6.00           (105)          $ 6.00
                               -----                          ---                           ----
Outstanding at end of
  year.....................    1,222          $3.90           778           $6.13            682           $ 6.14
                               =====                          ===                           ====
Options exercisable at end
  of year..................    1,185                          360                            178
                               =====                          ===                           ====

---------------

(1) On December 14, 1998, we issued to all of our employees who held stock options on that date new options with an exercise price of $6.00 per share. The new options were issued in exchange for and in cancellation of stock options previously issued to those employees for the same number of shares and with the same vesting schedules.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The range of exercise prices for options outstanding at September 30, 2001, was $0.50 -- $12.00, with all exercisable options having an exercise price range of $0.50-$12.00.

     All stock options are granted with an exercise price at or above fair market value of a share of Holdings Common Stock at the grant date. The weighted average fair value of the stock options granted during fiscal 2000 and 1999 was $0.6 million and $0.6 million, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in fiscal 2000 and 1999; risk free interest rate of 5.8% and 5.9%, respectively; expected dividend yield of 0.0% for all years; expected life of ten years for all years; and expected volatility of 83% and 59%, respectively. Stock options generally expire ten years from the date of grant and fully vest after five years. The outstanding stock options at September 30, 2001 have a weighted average contractual life of approximately four years. Depending on its terms, a plan of reorganization for the Debtors may result in the elimination of all stock options. Due to the Chapter 11 filings, it is unlikely that any of the options granted will be exercised. As such, it is difficult to predict the value, if any, of the options granted during fiscal 2001.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we utilize the intrinsic value method of accounting for stock-based compensation and no compensation costs have been recognized for stock option awards described above. Had compensation cost for all option issuances been determined consistent with SFAS No. 123, it would not have had a material impact on our net loss and loss per share for fiscal 2001, 2000 and 1999.

8.  COMMITMENTS AND CONTINGENCIES

  PRODUCT CONTRACTS

     We have certain long-term agreements, which provide for the dedication of 100% of our production of acetic acid, methanol, plasticizers, sodium cyanide, calcium hypochlorite and DSIDA, each to one customer. We also have various sales and conversion agreements, which dedicate significant portions of our production of styrene and acrylonitrile to various customers. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

     All of the Debtors' contracts and agreements continue in effect in accordance with their terms notwithstanding our Chapter 11 filings, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provides the Debtors with the opportunity to reject any pre-petition contracts or agreements that are burdensome or assume any pre-petition contracts or agreements that are favorable or otherwise necessary to their business operations.

  LEASE COMMITMENTS

     We have entered into various long-term operating leases. Future minimum lease commitments at September 30, 2001, are as follows: fiscal 2002 -- $6.9 million; fiscal 2003 -- $6.1 million; fiscal 2004 -- $5.6 million; fiscal 2005 -- $4.6 million; and thereafter -- $8.5 million.

     All of the Debtors' operating leases continue in effect in accordance with their terms notwithstanding our Chapter 11 filings, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provides the Debtors with the opportunity to reject any pre-petition leases that are burdensome or assume any pre-petition leases that are favorable or otherwise necessary to their business operations.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  ENVIRONMENTAL AND SAFETY MATTERS

     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, storage, disposal and other waste handling practices and equipment.

     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. We continue to participate in Responsible Care(R)initiatives as a part of our membership in several trade groups which are partner associations in the American Chemistry Council in the United States and the Canadian Chemical Producers Association in Canada. Notwithstanding our efforts and beliefs, a business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance with all applicable environmental and health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees and the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

     Our operating expenditures for environmental matters, mostly waste management and compliance, were approximately $34 million for fiscal 2001 and $31 million for fiscal 2000. We also spent approximately $1 million for environmentally related capital projects in both fiscal 2001 and fiscal 2000. In fiscal 2002, we anticipate spending approximately $2 million to $4 million for capital projects related to waste management and environmental compliance. There are no capital expenditures related to remediation of environmental conditions projected for fiscal 2002.

     The Texas Natural Resource Conservation Commission enacted new regulations requiring significant reductions of nitrogen oxide which apply to our Texas City facility. The TNRCC is also expected to propose similar regulations requiring the reduction of particulate matter which will apply to our Texas City facility. The nitrogen oxide regulations covering the Houston/Galveston Area State Implementation Plan were approved by the United States Environmental Protection Agency on October 15, 2001. Under these regulations, we are required to reduce emissions of nitrogen oxide at our Texas City facility by up to approximately 90%, which we estimate would require Chemicals to make between $25 million and $30 million in capital improvements at our Texas City facilities. The majority of these capital expenditures would be expected in fiscal 2002 through 2005.

     A significant ban on all chlorine containing compounds could have a materially adverse effect on us. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

is working to change this regulation. In April 2001, a new government came into power in British Colombia. This new administration is aware of the issues surrounding this regulation and has agreed to negotiate amendments to the regulation. We are working through the Alliance for Environmental Technology and the Canadian Chemical Producers' Association to provide information to the British Columbia Ministry of Environment to assist with these negotiations.

     Claims for environmental liabilities arising prior to our Chapter 11 filings will be addressed in the Chapter 11 cases. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. We will be obliged to comply with environmental requirements in the conduct of our business as a debtor-in-possession, including the potential obligation to conduct remedial actions at facilities we own or operate, regardless of when the contamination at those facilities occurred.

  LEGAL PROCEEDINGS

     As previously discussed, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. The automatic stay will not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. Claimants against the Debtors may assert their claims in the Chapter 11 cases by filing a timely proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization.

  Ethylbenzene Release

     On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at our Texas City facility. The released chemicals included ethylbenzene, benzene, polyethylbenzene and hydrochloric acid. We do not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities. The seven lawsuits, and an additional three interventions, involve approximately 821 plaintiffs/intervenors who seek an unspecified amount for damages. We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. Unless otherwise ordered by the Bankruptcy Court, all of these claims and litigation are subject to the automatic stay and recoveries (if any) sought thereon from assets of the Debtors will be addressed in the Chapter 11 cases. To date, the Bankruptcy Court has lifted the automatic stay in the cases of Bobbie Adams, et al., James C. Allen, et al. and Nettie Allen, et al. for the sole purpose of allowing the plaintiffs to proceed against our liability insurance policies. Small cash settlements, to be funded by our liability insurance policies, have been negotiated with the plaintiffs in one of the interventions and in the cases of Ida Goldman, et al. and Joe L. Kimble, et al., and have been approved by the Bankruptcy Court.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On June 11, 2001, we received a notice from the U.S. Department of Justice, Environment and Natural Resources Division, in which the Department alleged that on April 1, 1998 an ethylbenzene release at our Texas City facility violated the general duty clause of the Clean Air Act and invited us to engage in settlement discussion with respect to the matter. Although we believe that the April 1, 1998 ethylbenzene release did not constitute a violation of the general duty clause of the Clean Air Act, we have engaged in discussions with the Department in an attempt to settle the matter on consensual basis. However, any alleged liability would constitute a pre-petition claim, and any settlement would require approval by the Bankruptcy Court. We do not believe that this matter will have a material adverse effect on our business, financial position, results of operations or cash flow, although we cannot given any assurances to that effect.

  Other Claims

     We are subject to various other claims and legal actions that arise in the ordinary course of its business. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Debtors will be required to be dealt with in the Chapter 11 cases.

LITIGATION CONTINGENCY

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information, as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our judgment, our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors and consultation with outside legal counsel. Based on the foregoing, as of September 30, 2001, we had approximately $3.5 million accrued as our estimate of our contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.5 million. At September 30, 2001, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $21 million. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. Moreover, such contingencies represent pre-petition claims and, unless otherwise ordered by the Bankruptcy Court, all of these claims are subject to the automatic stay and recoveries (if any) sought thereon from the Debtors will be addressed in the Chapter 11 cases.

9.  SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

     Our operations are divided into two reportable segments: petrochemicals and pulp chemicals. The petrochemicals segment is based in the U.S. and manufactures commodity petrochemicals and acrylic fibers. The pulp chemicals segment is primarily based in Canada and manufactures chemicals for use primarily in the

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pulp and paper industry, and constructs chlorine dioxide generators for use by pulp mills. Operating segment information for 2001, 2000 and 1999 is presented below.

                                                          YEAR ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                        2001        2000        1999
                                                      --------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Revenues:
  Petrochemicals....................................  $515,219   $  870,130   $533,027
  Pulp chemicals....................................   228,346      226,321    206,525
                                                      --------   ----------   --------
Total...............................................  $743,565   $1,096,451   $739,552
Operating income (loss):
  Petrochemicals....................................  $(89,036)  $    5,330   $(63,710)
  Pulp chemicals....................................    42,173       34,680     27,018
                                                      --------   ----------   --------
Total...............................................  $(46,863)  $   40,010   $(36,692)
Depreciation and amortization expenses:
  Petrochemicals....................................  $ 29,199   $   33,988   $ 34,001
  Pulp chemicals....................................    24,359       25,015     23,676
                                                      --------   ----------   --------
Total...............................................  $ 53,558   $   59,003   $ 57,677
Capital expenditures:
  Petrochemicals....................................  $  9,829   $   21,126   $ 21,252
  Pulp chemicals....................................     7,063        7,671      8,288
                                                      --------   ----------   --------
Total...............................................  $ 16,892   $   28,797   $ 29,540
Property, plant and equipment, net:
  Petrochemicals....................................  $137,114   $  153,853   $223,519
  Pulp chemicals....................................   147,830      164,773    179,204
                                                      --------   ----------   --------
Total...............................................  $284,944   $  318,626   $402,723

     Sales to individual customers constituting 10% or more of total revenues and export sales were as follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Major Customers:
  British Petroleum plc and subsidiaries.............  $ 86,360   $125,942   $ 71,803
Export Sales:
  Export revenues....................................  $181,925   $460,046   $200,448
  Percentage of total revenues.......................        24%        42%        27%

10.  FINANCIAL INSTRUMENTS

  FOREIGN EXCHANGES

     We have previously entered into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The forward foreign exchange contracts had varying maturities with none exceeding 18 months. We made net settlements of United States dollars for Canadian dollars at rates agreed to at inception of the contracts. We do not engage in currency speculation. The last of our existing forward

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exchange contracts expired in March 2000, and we do not intend to enter into any additional forward exchange contracts.

  GAS HEDGES

     We hedged a portion of our natural gas to be used in the production of styrene and methanol during fiscal 1999 and we had a net loss of $1.5 million in fiscal 1999 due to such natural gas hedging contracts. During fiscal 2000, fiscal 2001 and at September 30, 2001, there were no outstanding natural gas hedges.

  ELECTRICITY CONTRACTS

     Our Canadian subsidiaries periodically enter fixed price agreements for a portion of their electrical energy requirements. We have an agreement relating to the supply of a portion of the electrical energy at one of our Canadian sodium chlorate production facilities. This agreement, which was previously designated as a normal purchase under SFAS No. 133, does not meet the criteria of a normal purchase based on guidance issued by the Derivative Implementation Group (the "DIG") and cleared by the Financial Accounting Standards Board in June 2001. All purchases under this agreement, which expires on December 31, 2001, are used in the ordinary course of business; however, effective July 1, 2001, this agreement is required to be marked-to-market. At September 30, 2001, the value of this agreement was a loss of approximately $1.2 million based on current market prices and quantities to be delivered.

  INTEREST RATE SWAP

     We have entered into a declining balance interest rate swap that had, at September 30, 2001, a notional amount of $8.9 million outstanding. Under the swap, we pay a fixed rate of 6.66% and receive a floating rate based on LIBOR. The swap is settled on a quarterly basis, with the interest rate differential received or paid by us recognized as an adjustment to interest expense. This swap was entered into to protect against interest rate volatility; however, it does not meet hedge criteria under SFAS No. 133. Accordingly, the swap is marked-to-market and reflected in the balance sheet as an asset or liability. At September 30, 2001, the swap had an estimated fair value of ($0.2) million.

  CONCENTRATIONS OF RISK

     We sell our products primarily to companies involved in the petrochemicals, acrylic fibers and pulp and paper manufacturing industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for accounts receivable. However, letters of credit are required by us on many of our export sales. Historically, our credit losses have been minimal.

     We maintain cash deposits with major banks, which from time to time may exceed federally insured limits. We periodically assess the financial condition of these institutions and believe that the likelihood of any possible loss is minimal.

     Approximately 42% of our employees are covered by union agreements. Approximately 23% of our employees are covered by union agreements which could expire within one year. The primary union agreement at our Texas City facility will expire on May 1, 2002. This agreement continues to be in effect notwithstanding our Chapter 11 filing. Under the Bankruptcy Code, the agreement may be assumed or rejected, but any rejection would require that we comply with the special provisions of the Bankruptcy Code related to collective bargaining agreements. We do not currently intend to reject this agreement prior to its expiration date and expect to negotiate with the union concerning the terms of a new agreement to take effect after the expiration date.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INVESTMENTS

     It is our policy to invest our excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1 and direct obligations of the United States Government or its agencies. In addition, we will not invest more than $5 million with any single bank, financial institution or United States corporation. As a result of the Chapter 11 filings, the Bankruptcy Court requires excess cash presently held by Holdings to be invested in United States Treasury Bills or as certificates of deposit with Chase Bank, N.A.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, receivables, payables and certain accrued expenses approximate fair value due to the short maturities of these instruments. The following table presents the carrying values and fair values of our long term debt (including current maturities) at September 30, 2001:

                                                              CARRYING VALUE   FAIR VALUE
                                                              --------------   ----------
                                                                (DOLLARS IN THOUSANDS)
DIP Financing...............................................     $42,270        $42,270
Canadian Financing Agreement................................      20,003         20,003
Saskatoon Term Loans........................................      32,054         32,054

     Due to the uncertainty resulting from the Bankruptcy filings discussed in
Note 1, it is difficult to estimate the fair value of the Debtors' borrowings and other pre-petition liabilities. Due to the DIP Financing, the Canadian Financing Agreement and the Saskatoon Term Loans having variable interest rates, the fair value approximates their carrying value.

     At September 30, 2001, our interest rate swap had a fair market value of ($0.2) million, based on our estimate of what we would have to pay to terminate the swap at September 30, 2001.

     At September 30, 2001, our forward power contract had a fair market value of ($1.2) million, based on our estimate of current energy prices and quantities to be delivered under the contract.

11.  RELATED PARTY TRANSACTIONS

     In May of 1999, we engaged Credit Suisse First Boston Corporation ("CSFB") and Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") as Joint-Book Running Managers in connection with the issuance by Chemicals of the 12 3/8% Notes. CSFB and DLJ also underwrote the Prior Credit Agreement with Tyco Capital, as Administrative Agent. We paid CSFB a total of $5,218,750 under these arrangements in fiscal 1999. John L. Garcia, one of our former directors, was a Managing Director and the Head of the Global Chemical Investment Banking Group of CSFB from 1994 until April of 1999.

     Since October 1, 1991, we have had ongoing commercial relationships in the ordinary course of business with certain affiliates of Koch Industries, Inc., including agreements for the supply of raw materials, sales of petrochemicals and transportation of natural gas. During our fiscal years ended September 30, 2001, 2000 and 1999:

     - we made product sales to and purchased raw materials from Koch Chemical and Koch Nitrogren Company, indirect wholly owned subsidiaries of Koch Industries, Inc.;

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     - we made payments to John Zink Company, an indirect wholly owned subsidiary of Koch Industries, Inc., in consideration for certain contracting and construction services performed at our Texas City facility; and

     - we made payments to Koch Gateway Pipeline Company for the transportation of natural gas to our acrylic fibers plant through a pipeline in which it is a partner.

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

     The holders of 6,653,583 shares of Holdings Common Stock, representing approximately 52% of our outstanding shares, are parties to a Third Amended and Restated Voting Agreement dated as of February 1, 1999 (the "Voting Agreement"). Three of our directors, Frank P. Diassi, Frank J. Hevrdejs and T. Hunter Nelson, and one of our former directors, William A. McMinn, are parties to the Voting Agreement. Other parties to the Voting Agreement include Koch Capital Services, Inc. (an affiliate of Koch Industries), affiliates of Clipper ("The Clipper Group"), affiliates of Olympus, CSFB and Gordon A. Cain. The parties to the Voting Agreement are required to vote any shares of Holdings Common Stock owned by them in favor of three nominees to the Board of Directors of Holdings, one to be designated by each of Koch Capital Services, Inc., The Clipper Group and Mr. Cain. Rolf H. Towe is the current designee of The Clipper Group. Mr. Cain did not designate a nominee to our Board following the resignation of his prior nominee on October 26, 2000. Koch Capital has elected to waive its right to designate a member of our Board. The rights of each of Koch Capital Services, Inc. and The Clipper Group to designate nominees under the Voting Agreement terminate on the earlier of August 21, 2006 or the time at which they beneficial own less than 5% of the outstanding shares of our Common Stock, respectively. The right of Mr. Cain to designate a nominee terminated on December 15, 2001.

     As of December 15, 1998, we entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank J. Hevrdejs and Koch Capital Services, Inc. as described below in
Note 12.

12.  CAPITAL STOCK

     In connection with the issuance of the 13 1/2% Notes (see Note 4), Holdings issued 191,751 warrants to purchase three shares of Holdings Common Stock for $0.01, exercisable from August 1998 until August 2008. During fiscal 2000 and 1999, 1,515 and 32,460 shares, respectively, of Holdings Common Stock were issued as a result of 505 and 10,820, respectively, of these warrants being exercised. There were no warrants exercised during fiscal 2001. In connection with the Saskatoon Acquisition, Holdings also issued to holders of the Series B Preferred Stock warrants to purchase 201,048 shares of Holdings Common Stock for $0.01,

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exercisable from July 1997 until December 2007. A plan of reorganization for the Debtors may result in the elimination of all stock interests, including warrants.

     In December 1998, we entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank
J. Hevrdejs and Koch Capital Services, Inc. Under each of the Standby Purchase Agreements, we had the right to require the purchasers to purchase shares only if we were able to satisfy certain conditions precedent relating to our financial condition, and then only if we believed that the equity infusion was necessary to maintain, reestablish or enhance Chemicals' borrowing rights under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. As of September 30, 2001, we were not able to meet the conditions to our ability to draw on the Standby Purchase Agreements, and, on December 15, 2001, they expired in accordance with their terms.

     At September 30, 2001, warrants to purchase an aggregate of 697,203 shares Holdings Common Stock were outstanding.

13.  MANDATORY REDEEMABLE PREFERRED STOCK

     In connection with the acquisition of our acrylic fibers facility, we authorized 350,000 shares and issued 104,110 shares of non-voting Series A Preferred Stock with a fair value and carrying value of $10.0 million. The Series A Preferred Stock has a cumulative dividend rate of 10%, payable in kind semi-annually on January 1 and July 1 of each year commencing July 1, 1997. However, no dividends will be paid during the pendency of the Chapter 11 cases. Under the terms of the Series A Preferred Stock, we may redeem all or any number of shares of Series A Preferred Stock at any time with proper written notice at a price of $100 per share plus accrued and unpaid dividends. The holders of Series A Preferred Stock may elect to have us redeem shares on any dividend payment date after June 30, 2009, with proper written notice, at a price of $100 per share plus accrued and unpaid dividends. However, no redemptions will occur during the pendency of the Chapter 11 cases. The carrying value of the Series A Preferred Stock at September 30, 2001 and 2000, was $15.8 million and $14.3 million, respectively (liquidation value of $100 per share). A plan of reorganization for the Debtors may result in the elimination of the Series A Preferred Stock for little or no consideration.

     In connection with the Saskatoon Acquisition, we authorized 58,000 shares and issued approximately 7,532 shares of non-voting Series B Preferred Stock with a fair value of $4.9 million. The Series B Preferred Stock has a 14% dividend rate through July 10, 2002 and thereafter a variable rate between 14% and 18% depending on payment terms until redeemed. The dividend is payable in kind on January 1, April 1, July 1 and October 1 of each year, commencing October 1, 1997. However, no dividends will be paid during the pendency of the Chapter 11 cases. Under the terms of the Series B Preferred Stock, we may redeem all or any number of shares of Series B Preferred Stock at any time with proper written notice at a price of $1,000 per share plus a premium ranging from 5% to 1% depending on the date of redemption plus accrued and unpaid dividends. The holders of Series B Preferred Stock may elect to have us redeem shares on any dividend payment date after June 30, 2009, with proper written notice, at a price of $1,000 per share plus accrued and unpaid dividends. However, no redemptions will occur during the pendency of the Chapter 11 cases. The carrying value of the Series B Preferred Stock at September 30, 2001 and 2000, was $11.5 million and $9.6 million, respectively, based on liquidation value of $1,000 per share, reflecting a reduction in the carrying value of the Series B Preferred Stock in an amount equal to the fair market value of warrants issued to the holders of the Series B Preferred Stock in connection with the financing. The difference in the carrying value and the redemption amount is accreted as a charge to equity over the holding period using the effective interest rate method. A plan of reorganization for the Debtors may result in the elimination of the Series B Preferred Stock for little or no consideration.

               STERLING CHEMICALS HOLDINGS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  NEW ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of October 1, 2000 the transition adjustment relating to the adoption of these statements was not material.

     We have an agreement relating to the supply of a portion of the electrical energy at one of our Canadian sodium chlorate production facilities. This agreement, which was previously designated as a normal purchase under SFAS No. 133, does not meet the criteria of a normal purchase based on guidance issued by the DIG and cleared by the Financial Accounting Standards Board in June 2001. All purchases under this agreement, which expires on December 31, 2001, are used in the ordinary course of business; however, effective July 1, 2001, this agreement is required to be marked-to-market. At September 30, 2001, the value of this agreement was a loss of approximately $1.2 million based on current market prices and quantities to be delivered.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the impact of SFAS No. 143 on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the provisions of SFAS No. 144.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  EARNINGS PER SHARE

     All issued and outstanding shares of Chemicals are held by Holdings and accordingly, earnings per share are not presented.

2.  PRE-PETITION LIABILITIES

  LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying consolidated financial statements. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts.

     On a combined basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of September 30, 2001, consisted of the following:

                                                              (DOLLARS IN THOUSANDS)
Accrued litigation..........................................         $  3,454
Trade accounts payable......................................           34,486
Accrued interest............................................           19,201
Debt:(1)
  11 1/4% Notes.............................................          149,500
  11 3/4% Notes.............................................          268,885
Employee benefits...........................................           64,853
Accrued taxes...............................................            4,811
Other.......................................................           16,502
                                                                     --------
Total liabilities subject to compromise.....................         $561,692
                                                                     ========

---------------

(1) Debt liabilities are presented net of unamortized debt issue costs of $6.6 million.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

confirmed. The total interest on pre-petition debt that was not paid or charged to earnings for the period from July 16, 2001 to September 30, 2001, was $10.2 million. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims.

  LIABILITIES NOT SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. Management believes all amounts below are fully secured liabilities that are not expected to be compromised.

     On a combined basis, recorded liabilities not subject to compromise under Chapter 11 proceedings as of September 30, 2001, consisted of the following:

                                                              (DOLLARS IN THOUSANDS)
12 3/8% Senior Secured Notes................................         $295,000
Accrued interest on 12 3/8% Senior Secured Notes............           25,983
Employee benefits...........................................            4,672
                                                                     --------
Total liabilities not subject to compromise.................         $325,655
                                                                     ========

3.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                            STERLING CHEMICALS, INC.

                             (DEBTOR-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED SEPTEMBER 30, 2001
                                             -----------------------------------------------------------
                                              ENTITIES IN     ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION                   COMBINED
                                              PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                             --------------   ---------------   ------------   ---------
                                                               (DOLLARS IN THOUSANDS)
Revenues...................................    $ 569,519         $175,640         $(1,594)     $ 743,565
Cost of goods sold.........................      617,774          141,487          (1,851)       757,410
                                               ---------         --------         -------      ---------
Gross profit (loss)........................      (48,255)          34,153             257        (13,845)
Selling, general and administrative
  expenses.................................       17,285            6,288              --         23,573
Other expense..............................        2,960               --              --          2,960
Reorganization items.......................        5,422               --              --          5,422
Interest and debt related expenses, net....       87,528            5,695              --         93,223
                                               ---------         --------         -------      ---------
Income (loss) before income taxes..........     (161,450)          22,170             257       (139,023)
Income tax expense (benefit)...............       34,660            8,027              --         42,687
                                               ---------         --------         -------      ---------
Net income (loss)..........................    $(196,110)        $ 14,143         $   257      $(181,710)
                                               =========         ========         =======      =========

                            STERLING CHEMICALS, INC.

                             (DEBTOR-IN-POSSESSION)
                       CONDENSED COMBINED BALANCE SHEETS

                                                                 SEPTEMBER 30, 2001
                                             -----------------------------------------------------------
                                              ENTITIES IN     ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION                   COMBINED
                                              PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                             --------------   ---------------   ------------   ---------
                                                               (DOLLARS IN THOUSANDS)

                                                ASSETS:


Cash and cash equivalents..................    $   2,604         $ 11,855         $     --     $  14,459
Accounts receivable, net...................       77,322           26,018              593       103,933
Inventories................................       37,535           10,844              (61)       48,318
Prepaid expenses...........................        2,318            1,031               --         3,349
Property, plant and equipment, net.........      181,446          103,498               --       284,944
Other assets...............................       91,107           26,620          (60,880)       56,847
                                               ---------         --------         --------     ---------
  Total Assets.............................    $ 392,332         $179,866         $(60,348)    $ 511,850
                                               =========         ========         ========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):


Current liabilities........................    $  73,143         $ 51,780         $(28,502)    $  96,421
Liabilities subject to compromise..........      561,692               --               --       561,692
Liabilities not subject to compromise......      325,655               --               --       325,655
Long-term debt.............................       42,287           18,797               --        61,084
Non-current liabilities....................        9,671           20,909               --        30,580
Stockholders' equity (deficiency in
  assets)..................................     (620,116)          88,380          (31,846)     (563,582)
                                               ---------         --------         --------     ---------
Total Liabilities and Stockholders' Equity
  (Deficiency in Assets)...................    $ 392,332         $179,866         $(60,348)    $ 511,850
                                               =========         ========         ========     =========

                            STERLING CHEMICALS, INC.

                             (DEBTOR-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED SEPTEMBER 30, 2001
                                                         -------------------------------------------
                                                          ENTITIES IN     ENTITIES NOT IN
                                                         REORGANIZATION   REORGANIZATION    COMBINED
                                                          PROCEEDINGS       PROCEEDINGS      TOTALS
                                                         --------------   ---------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities....     $ (7,236)         $16,021       $  8,785
Cash flows from investing activities:
  Capital expenditures.................................      (10,517)          (6,375)       (16,892)
                                                            --------          -------       --------
Net cash used in investing activities..................      (10,517)          (6,375)       (16,892)
                                                            --------          -------       --------
Cash flows from financing activities:
  Proceeds from financing..............................       42,270           20,003         62,273
  Repayments of long-term debt.........................      (37,206)          (2,850)       (40,056)
  Intercompany loan activity...........................       19,409          (19,409)            --
  Debt issuance costs..................................       (3,789)          (1,112)        (4,901)
                                                            --------          -------       --------
Net cash provided by (used in) financing activities....       20,684           (3,368)        17,316
Effect of exchange rate changes on cash................           --             (490)          (490)
                                                            --------          -------       --------
Net increase (decrease) in cash and cash equivalents...        2,931            5,788          8,719
Cash and cash equivalents at:
  Beginning of year....................................         (327)           6,067          5,740
                                                            --------          -------       --------
  End of year..........................................     $  2,604          $11,855       $ 14,459
                                                            ========          =======       ========

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  INCOME TAXES

     A reconciliation of federal statutory income taxes to Chemicals' effective tax provision (benefit) before extraordinary item follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Benefit for income taxes at statutory rates..........  $(48,658)  $(20,750)  $(44,235)
Taxable foreign dividends............................     4,423      2,889      4,295
Change in valuation allowance........................    91,747     23,700      1,514
Non-deductible expenses..............................       (34)       182        195
State and foreign income taxes.......................       (94)    (1,437)       550
Other................................................    (4,697)       (24)     8,271
                                                       --------   --------   --------
Effective tax provision (benefit)....................  $ 42,687   $  4,560   $(29,410)
                                                       ========   ========   ========

     The provision (benefit) for income taxes is composed of the following:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   ------   --------
                                                            (DOLLARS IN THOUSANDS)
Current federal.........................................  $    --   $   --   $  2,246
Deferred federal........................................   34,659       --    (31,198)
Current foreign.........................................    3,290    3,328         --
Deferred foreign........................................    1,719     (257)    (1,300)
Provincial and state income taxes.......................    3,019    1,489        842
                                                          -------   ------   --------
Total tax provision (benefit)...........................  $42,687   $4,560   $(29,410)
                                                          =======   ======   ========

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of Chemicals' deferred income tax assets and liabilities are summarized below:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
Accrued liabilities.........................................  $  10,412    $ 11,513
Accrued postretirement cost.................................     13,977      13,638
Tax loss and credit carryforward and other..................    111,794      58,452
Other.......................................................     17,205      16,275
                                                              ---------    --------
Total deferred tax assets...................................    153,388      99,878
                                                              ---------    --------
Deferred tax liabilities:
Property, plant and equipment...............................  $ (44,752)   $(42,018)
Other.......................................................     (3,653)     (4,722)
                                                              ---------    --------
Total deferred tax liabilities..............................    (48,405)    (46,740)
Valuation allowance.........................................   (119,487)    (25,214)
                                                              ---------    --------
Net deferred tax assets (liabilities).......................    (14,504)     27,924
Less current deferred tax assets............................         --      (8,470)
                                                              ---------    --------
Long-term deferred tax assets (liabilities).................  $ (14,504)   $ 19,454
                                                              =========    ========

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Sterling Chemicals Holdings, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, on July 16, 2001, the Debtors (as defined in Note
1) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do no purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
December 20, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder of Sterling Chemicals, Inc.

     We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and subsidiaries (Debtors-in-Possession) ("Chemicals") as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholder's equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of Chemicals' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chemicals as of September 30, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, on July 16, 2001, the Debtors (as defined in Note
1) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do no purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of Chemicals; or (d) as to operations, the effect of any changes that may be made in Chemicals' business.

     The accompanying financial statements have been prepared assuming that Chemicals will continue as a going concern. As discussed in Note 1, Chemicals' recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
December 20, 2001

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
                       COMBINED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues....................................................  $241,274   $263,502   $242,916
Cost of goods sold..........................................   214,013    229,732    208,859
                                                              --------   --------   --------
Gross profit................................................    27,261     33,770     34,057
Selling, general and administrative expenses................    12,396     24,290     19,280
Impairment of assets........................................        --     60,000         --
Other expense...............................................       977         --         --
Reorganization items........................................     1,789         --         --
Interest and debt related expenses, net of interest
  income(1).................................................    38,652     43,051     41,743
                                                              --------   --------   --------
Loss before income taxes....................................   (26,553)   (93,571)   (26,966)
Equity in earnings of joint venture, net of tax.............      (847)      (747)    (2,549)
Provision (benefit) for income taxes........................    19,575      2,951     (4,530)
                                                              --------   --------   --------
Net loss....................................................  $(45,281)  $(95,775)  $(19,887)
                                                              ========   ========   ========

---------------

(1) Contractual interest for the year ended September 30, 2001 totaled $45,681.

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
                            COMBINED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   1,396    $    499
  Accounts receivable, net..................................     36,372      46,190
  Inventories...............................................     18,009      31,252
  Prepaid expenses..........................................        604         301
                                                              ---------    --------
          Total current assets..............................     56,381      78,242
Property, plant and equipment, net..........................    116,728     127,667
Due from affiliates.........................................    183,398     165,531
Other assets................................................     19,121      30,720
                                                              ---------    --------
          Total assets......................................  $ 375,628    $402,160
                                                              =========    ========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable..........................................  $  16,835    $ 20,397
  Accrued liabilities.......................................      5,944      24,041
  Current portion of long-term debt.........................      1,206          --
                                                              ---------    --------
          Total current liabilities.........................     23,985      44,438
Pre-petition liabilities -- subject to compromise...........    233,572          --
Pre-petition liabilities -- not subject to compromise.......    139,572          --
Long-term debt..............................................     18,797     351,337
Deferred income taxes.......................................      9,171       8,338
Deferred credits and other liabilities......................     12,326      11,574
Commitments and contingencies (Note 9)......................
Stockholder's equity (deficiency in assets):
  Common stock..............................................         --          --
  Additional paid-in capital................................     92,735      92,735
  Accumulated deficit.......................................   (122,510)    (77,229)
  Accumulated other comprehensive income....................    (32,020)    (29,033)
                                                              ---------    --------
          Total stockholder's equity (deficiency in
            assets).........................................    (61,795)    (13,527)
                                                              ---------    --------
          Total liabilities and stockholder's equity
            (deficiency in assets)..........................  $ 375,628    $402,160
                                                              =========    ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
                             COMBINED STATEMENTS OF
             CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

                                                           RETAINED
                                            ADDITIONAL     EARNINGS      ACCUMULATED OTHER
                                   COMMON    PAID-IN     (ACCUMULATED      COMPREHENSIVE
                                   STOCK     CAPITAL       DEFICIT)           INCOME           TOTAL
                                   ------   ----------   ------------   -------------------   --------
                                                         (AMOUNTS IN THOUSANDS)
Balance, September 30, 1998......  $  --     $92,735      $  38,433          $(30,813)        $100,355
Comprehensive income:
  Net loss.......................     --          --        (19,887)               --
  Translation adjustment.........     --          --             --             3,313
     Comprehensive loss..........                                                              (16,574)
                                   -----     -------      ---------          --------         --------
Balance, September 30, 1999......     --      92,735         18,546           (27,500)          83,781
Comprehensive income:
  Net loss.......................     --          --        (95,775)               --
  Translation adjustment.........     --          --             --            (1,533)
     Comprehensive loss..........                                                              (97,308)
                                   -----     -------      ---------          --------         --------
Balance, September 30, 2000......     --      92,735        (77,229)          (29,033)         (13,527)
  Net loss.......................     --          --        (45,281)               --
  Pension adjustment.............     --          --             --               (52)
  Translation adjustment.........     --          --             --            (2,935)
     Comprehensive loss..........                                                              (48,268)
                                   -----     -------      ---------          --------         --------
Balance, September 30, 2001......  $  --     $92,735      $(122,510)         $(32,020)        $(61,795)
                                   =====     =======      =========          ========         ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
                       COMBINED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net loss.............................................  $(45,281)  $(95,775)  $(19,887)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization......................    17,428     26,050     24,153
  Impairment of asset................................        --     60,000         --
  Inventory valuation reserve........................     6,167         --         --
  Deferred tax expense (benefit).....................    14,610      1,066        206
  Other..............................................       (20)        66       (234)
Change in assets/liabilities:
  Accounts receivable................................     9,818       (950)    (6,499)
  Inventories........................................     7,076     (2,045)     3,325
  Prepaid expenses...................................      (303)     1,368      4,421
  Due from affiliates................................   (34,631)    (9,181)     3,512
  Other assets.......................................     8,504      8,673      1,841
  Accounts payable...................................     1,453     (2,298)       712
  Accrued liabilities................................     2,539      7,524        238
  Other liabilities..................................       873      4,342     (4,792)
                                                       --------   --------   --------
Net cash flows provided by (used in) operating
  activities.........................................   (11,767)    (1,160)     6,996
                                                       --------   --------   --------
Cash flows from investing activities:
  Capital expenditures...............................    (6,247)    (7,604)    (7,682)
  Proceeds from sale of assets.......................        --         --      3,583
                                                       --------   --------   --------
Net cash used in investing activities................    (6,247)    (7,604)    (4,099)
                                                       --------   --------   --------
Cash flows from financing activities:
  Borrowings under Canadian Financing Agreement......    20,003         --         --
  Net change in long-term debt due to Parent.........        --         --      2,099
  Debt issuance costs................................    (1,112)        --         --
                                                       --------   --------   --------
Net cash provided by financing activities............    18,891         --      2,099
                                                       --------   --------   --------
Effect of United States/Canadian exchange rate on
  cash...............................................        20        (60)       234
                                                       --------   --------   --------
Net increase (decrease) in cash and cash
  equivalents........................................       897     (8,824)     5,230
Cash and cash equivalents -- beginning of year.......       499      9,323      4,093
                                                       --------   --------   --------
Cash and cash equivalents -- end of year.............  $  1,396   $    499   $  9,323
                                                       ========   ========   ========
Supplemental disclosures of cash flow information:
  Income taxes paid..................................  $ (1,953)  $   (696)  $   (749)

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer pursuant to which all of these notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a pledge of 100% of the stock of these subsidiaries. These subsidiaries consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc. and Sterling Fibers, Inc. and, together with two Canadian subsidiaries of Sterling Canada, Inc., are collectively referred to as the "Guarantors." The consolidated financial statements of each of these guarantor subsidiaries have been combined to produce the accompanying financial statements.

     The Guarantors manufacture chemicals for use primarily in the pulp and paper industry at four plants in Canada and a plant in Valdosta, Georgia and manufacture acrylic fibers at a plant in Santa Rosa County, Florida. Sodium chlorate is produced at the four plants in Canada and the Valdosta plant. Sodium chlorite is produced at one of the Canadian locations. The Guarantors also license, engineer and oversee construction of large-scale chlorine dioxide generators, which convert sodium chlorate into chlorine dioxide, for the pulp and paper industry. The Guarantors produce regular textiles, specialty textiles and technical fibers at the Santa Rosa plant, as well as licensing their acrylic fibers manufacturing technology to producers worldwide. On March 8, 2001, the Guarantors' announced their decision to withdraw from the traditional commodity textile business and, thereafter, significantly reduced their operations and staffing at their acrylic fibers plant in Santa Rosa, Florida. The Guarantors continue to produce specialty textile fibers and technical fibers at this facility.

  CHAPTER 11 PROCEEDINGS

     The accompanying combined financial statements have been prepared on the going concern basis of accounting, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and all of the Guarantors except for the two Canadian subsidiaries of Sterling Canada, Inc., (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. The accompanying combined financial statements have been presented in conformity with the AICPA's Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     The Chapter 11 petitions were driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemical products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar which has caused their export sales to be at a competitive disadvantage and higher raw material and energy costs. As a result of these conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors may assume favorable pre-petition contracts and leases, reject unfavorable pre-petition contracts

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

and leases and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the Debtors. Unless otherwise ordered by the Bankruptcy Court, the Debtors have the exclusive right to propose a plan of reorganization until March 13, 2002, and the exclusive right to seek acceptances of any plan proposed by them until May 12, 2002. A plan of reorganization, when filed will set forth the means for treating claims, including liabilities subject to compromise and interests in the Debtors. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. The Debtors are in the early stages of formulating a plan of reorganization. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy cases in general, or the effect on the business of the Debtors or the claims of creditors of the Debtors. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, could be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Reorganization items reflected in the Statement of Operations for fiscal 2001 are composed primarily of professional fees directly related to the bankruptcy cases.

     As a result of the bankruptcy filings and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things, (i) the Debtors' ability to comply with the terms of the DIP Financing described below and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) the ability of the Debtors to access the incremental $40 million in DIP Financing that is dependent on an effective priming order, (iii) the ability of the Debtors to maintain adequate cash on hand, (iv) the ability of the Debtors to generate sufficient cash from operations, (v) the ability of the Debtors' subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (vii) the Debtors' ability to achieve profitability following such confirmation. As the Debtors can give no assurances that they will accomplish any of the foregoing, there is substantial doubt about the Debtors', and therefore the Guarantors', ability to continue as a going concern.

     The Guarantors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements and compliance with the EBITDA covenant contained in the DIP Financing. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy. See Note 5 for additional information regarding the status of the challenge to the priming order and the impact on our business.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years, with the predominant life of the plant and equipment being 15 years.

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

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

  REVENUE RECOGNITION

     The Guarantors generate revenues through sales in the open market and long-term supply contracts and recognize these revenues as the products are shipped. Deferred credits are amortized over the life of the contracts which gave rise to them. The Guarantors also generate revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. The Guarantors also receive prepaid royalties, which are typically recognized over a period of ten years. In addition, the Guarantors generate revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized as earned. The Guarantors classify shipping and handling costs associated with product delivered to customers as costs of goods sold.

  FOREIGN CURRENCY TRANSLATION AND FOREIGN EXCHANGE

     The Canadian companies included in the combined financial statements of the Guarantors use the Canadian dollar as the functional currency. For financial reporting purposes, assets and liabilities of these companies denominated in Canadian dollars are translated into United States dollars at year-end exchange rates and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included in accumulated other comprehensive income, while transaction gains and losses are included in operations when incurred.

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

  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Guarantors have assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable and certain accrued expenses due to the short maturities of those instruments. The fair values of long-term debt instruments allocated to the Guarantors by Chemicals are estimated based upon quoted market values (if applicable) or on the current interest rates available for debt with similar terms and remaining maturities. The fair value of pre-petition liabilities subject to compromise and pre-petition liabilities not subject to compromise is not possible to determine given the uncertainty of the impact of the bankruptcy proceedings.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include environmental reserves, litigation contingencies and taxes. Actual results could differ from these estimates.

  ALLOCATIONS

     The Guarantors are directly or indirectly wholly owned by Chemicals, which incurs certain direct and indirect expenses for the benefit and support of the Guarantors. These services include, among others, tax planning, treasury, legal, risk management and the maintenance of insurance coverage for the Guarantors. Chemicals allocated $2.9 million, $4.9 million and $3.5 million of such expenses to the Guarantors in fiscal years 2001, 2000 and 1999, respectively, which are included in selling, general and administrative expenses. Additionally, Chemicals allocated $1.0 million of other expense and $1.8 million of reorganization items during fiscal 2001. Allocations are based on the Guarantors' proportionate share of the respective amounts and are determined using various criteria including headcount, payroll, number of vehicles, amount of pre-petition liabilities and revenue.

  NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Guarantors adopted these statements as of October 1, 2000. The transition adjustment relating to the adoption of these statements was not material.

     The Guarantors have an agreement relating to the supply of a portion of the electrical energy at one of their Canadian sodium chlorate production facilities. This agreement, which was previously designated as a normal purchase under SFAS No. 133, does not meet the criteria of a normal purchase based on guidance issued by the Derivative Implementation Group (the "DIG") and cleared by the Financial Accounting Standards Board in June 2001. All purchases under this agreement, which expires on December 31, 2001, are used in the ordinary course of business; however, effective July 1, 2001, this agreement is required to be marked-to-market. At September 30, 2001, the value of this agreement was a loss of approximately $1.2 million based on current market prices and quantities to be delivered.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and further requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Guarantors do not believe that the adoption of SFAS No. 141 or 142 will have a significant impact on their financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Guarantors are in the process of evaluating the impact of SFAS No. 143 on their financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Guarantors are currently evaluating the provisions of SFAS No. 144.

  RECLASSIFICATION

     Certain amounts reported in the financial statements for prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholder's equity (deficiency in assets).

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Inventories:
  Finished products.........................................  $  11,308    $  20,119
  Raw materials.............................................      1,634        2,222
                                                              ---------    ---------
Inventories at cost.........................................     12,942       22,341
  Inventories under exchange agreements.....................         80          277
  Stores and supplies.......................................      4,987        8,634
                                                              ---------    ---------
                                                              $  18,009    $  31,252
                                                              =========    =========
Property, plant and equipment:
  Land......................................................  $   2,705    $   2,773
  Buildings.................................................     35,004       35,442
  Plant and equipment.......................................    246,719      244,364
  Construction in progress..................................      1,271        2,170
                                                              ---------    ---------
  Property, plant and equipment at cost.....................    285,699      284,749
  Less: accumulated depreciation............................   (168,971)    (157,082)
                                                              ---------    ---------
                                                              $ 116,728    $ 127,667
                                                              =========    =========
Other assets:
  Patents and technology, net...............................  $   8,793    $  14,790
  Other.....................................................     10,328       15,930
                                                              ---------    ---------
                                                              $  19,121    $  30,720
                                                              =========    =========
Accrued liabilities:
  Accrued compensation......................................  $     614    $   5,048
  Accrued interest..........................................        136        6,559
  Other.....................................................      5,194       12,434
                                                              ---------    ---------
                                                              $   5,944    $  24,041
                                                              =========    =========

4.  PRE-PETITION LIABILITIES

  LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims or other events, including the reconciliation of claims filed with the bankruptcy court to amounts recorded in the accompanying consolidated financial statements. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Recorded liabilities subject to compromise under Chapter 11 proceedings as of September 30, 2001, consisted of the following:

                                                              (DOLLARS IN THOUSANDS)
Trade accounts payable......................................         $  5,015
Accrued interest............................................            8,538
Allocated Debt from Parent(1)
  11 1/4% Notes.............................................           72,415
  11 3/4% Notes.............................................          146,932
Accrued taxes...............................................              493
Other.......................................................              179
                                                                     --------
Total liabilities subject to compromise.....................         $233,572
                                                                     ========

---------------

(1) Debt liabilities are presented net of allocated unamortized debt issue costs of $4.0 million.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on pre-petition debt that was not paid or charged to earnings for the period from July 16, 2001 to September 30, 2001, was $7.0 million. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured or undersecured claims.

  LIABILITIES NOT SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. The Guarantors believe all amounts below are fully secured liabilities that are not expected to be compromised.

     Recorded liabilities not subject to compromise under Chapter 11 proceedings as of September 30, 2001, consisted of the following:

                                                              (DOLLARS IN THOUSANDS)
Allocated 12 3/8% Senior Secured Notes from Parent..........         $128,025
Accrued interest on 12 3/8% Senior Secured Notes............           11,310
Other.......................................................              237
                                                                     --------
Total liabilities not subject to compromise.................         $139,572
                                                                     ========

5.  LONG-TERM DEBT

     This note contains information regarding debt of the Guarantors as of September 30, 2001. As a result of the filing of the Chapter 11 cases previously described, no payments will be made by the Debtors on pre-petition debt except as approved by the Bankruptcy Court.

     Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under the Prior Credit Agreement (as defined below) and each of the indentures governing outstanding notes of Chemicals and Holdings and all of this indebtedness was accelerated and became immediately due and payable. The Prior Revolvers (as defined below) were completely paid off with the proceeds of the initial draw under the DIP Financing. However, the Debtors may pay the indebtedness under the indentures only pursuant to a confirmed plan of reorganization or order of the Bankruptcy Court. During the pendency of the Chapter 11

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

cases, the Debtors will not, for the most part, be subject to the restrictions contained in the Prior Credit Agreement (as defined below) or any of the indentures. However, the Debtors and the Guarantors will be subject to the restrictions contained in the DIP Financing and Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), one of the Canadian companies included in the combined financial statements of the Guarantors, will be subject to the restrictions contained in the Canadian Financing Agreement (as defined below).

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by Tyco Capital (formerly The CIT Group/Business Credit, Inc.) to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' previous revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 is on appeal to the U.S. District Court, but no stay of the final order has been sought or imposed, and the order remains fully effective. While no assurances can be given, we do not believe the final order will be overturned on appeal.

     Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, but some of the liens have been granted super-priority administrative expense claims for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid. The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. At September 30, 2001, the total credit available under the DIP Financing was $112.8 million due to borrowing base restrictions under the current assets revolver. At September 30, 2001, $42.3 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver, leaving at September 30, 2001, unused borrowing capacity under the secured revolving credit facilities of approximately $66.1 million.

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the currents assets revolver a priming lien on Chemicals' fixed assets located in the United States and the capital stock of most of Chemicals' domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered an order dated December 19, 2001, reinstating the priming order subject to an appropriate compensatory adjustment in favor of the 12 3/8% Notes of four percentage points of additional interest on up to $40 million. In addition, the Bankruptcy Court scheduled a hearing for January 2, 2002 to determine certain technical details regarding implementation of this 4% increase. The Debtors anticipate that the priming order will be further appealed by the indenture trustee. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

additional liquidity provided by the priming order. If the priming order is stayed or is not ultimately upheld on appeal, the Debtors will need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. However, we can give no assurances that the priming order will not be stayed or will be upheld on appeal or, if stayed or not upheld on appeal, that additional sources of financing will be available or adequate or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     As of July 11, 2001, Sterling Pulp entered into a financing agreement with Tyco Capital Business Credit (Canada) Inc. ("Tyco Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. The initial term of the Canadian Financing Agreement extends to July 2004. The Canadian Financing Agreement may be terminated by either Sterling Pulp or Tyco Canada thereafter only by giving 60 days written notice of termination prior to each subsequent anniversary date. At September 30, 2001, $20 million was drawn under the Canadian Financing Agreement.

     Under the DIP Financing, the Debtors (excluding Holdings) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Base Facility consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - first priority liens on all of the capital stock of Chemicals and the other co-borrowers, all of Chemicals' United States production facilities and related assets and 35% of the capital stock of certain of Chemicals' subsidiaries incorporated outside the United States; and

      - second priority liens on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 65% of the capital stock of certain of Chemicals' subsidiaries incorporated outside the United States; and

     - an $85 million current assets revolving credit facility secured by:

      - a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers;

      - a second priority lien on 35% of the capital stock of certain of Chemicals' subsidiaries incorporated outside the United States; and

      - third priority liens on the remaining 65% of that stock, all of the capital stock of Chemicals and the other co-borrowers and all of Chemicals' United States production facilities and related assets.

     Available credit under the fixed assets revolving credit facility is not subject to a borrowing base. At September 30, 2001, available credit under the current assets revolving credit facility was subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42.5 million. In addition, the borrowing base for the current assets revolver was required to exceed outstanding borrowings thereunder by $12 million at all times with a maximum of $85 million available under the current asset revolving credit facility.

     Assuming the priming order is not overturned on appeal, (i) maximum availability under the current assets revolving credit facility is $125 million,
(ii) the monthly borrowing base consists of 85% of eligible accounts receivable, the lesser of $10 million or 33% of specified estimated future royalty payments related to the Debtors' chlorine dioxide generator technology and 65% of eligible inventory, with an inventory cap of

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

$62.5 million, and (iii) the borrowing base for the current assets revolver is required to exceed outstanding borrowing by only $6 million at all times.

     If the priming order remains effective and the total commitments under the current assets revolver are increased to $125 million, the incremental $40 million is secured by first priority liens on all of our United States production facilities and related assets and all of the capital stock of the co-borrowers (excluding Chemicals) to secure up to $40 million under the current assets revolver, as well as all of the same collateral securing the initial $85 million current assets revolver. Consequently, after giving effect to the priming order, the DIP Financing consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - a first priority lien on all of the capital stock of Chemicals;

      - second priority liens on all of Chemicals' United States production facilities and related assets, all of the capital stock of the co-borrowers (excluding Chemicals), all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 35% of the capital stock of certain of Chemicals' subsidiaries incorporated outside the United States; and

      - a third priority lien on the remaining 65% of that stock; and

     - a $125 million current assets revolving credit facility:

      - $40 million of which is secured by first priority liens on all of Chemicals' United States production facilities and related assets, all of the capital stock of the co-borrowers (excluding Chemicals) and 35% of the capital stock of certain of Chemicals' subsidiaries incorporated outside the United States and a second priority lien on the remaining 65% of that stock; and

      - all of which is secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers, third priority liens on all of the capital stock of Chemicals and 35% of the capital stock of certain of Chemicals' subsidiaries incorporated outside the United States and fourth priority liens on the remaining 65% of that stock, all of the capital stock of the co-borrowers (excluding Chemicals) and all of Chemicals' United States production facilities and related assets.

     Borrowings under the fixed assets revolving credit facility bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the DIP Financing) plus 3.75% or the "Alternate Base Rate" (as defined in the DIP Financing) plus 2.25%. Borrowings under the current assets revolving credit facility bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.50% or the Alternate Base Rate plus 2.00%. At September 30, 2001, the weighted average interest rate in effect was 7.2%. The DIP Financing also requires Chemicals and the co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the fixed assets revolving credit facility, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the current assets revolving credit facility.

     At September 30, 2001, the total credit available under the DIP Financing was $112.8 million due to current assets revolver borrowing base limitations discussed above. At September 30, 2001, $42.3 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver, leaving at September 30, 2001, unused borrowing capacity under the secured revolving credit facilities of approximately $66.1 million. None of these borrowings were allocated to the Guarantors.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 2001, $20 million was drawn under the Canadian Financing Agreement. Borrowings under the Canadian Financing Agreement bear interest at the CIBC Bank Rate (as defined in the Canadian Financing Agreement) plus between 2.0% and 2.5%, or at the LIBOR Rate plus 3.5%.

     The DIP Financing and the Canadian Financing Agreement contain numerous covenants, including, but not limited to, restrictions on the Debtors' ability to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenants.

     In August of 1996, in connection with a recapitalization transaction, Chemicals allocated $276.8 million of debt to the Guarantors. In addition, $81 million of debt incurred at the time Chemicals acquired its acrylic fibers business was allocated to the Guarantors. Principal payments are allocated to the Guarantors by Chemicals as scheduled principal payments are made on a basis consistent with the original allocation. In addition, the Guarantors have made payments to Chemicals, from time to time, out of available cash which were applied by Chemicals as a reduction of the principal of the previously allocated debt. Interest expense is allocated to the Guarantors based on the terms of Chemicals' debt agreements. At September 30, 2001, interest rates on the allocated debt ranged from 11.25% to 12.375%. Debt issue costs relating to allocated long-term debt have been allocated to the Guarantors by Chemicals on a basis consistent with long-term debt and are included as a valuation against pre-petition liabilities -- subject to compromise.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006 which were subsequently exchanged for the 12 3/8% Notes. The proceeds of the offering of the 12 3/8% Notes were used to fully repay and terminate Chemicals' three outstanding term loans. Upon consummation of the offering of the 12 3/8% Notes in 1999, the debt allocated to the Guarantors by Chemicals increased to $351.3 million. The 12 3/8% Notes are guaranteed by all of the Guarantors (other than the two Canadian subsidiaries of Sterling Canada, Inc.) on a joint and several basis. Each guarantee ranks equally in right of payment with all of the relevant Guarantor's existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. However, the 12 3/8% Notes and the guarantees are subordinated to the extent of the collateral securing the DIP Financing. Prior to the entry by the Bankruptcy Court of the priming order, the 12 3/8% Notes and the guarantees were secured by;

     - a second priority lien on all of Chemicals' and the Guarantors' United States production facilities and related assets;

     - a second priority pledge of all of the capital stock of each Guarantor incorporated in the United States; and

     - a first priority pledge of 65% of the stock of the Guarantors' subsidiaries incorporated outside of the United States.

     As a result of the priming order, the second priority liens held by the 12 3/8% Notes on all of the Guarantors' United States production facilities and related assets and the capital stock of each Guarantor became third priority liens. The priming order did not affect the priority of the pledge held by the 12 3/8% notes of 65% of the stock of certain of the Guarantors' subsidiaries incorporated outside of the United States.

     On July 23, 1999, Chemicals also established two secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans (the "Prior Revolvers") under a single Revolving Credit Agreement (the "Prior Credit Agreement"). Under the Prior Credit Agreement, Chemicals and the Guarantors (other than the two Canadian subsidiaries of Sterling Canada, Inc.) were co-borrowers and were jointly and severally liable for any indebtedness thereunder. The Prior Revolvers consisted of (i) an $85,000,000 revolving credit facility secured by a first priority lien on all accounts receivable, inventory and other specified assets of

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Chemicals and the Guarantors incorporated in the United States and (ii) a $70,000,000 revolving credit facility secured by a first priority lien on all United States production facilities and related assets of Chemicals and the Guarantors incorporated in the United States, all of the capital stock of Chemicals and the Guarantors incorporated in the United States and a second priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the Guarantors incorporated in the United States. At September 30, 2000, approximately $37.2 million was drawn by Chemicals under the Prior Revolvers, none of which was allocated to the Guarantors. As mentioned above, the initial draw under the DIP Financing was used to repay all amounts under the Prior Revolvers.

6.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED SEPTEMBER 30, 2001
                                              ----------------------------------------------------------
                                               ENTITIES IN     ENTITIES NOT IN
                                              REORGANIZATION   REORGANIZATION                   COMBINED
                                               PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   ---------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Revenues....................................     $109,879         $134,989         $(3,594)     $241,274
Cost of goods sold..........................      105,005          112,602          (3,594)      214,013
                                                 --------         --------         -------      --------
Gross profit (loss).........................        4,874           22,387              --        27,261
Selling, general and administrative
  expenses..................................        6,434            5,962              --        12,396
Other expense...............................          977               --              --           977
Reorganization items........................        1,789               --              --         1,789
Interest and debt related expenses, net.....       38,291              361              --        38,652
                                                 --------         --------         -------      --------
Income (loss) before income taxes...........      (42,617)          16,064              --       (26,553)
Equity in earnings of joint venture, net of
  tax.......................................         (847)              --              --          (847)
Income tax expense (benefit)................       14,600            4,975              --        19,575
                                                 --------         --------         -------      --------
Net income (loss)...........................     $(56,370)        $ 11,089         $    --      $(45,281)
                                                 ========         ========         =======      ========

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
                       CONDENSED COMBINED BALANCE SHEETS

                                                                SEPTEMBER 30, 2001
                                         -----------------------------------------------------------------
                                          ENTITIES IN     ENTITIES NOT IN
                                         REORGANIZATION   REORGANIZATION
                                          PROCEEDINGS       PROCEEDINGS     ELIMINATIONS   COMBINED TOTALS
                                         --------------   ---------------   ------------   ---------------
                                                              (DOLLARS IN THOUSANDS)
                                                 ASSETS:

Cash and cash equivalents..............    $   1,382         $     14        $      --        $  1,396
Accounts receivable, net...............       17,092           22,359           (3,079)         36,372
Inventories............................       10,575            7,434               --          18,009
Prepaid expenses.......................           --              604               --             604
Property, plant and equipment, net.....       53,967           62,761               --         116,728
Other assets...........................      199,717           22,211          (19,409)        202,519
                                           ---------         --------        ---------        --------
  Total Assets.........................    $ 282,733         $115,383        $ (22,488)       $375,628
                                           =========         ========        =========        ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities....................    $   9,422         $ 17,642        $  (3,079)       $ 23,985
Liabilities subject to compromise......      233,572               --               --         233,572
Liabilities not subject to
  compromise...........................      139,572               --               --         139,572
Long-term debt.........................       19,409           18,797          (19,409)         18,797
Non-current liabilities................        8,144           13,353               --          21,497
Stockholders' Equity (deficiency in
  assets)..............................     (127,386)          65,591               --         (61,795)
                                           ---------         --------        ---------        --------
Total Liabilities and Stockholders'
  Equity (Deficiency in Assets)........    $ 282,733         $115,383        $ (22,488)       $375,628
                                           =========         ========        =========        ========

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED SEPTEMBER 30, 2001
                                                         -------------------------------------------
                                                          ENTITIES IN     ENTITIES NOT IN
                                                         REORGANIZATION   REORGANIZATION    COMBINED
                                                          PROCEEDINGS       PROCEEDINGS      TOTALS
                                                         --------------   ---------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities....     $(24,084)        $ 12,317       $(11,767)
Cash flows from investing activities:
  Capital expenditures.................................       (1,120)          (5,127)        (6,247)
  Intercompany investors activity......................        6,764           (6,764)            --
                                                            --------         --------       --------
Net cash used in investing activities..................        5,644          (11,891)        (6,247)
Cash flows from financing activities:
  Borrowings under Canadian Financing Agreement........           --           20,003         20,003
  Debt issuance costs..................................           --           (1,112)        (1,112)
  Intercompany loan activity...........................       19,409          (19,409)            --
                                                            --------         --------       --------
Net cash provided by financing activities..............       19,409             (518)        18,891
                                                            --------         --------       --------
Effect of exchange rate changes on cash................           --               20             20
                                                            --------         --------       --------
Net increase (decrease) in cash and cash equivalents...          969              (72)           897
Cash and cash equivalents at:
  Beginning of year....................................          413               86            499
                                                            --------         --------       --------
  End of year..........................................     $  1,382         $     14       $  1,396
                                                            ========         ========       ========

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
                     NOTES TO COMBINED FINANCIAL STATEMENTS

7.  INCOME TAXES

     The Guarantors are included in the consolidated federal United States tax return filed by Holdings. The Guarantors' provision (benefit) for United States income taxes has been allocated as if the Guarantors filed their annual federal United States tax returns on a separate return basis. As of September 30, 2001 and 2000, zero and $14.6 million, respectively, of deferred income tax assets were included in Due from Affiliates. For the years ended September 30, 2001, 2000 and 1999, the Guarantors recorded $14.6 million, zero, and ($4.0) million, respectively, of United States income tax expense (benefit) in the provision (benefit) for income taxes.

     Canadian deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year-end.

     A reconciliation of the Canadian income taxes to the Canadian effective tax provision follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                               2001      2000     1999
                                                              -------   -------   -----
                                                               (DOLLARS IN THOUSANDS)
Provision for federal income tax at the statutory rate......  $3,713    $2,308    $259
Provincial income taxes at the statutory rate...............   2,072     1,114      88
Federal and provincial manufacturing and processing tax
  credits...................................................    (810)     (477)    (50)
Other.......................................................      --        --      16
                                                              ------    ------    ----
Total Canadian tax provision................................  $4,975    $2,945    $313
                                                              ======    ======    ====

     The provision for Canadian income taxes is composed of the following:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2001     2000      1999
                                                           ------   -------   -------
                                                             (DOLLARS IN THOUSANDS)
Current federal..........................................  $2,898   $ 3,328   $ 2,098
Deferred federal.........................................       5    (1,380)   (1,859)
Current provincial.......................................   2,067     1,702       619
Deferred provincial......................................       5      (705)     (545)
                                                           ------   -------   -------
Total Canadian tax provision.............................  $4,975   $ 2,945   $   313
                                                           ======   =======   =======

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

The components of the Guarantors' Canadian deferred income tax assets and liabilities are summarized below:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accrued liabilities.......................................   $    452     $    249
  Accrued postretirement cost...............................      1,522        1,339
  Investment tax credits....................................        115        1,408
                                                               --------     --------
                                                                  2,089        2,996
                                                               --------     --------
Deferred tax liabilities:
  Property, plant and equipment.............................    (11,260)     (11,334)
                                                               --------     --------
Net deferred tax liabilities................................   $ (9,171)    $ (8,338)
                                                               ========     ========

8.  EMPLOYEE BENEFITS

     The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including payments for employee wages and salaries, benefits and other employee obligations. The Guarantors' allocation of obligations under the employee benefit plans, which are reflected in due from Affiliates, are liabilities that are subject to compromise under the Chapter 11 reorganization proceedings. See Note 4 for further information on liabilities subject to compromise

     The Guarantors' United States employees participate in various employee benefit plans of Chemicals. Costs, assets and liabilities associated with United States employees participating in these various plans are allocated to the Guarantors by Chemicals based on the number of employees. In addition, the Guarantors sponsor various employee benefit plans in Canada.

  RETIREMENT BENEFIT PLANS

     Chemicals has non-contributory pension plans in the United States which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. Chemicals' funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities. The liability relating to United States employees allocated to the Guarantors by Chemicals for the retirement benefit plans and included in Due from Affiliates was $4.0 million and $4.8 million at September 30, 2001 and 2000, respectively. The total pension expense relating to United States employees allocated to the Guarantors was $0.6 million, $1.2 million, and $1.1 million for the years ended September 30, 2001, 2000 and 1999, respectively. During fiscal 2001, the Guarantors recorded a curtailment gain of $2.0 million due to their staffing reductions at their acrylic fibers plant associated with them significantly reducing those operations.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The Guarantors have employer and employee contributor plans in Canada which cover all salaried and wage employees. Information for Canadian benefit plans concerning the pension obligation, plan assets, amounts recognized in the Guarantors' financial statements and underlying actuarial assumptions is stated below.

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $ 17,608     $16,283
  Currency rate conversion..................................       (855)       (293)
  Service cost..............................................        713         716
  Interest cost.............................................      1,293       1,240
  Plan amendments...........................................        196          --
  Actuarial loss (gain).....................................        985         (31)
  Benefits paid.............................................       (470)       (307)
                                                               --------     -------
  Benefit obligation at end of year.........................   $ 19,470     $17,608
                                                               ========     =======
Change in plan assets:
  Fair value at beginning of year...........................   $ 17,817     $15,330
  Currency rate conversion..................................       (865)       (276)
  Actual return on plan assets..............................     (2,348)      2,412
  Employer contributions....................................        722         658
  Benefits paid.............................................       (470)       (307)
                                                               --------     -------
  Fair value at end of year.................................   $ 14,856     $17,817
                                                               ========     =======
Development of net amount recognized:
  Funded status.............................................   $ (4,613)    $   209
  Unrecognized cost:
     Actuarial loss (gain)..................................      3,449      (1,318)
     Prior service cost.....................................        452         298
                                                               --------     -------
  Net amount recognized.....................................   $   (712)    $  (811)
                                                               ========     =======
Amounts recognized in the statement of financial position:
  Prepaid pension cost......................................   $    353     $   418
  Accrued pension cost......................................     (1,246)     (1,229)
  Intangible asset..........................................        129          --
  Accumulated other comprehensive income....................         52          --
                                                               --------     -------
  Net amount recognized.....................................   $   (712)    $  (811)
                                                               ========     =======

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Net periodic pension costs for the Canadian pension plan consist of the following components:

                                                                 SEPTEMBER 30,
                                                           --------------------------
                                                            2001      2000      1999
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Components of net pension costs:
  Service cost-benefits earned during the year...........  $   713   $   716   $  919
  Interest on prior year's projected benefit
     obligation..........................................    1,292     1,240    1,112
  Expected return on plan assets.........................   (1,281)   (1,144)    (963)
  Net amortization:
     Actuarial loss (gain)...............................      (89)       28       68
     Prior service cost..................................       27        (2)      29
                                                           -------   -------   ------
  Net pension costs......................................  $   662   $   838   $1,165
                                                           =======   =======   ======
Weighted-average assumptions:
  Discount Rate..........................................      7.3%      7.5%     7.5%
  Rates of increase in salary compensation level.........      4.5%      4.5%     4.5%
  Expected long-term rate of return on plan assets.......      7.5%      7.5%     7.5%

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Chemicals and the Guarantors provide certain health care benefits and life insurance benefits for retired employees. Substantially all employees become eligible for these benefits at normal retirement age. The cost of these benefits are accrued during the period in which the employee renders the necessary service.

     Health care benefits are provided to employees who retire with ten or more years of service except for Canadian employees covered by collective bargaining agreements. All employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. The liability relating to United States employees allocated to the Guarantors by Chemicals for the postretirement benefits other than pensions and included in Due from Affiliates was $7.7 and $7.6 million at September 30, 2001 and 2000, respectively. The total postretirement benefits other than pensions expense for United States employees allocated to the Guarantors was $0.7 million, $0.7 million and $0.8 million for the years ended September 30, 2001, 2000 and 1999, respectively. In addition, a curtailment gain of $0.8 million was allocated to the Guarantors during fiscal 1999 related to the reduction of postretirement life insurance benefits for currently active U.S. employees of the Guarantors.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Information for Canadian benefit plans with respect to the plan obligation, the funded status, amounts recognized in the Guarantors' financial statements and underlying actuarial assumptions is stated below.

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $ 4,751      $ 4,886
  Service cost..............................................       238          314
  Interest cost.............................................       355          329
  Actuarial loss (gain).....................................       407         (754)
  Benefits paid.............................................      (200)         (24)
                                                               -------      -------
  Benefit obligation at end of year.........................   $ 5,551      $ 4,751
                                                               =======      =======
  Development of net amount recognized:
  Funded status.............................................   $(5,551)     $(4,751)
Unrecognized cost:
     Actuarial loss.........................................       267          (91)
                                                               -------      -------
  Net amount recognized.....................................   $(5,284)     $(4,842)
                                                               =======      =======

     Net periodic plan costs for the Canadian postretirement benefit consist of the following components:

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Components of net plan costs:
  Service cost..............................................   $238     $314     $307
  Interest cost.............................................    355      329      299
  Net amortization-actuarial loss...........................      7       16       32
                                                               ----     ----     ----
  Net plan costs............................................   $600     $659     $638
                                                               ====     ====     ====
Weighted-average assumptions:
  Discount Rate.............................................   7.25%    7.50%    6.75%

     The weighted average annual assumed health care trend rate is assumed to be 7.5% for 2001. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Effect on total of service and interest cost components.....     $ 33          $ (31)
Effect on post-retirement benefit obligation................      268           (233)

  SAVINGS AND INVESTMENT PLAN

     Chemicals' Sixth Amended and Restated Savings and Investment Plan covers substantially all United States employees of the Guarantors, including executive officers. This United States Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

his or her earnings by directing the Guarantors to contribute a percentage of such earnings to this Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code. A participant's contributions become distributable upon the termination of his or her employment. The Guarantors did not make any contributions to this Plan in fiscal 2000 or fiscal 1999. Beginning October 1, 2000, the Guarantors began matching 50% of a participant's contributions, to the extent such contributions do not exceed 7% of such participant's cash compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $0.2 million in fiscal 2001.

  EMPLOYEE SAVINGS PLAN

     The Guarantors introduced an employee savings plan for all eligible full-time Canadian employees with an effective date of October 1, 2000. Each participant has the option to contribute a percentage of his or her earnings to the Canadian savings plan, with no limit on the maximum percentage contributed. The Guarantors will match 100% of a participant's contributions, to the extent such contributions do not exceed 3.5% of such participant's cash compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $0.3 in fiscal 2001.

  PROFIT SHARING AND BONUS PLANS

     In January of 1997, the Board of Directors of Holdings, upon recommendation of its Compensation Committee, approved the establishment of a profit sharing plan that is designed to benefit all qualified employees and a bonus plan that is designed to provide certain exempt salaried employees of the Guarantors with the opportunity to earn bonuses, depending, among other things, on the annual financial performance of Holdings.

     The Guarantors incurred no expenses for the profit sharing plan or bonus plan in 2001 or 1999. The Guarantors incurred $2.0 million of expenses related to each of the profit sharing plan and bonus plan in fiscal 2000.

  PHANTOM STOCK PLAN

     The Guarantors have a phantom stock plan for all eligible full-time Canadian employees. The effective date of this plan was August 21, 1996 and the expiration date was December 31, 2000. At the end of each plan year, the plan administrator establishes a "determined percentage" for the preceding plan year. This percentage is then multiplied by each participant's compensation for the plan year to determine the award amount. The award amount is then divided by the fair market value of one share of the common stock of Holdings as of December 31 of that plan year, to determine the number of rights to be credited to the participant. Upon termination of employment, the benefit amount becomes payable to the participant. The benefit amount is the number of vested rights in the participant's account, multiplied by the fair market value of one share of common stock of Holdings as of the most recent valuation date.

     The Guarantors have recorded (income) and expense of $(0.4) million, $0.2 million and $0.2 million related to the phantom stock plan for fiscal 2001, 2000 and 1999, respectively.

9.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Guarantors have entered into various long-term noncancelable operating leases, some of which have been allocated to commonly controlled companies. Future minimum lease commitments at September 30,

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

2001, are as follows: fiscal 2002 -- $5.6 million; fiscal 2003 -- $4.9 million; fiscal 2004 -- $4.6 million; fiscal 2005 -- $3.8 million; fiscal 2006 -- $2.6 million; and thereafter -- $4.5 million.

     All of the Debtors' operating leases are in effect in accordance with their terms notwithstanding their Chapter 11 filings, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provides the Debtors with the opportunity to reject any pre-petition leases that are burdensome or assume any pre-petition leases that are favorable or otherwise necessary to their business operations.

  ENVIRONMENTAL AND SAFETY MATTERS

     The Guarantors' operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for the Guarantors' operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of the Guarantors' chemical products and the raw materials used to produce such products and, if so affected, the Guarantors' business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause the Guarantors to incur substantial costs in upgrading or redesigning their facilities and processes, including their waste treatment, storage, disposal and other waste handling practices and equipment.

     The Guarantors conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of their facilities. The Guarantors routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. The Guarantors believe that their procedures for waste handling are consistent with industry standards and applicable requirements. In addition, the Guarantors believe that their operations are consistent with good industry practice. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While the Guarantors believe that their business operations and facilities generally are operated in compliance with all applicable environmental, health and safety requirements in all material respects, they cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Guarantors, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Guarantors' facilities could result in the incurrence of liabilities substantially in excess of their insurance coverages.

     A significant ban on all chlorine containing compounds could have a materially adverse effect on the Guarantors' financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by the year 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation. In April of 2001, a new government came into power in British Columbia. This new administration is aware of the issues surrounding this regulation and has agreed to negotiate amendments to the regulation. The Guarantors are working through the Alliance for Environmental Technology and the Canadian Chemical Producers' Association to provide information to the British Columbia Ministry of Environment to assist with these negotiations.

     The Guarantors operating expenditures for environmental matters, mostly waste management and compliance, were approximately $3.9 million for fiscal 2001 and $3.3 million for fiscal 2000. The Guarantors

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

also spent approximately $0.6 million for environmentally related capital projects in fiscal 2001 and $0.7 million for these types of capital projects in fiscal 2000. In fiscal 2002, the Guarantors anticipate spending approximately $2.6 million for capital projects related to waste management and environmental compliance. There are no capital expenditures related to remediation of environmental conditions projected for fiscal 2002.

     Claims for environmental liabilities arising prior to the Debtors' Chapter 11 filings will be addressed in the Chapter 11 cases. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. The Guarantors will be obliged to comply with environmental requirements in the conduct of their business as a debtor-in-possession, including the potential obligation to conduct remedial actions at facilities they own or operate, regardless of when the contamination at those facilities occurred.

  LEGAL PROCEEDINGS

     As previously discussed, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors, including those Guarantors incorporated in the United States, outside of the Bankruptcy Court. The automatic stay will not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. Claimants against the Debtors may assert their claims in the Chapter 11 cases by filing a timely proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization.

  Other Claims

     The Guarantors are subject to various other claims and legal actions that arise in the ordinary course of their business. The Guarantors believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on their financial position, results of operations or cash flows, although the Guarantors cannot give any assurances to that effect. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Debtors will be required to be dealt with in the Chapter 11 cases.

  PLEDGE OF COMMON STOCK

     In order to secure the repayment of the DIP Financing, the following pledges of stock were made by the holders of that stock:

     - In order to secure the fixed assets revolving credit facility, a first priority pledge of 100% of the common stock of the Guarantors incorporated in the United States and 35% of the common stock of the Guarantors incorporated outside the United States, and a second priority pledge of the remaining 65% of that stock; and

     - In order to secure the current assets revolving credit facility, a third priority pledge of 100% of the common stock of the Guarantors incorporated in the United States and 65% of the common stock of

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

       the Guarantors incorporated outside the United States and a second priority pledge of the remaining 35% of that stock; and

     As a result of the priming order, in order to secure the additional $40 million of the current assets revolving credit facility, there is a first priority pledge of 100% of the common stock of the Guarantors incorporated in the United States and 35% of the common stock of the Guarantors incorporated outside the United States, and a second priority pledge of the remaining 65% of that stock, which will result in the lowering by one level of priority of each of the pledges described above.

     In order to secure the repayment of the 12 3/8% Notes, the holders of the following stock initially made a second priority pledge of 100% of the common stock of each of the Guarantors incorporated in the United States and a first priority pledge of 65% of the common stock of each of the Guarantors incorporated outside of the United States. If the priming order remains effective, the priority of the pledge of the common stock of the Guarantors incorporated in the United States will be a third priority pledge.

10.  FINANCIAL INSTRUMENTS

  FOREIGN EXCHANGE

     The Guarantors have previously entered into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The forward foreign exchange contracts had varying maturities with none exceeding 18 months. The Guarantors made net settlements of United States dollars for Canadian dollars at rates agreed to at inception of the contracts. The Guarantors do not engage in currency speculation. The last of the Guarantors' existing forward exchange contracts expired in March 2000, and they do not intend to enter into any additional forward exchange contracts.

  ELECTRICITY CONTRACTS

     The Guarantors' Canadian subsidiaries periodically enter fixed price agreements for a portion of their electrical energy requirements. The Guarantors have an agreement relating to the supply of a portion of the electrical energy at one of their Canadian sodium chlorate production facilities. This agreement, which was previously designated as a normal purchase under SFAS No. 133, does not meet the criteria of a normal purchase based on guidance issued by the Derivative Implementation Group (the "DIG") and cleared by the Financial Accounting Standards Board in June 2001. All purchases under this agreement, which expires on December 31, 2001, are used in the ordinary course of business; however, effective July 1, 2001, this agreement is required to be marked-to-market. At September 30, 2001, the value of this agreement was a loss of approximately $1.2 million based on current market prices and quantities to be delivered.

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

     Approximately 31% of the Guarantors' employees are covered by union agreements. None of these union agreements expire within the next year. These agreements are not affected by the Chapter 11 cases.

                         STERLING CHEMICALS GUARANTORS

                            (DEBTORS-IN-POSSESSION)
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  INVESTMENTS

     It is the policy of the Guarantors to invest their excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1 and direct obligations of the United States Government or its agencies. In addition, not more than $5 million will be invested by the Guarantors with any single bank, financial institution or United States corporation.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, receivables, payables and certain accrued expenses approximate fair value due to the short maturities of these instruments. The fair value of pre-petition liabilities subject to compromise and pre-petition liabilities not subject to compromise is not possible to determine given the uncertainty of the impact of the bankruptcy proceedings. Due to the Canadian Financing Agreement having variable interest rates, the fair value approximates its carrying value.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sterling Canada, Inc.
Sterling Fibers, Inc.
Sterling Chemicals International, Inc.
Sterling Chemicals Energy, Inc.
Sterling Pulp Chemicals, Inc.
Sterling Pulp Chemicals US, Inc.

     We have audited the accompanying combined balance sheets of the Guarantors (Debtors-in-Possession) (as defined in Note 1) as of September 30, 2001 and 2000 and the related combined statements of operations, changes in stockholder's equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Guarantors as of September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, on July 16, 2001, the Debtors (as defined in Note
1) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do no purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Guarantors; or (d) as to operations, the effect of any changes that may be made in the Guarantors' business.

     The accompanying financial statements for the year ended September 30, 2001 have been prepared assuming that the Guarantors will continue as a going concern. As discussed in Note 1, the Debtors' recurring losses from operations raise substantial doubt about the Debtors' and, therefore, about the Guarantors' ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
December 20, 2001

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

     Deloitte & Touche LLP performed an independent audit of our financial statements for fiscal years 2001, 2000 and 1999, for the purpose of determining that the statements are presented fairly and in accordance with accounting principles generally accepted in the United States. The independent auditors are appointed by the Board of Directors and meet regularly with the Audit and Compliance Committee of the Board of Directors. The Audit and Compliance Committee meets periodically with our senior officers and independent accountants to review the adequacy and reliability of our accounting, financial reporting and internal controls.

                                          DAVID G. ELKINS
                                          President and Co-Chief Executive
                                          Officer

                                          JOHN R. BEAVER
                                          Corporate Controller -- Principal
                                          Accounting Officer

December 20, 2001

                       STERLING CHEMICALS HOLDINGS, INC.

                       SUPPLEMENTAL FINANCIAL INFORMATION
                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                              FISCAL    FIRST      SECOND     THIRD      FOURTH
                                               YEAR    QUARTER    QUARTER    QUARTER    QUARTER
                                              ------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................   2001    $253,854   $199,057   $155,254   $135,400
                                               2000     251,121    269,527    297,349    278,454
Gross profit (loss).........................   2001       9,014    (10,736)    (7,103)    (5,020)
                                               2000      30,568     44,355     43,523     22,445
Net income (loss)(1)........................   2001     (30,442)   (52,715)   (99,828)   (40,883)
                                               2000     (10,362)     3,301        575    (80,478)
Net income (loss) attributable to common
  stockholders..............................   2001    $  (2.45)     (4.19)     (7.88)     (3.00)
                                               2000    $   (.88)      0.20      (0.05)     (6.39)

---------------

(1) During the third quarter of fiscal 2001, tax expense of $56.8 million was recorded to provide a valuation allowance against all of our U.S. deferred tax assets. During the second quarter fiscal 2001, approximately $7.1 million in pre-tax charges were recorded in connection with the withdrawal from the traditional commodity textile business of our acrylic fibers operations which related to $2.0 million in severance payments and a write-down of finished goods and stores inventory to their net realizable value. During the fourth quarter of fiscal 2000, $1.6 million of expense was recorded related to workforce reductions at our acrylic fibers operations. We also recorded non-cash expense related to the impairment of our acrylic fibers production assets of $60.0 million in the fourth quarter of fiscal 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Our Board oversees our management, reviews our long-term strategic plans and exercises direct decision making authority in key areas. Four of our six directors are not our employees and only non-employee directors are eligible to serve on our Audit and Compliance Committee or our Compensation Committee.

     Personal information on each of our directors is provided below. With the exception of David G. Elkins, who was appointed to our Board upon his promotion to President on January 24, 2001 and Richard K. Crump, who was appointed to our Board upon his promotion to Co-Chief Executive Officer on December 18, 2001, each of our current directors was elected by our stockholders at our last annual meeting.

     Our Board held 21 meetings in fiscal 2001. On average, our directors attended 90% of the meetings of our Board or any of our Board committees on which they served. Our only director who attended less than 75% of the meetings of our Board and all committees on which he served was Allan R. Dragone, who attended three of five such meetings prior to his resignation in March of 2001.

Frank P. Diassi                         Mr. Diassi is Managing General Partner of The Unicorn Group,
Age 68                                  L.L.C., a private financial organization. He organized The
Director since August 1996              Unicorn Group in 1981 and has originated investments in over
                                        40 entrepreneurial companies. Prior to the effective date of his termination of employment on December 18, 2001, Mr.
                                        Diassi served as our Chairman of our Board of Directors
                                        since August of 1996 and our Co-Chief Executive Officer
                                        since September 18, 2001. Prior to September 18, 2001, Mr.
                                        Diassi exercised the duties of our Chief Executive Officer due to the vacancy created by the retirement of our former
                                        Chief Executive Officer on May 8, 2000. Mr. Diassi has been
                                        Chairman of the Board of Hawkeye Chemical Company and was a
                                        director of Arcadian Corporation, at the time the largest
                                        nitrogen fertilizer company in the Western Hemisphere. Mr.
                                        Diassi also currently serves as Chairman of the Board of
                                        Software Plus, Inc., a human resource and payroll service
                                        supplier, and Amerlux, Inc., a manufacturer of lighting
                                        fixtures for commercial and retail markets, and a director of Fibreglass Holdings, Inc., a truck accessory
                                        manufacturer. In addition, he is a founding director and a member of the Safety, Health and Environmental Committee of
                                        Mail-Well, Inc., a NYSE company that manufacturers envelopes and provides commercial printing services.

Robert W. Roten                         Mr. Roten spent the first 25 years of his career with
Age 67                                  Monsanto Company and served as Vice President for sales and
Director Since August 1996              marketing for El Paso Products Company from 1981 to 1983.
                                        Mr. Roten was President of Materials Exchange, Inc., a
                                        Houston-based petrochemicals and plastics marketing firm,
                                        from 1983 until 1986. He served as our Vice
                                        President -- Commercial from August of 1986 until September of 1991, when he became our Vice President -- Corporate
                                        Development. Mr. Roten served as our Executive Vice
                                        President and Chief Operating Officer from April of 1993
                                        until August of 1996, and served as our President and Chief
                                        Executive Officer from August 21, 1996 until April of 1998.
                                        Mr. Roten served as the Vice Chairman of our Board of
                                        Directors from April of 1998 until his appointment as our
                                        non-executive Chairman of the Board on December 18, 2001.
                                        Mr. Roten is currently a principal in Double R Companies,
                                        Inc., a private investment company, and President of Hickory
                                        Acquisition Group, a chemical asset acquisition company in which he has been a principal and a director since April of
                                        1999. Mr. Roten is also currently President of Xnet, Inc., a
                                        Houston-based computer and systems consulting company, and has served on its Board of Directors since June of 1995.
David G. Elkins                         Mr. Elkins has been our President since January 24, 2001 and
Age 59                                  our Co-Chief Executive Officer since September 18, 2001.
Director Since January 2001             Prior to his appointment as our President, Mr. Elkins served as our General Counsel and Corporate Secretary since January
                                        1, 1998 and our Executive Vice President -- Administration
                                        and Law since May 1, 2000. Prior to May 1, 2000, Mr. Elkins served as one of our Vice Presidents. Mr. Elkins previously was a senior partner in the law firm of Andrews & Kurth
                                        L.L.P., where he specialized in corporate and securities
                                        matters.
Frank J. Hevrdejs                       Mr. Hevrdejs is a principal and President of The Sterling
Age 56                                  Group, L.P., which he co-founded in 1982. Mr. Hevrdejs has
Director Since August 1996              actively participated in acquisitions of over 40 businesses in the past 20 years. He is Chairman of First Sterling
                                        Ventures Corp., an investment company, and a director of
                                        Enduro Holdings, Inc., a structural and electrical
                                        manufacturing company, and Fibreglass Holdings, Inc., a
                                        truck accessory manufacturer. He is also a founding director and a member of the Compensation Committee of Mail-Well,
                                        Inc., a NYSE company that manufactures envelopes and
                                        provides commercial printing services, and a director and
                                        member of the Compensation Committee and Audit Committee of
                                        Eagle USA, an air-freight company. Mr. Hevrdejs previously served as a director of Chase Bank of Texas, National
                                        Association, a national banking association, and is
                                        currently a member of the Advisory Board of Chase Manhattan
                                        Bank, N.A.
Hunter Nelson                           Mr. Nelson is currently a principal of The Sterling Group,
Age 49                                  L.P. Prior to joining The Sterling Group in 1989, he served
Director Since August 1996              as vice president of administration and general counsel of
                                        Fiber Industries, Inc., a producer of polyester fibers. Mr.
                                        Nelson was previously a partner in the law firm of Andrews &
                                        Kurth L.L.P., specializing in corporate and securities laws.
                                        Mr. Nelson served on the Board of Directors of Sterling
                                        Diagnostic Imaging, Inc. until it was sold in May of 1999.

Rolf H. Towe                            Mr. Towe has served as Senior Managing Director of The
Age 63                                  Clipper Group, L.P. since its formation in 1991 and is Vice
Director Since January 1998             President of Clipper Asset Management, Inc. He was the
                                        Chairman of Executive Partner Limited, an executive
                                        consulting firm, from 1989 to 1995. Earlier in his career,
                                        Mr. Towe held various management positions over a period of nearly 20 years in Union Carbide Corporation, a
                                        multinational chemicals and plastics manufacturer. Mr. Towe also serves as a director of several private companies. Mr.
                                        Crump has served as our Co-Chief Executive Officer since
                                        December 18, 2001.
Richard K. Crump                        Prior to that time, Mr. Crump served as our Executive Vice
Age 55                                  President -- Operations since May 1, 2000, our Vice
Director Since December 2001            President -- Strategic Planning from December 1, 1996 until
                                        May 1, 2000, our Vice President -- Commercial from October of 1991 until December 1, 1996 and our
                                        Director -- Commercial from August of 1986 until October of
                                        1991. Prior to joining us, Mr. Crump was Vice President of
                                        Sales for Rammhorn Marketing from 1984 until August of 1986 and Vice President of Materials Management for El Paso
                                        Products Company from 1976 through 1983.

     The holders of 6,673,213 shares of our common stock, representing approximately 52% of our outstanding shares, are parties to a Third Amended and Restated Voting Agreement dated as of February 1, 1999. The parties to the Voting Agreement and its most pertinent terms are described in detail in this Form 10-K under Item 13. Certain Relationships and Related Transactions. The parties to the Voting Agreement are required to vote all of their shares of our common stock in favor of three nominees to our Board; one to be designated by certain affiliates of Clipper Capital Partners, L.P. who are commonly referred to collectively as "The Clipper Group," one to be designated by Gordon A. Cain and one to be designated by Koch Capital Services, Inc. Mr. Towe is the current designee of The Clipper Group. Mr. Cain's right to designate a member of our Board under the Voting Agreement expired on December 15, 2001 and Koch Capital has waived its right to designate a member of our Board.

DIRECTOR COMPENSATION

     Our employees who serve as members of our Board do not receive additional compensation for serving on our Board or any Board committees, although all of our directors are reimbursed for their travel expenses related to their services as a director. Each of our non-employee directors is currently paid a fee of $5,000 per quarter for his service as a director. Prior to January 1, 2001, only our Vice Chairman was paid a fee of $5,000 per quarter, as our other non-employee directors were paid a fee of $2,500 per quarter. Our non-employee directors also receive $1,000 for each Board meeting held in person that they attend and $400 for each telephonic meeting in which they participate that lasts at least 30 minutes. Each of our non-employee directors that serves as the Chairman of one of our Board committees is paid $1,700 for each meeting of that committee that he attends, and our other non-employee directors that serve on our Board committees are paid $700 per meeting. In addition, each of our non-employee directors that serves as the Chairman of one of our Board Committees is paid an annual retainer of $1,000 for service as Chairman on that committee.

     Under our Amended and Restated Stock Plan for Non-Employee Directors, each of our non-employee directors received $15,000 in shares of our common stock and fully vested options to purchase 2,000 shares of our common stock on October 1, 2000. This grant of shares under our Stock Plan for Non-Employee Directors was valued at the average market price for a share of our common stock during the 90-day period ending on the date of grant. On March 7, 2001, our Board elected to terminate this plan with respect to future grants.

BOARD COMMITTEES

     Our Board of Directors has created various standing committees to help carry out its duties, including a Compensation Committee and an Audit and Compliance Committee. Generally speaking, our Board committees work on key issues in greater detail than would be possible at full Board meetings. We do not have a standing nominating committee.

  COMPENSATION COMMITTEE

     Our Compensation Committee is currently comprised of two of our non-employee directors, Frank J. Hevrdejs (Chairman) and Rolf H. Towe, and met four times in fiscal 2001. Our Compensation Committee is responsible for discharging the compensation responsibilities of our Board, reviews general compensation issues, determines the compensation of all of our senior executives and other key employees and recommends and administers our employee benefit plans that provide benefits to our senior executives. Our Compensation Committee consults, from time to time, with outside experts concerning the performance of its duties.

  AUDIT AND COMPLIANCE COMMITTEE

     Our Audit and Compliance Committee is currently comprised of two of our non-employee directors, Hunter Nelson (Chairman) and Robert W. Roten, and met seven times in fiscal 2001. This Committee operates under a written charter adopted by our Board. Our Audit and Compliance Committee recommends the appointment of our independent auditors to our Board, meets with these auditors to review their report on the financial statements of our business and approves the audit and other services to be provided by these auditors. In addition, our Audit and Compliance Committee reviews our Form 10-K and Form 10-Q reports and our practices in preparing published financial statements. Our Audit and Compliance Committee also provides oversight with respect to the establishment of and adherence to corporate compliance programs, codes of conduct and other policies and procedures concerning our business and our compliance with all relevant laws.

     Mr. Nelson is considered "independent" under the listing standards of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities' Dealers. Mr. Roten was a party to a Consulting Agreement with Holdings dated as of February 16, 2001 pursuant to which Mr. Roten was paid $10,000 per month and was reimbursed his expenses in exchange for consulting and advisory services related to our sales, marketing and energy and raw material procurement practices. This Consulting Agreement expired on August 31, 2001. Due to the existence of this Consulting Agreement, Mr. Roten is not considered independent under any of these listing standards.

EXECUTIVE OFFICERS OF THE COMPANY

     Personal information with respect to each of our executive officers is set forth below.

David G. Elkins                        Mr. Elkins has been our President since January 24, 2001 and
Age 59                                 our Co- Chief Executive Officer since September 18, 2001.
                                       Prior to his appointment as our President, Mr. Elkins served as our General Counsel and Corporate Secretary since January
                                       1, 1998 and our Executive Vice President -- Administration
                                       and Law since May 1, 2000. Prior to May 1, 2000, Mr. Elkins served as one of our Vice Presidents. Mr. Elkins previously was a senior partner in the law firm of Andrews & Kurth
                                       L.L.P., where he specialized in corporate and securities
                                       matters. Mr. Crump has served as our Co-Chief Executive
                                       Officer since December 18, 2001.
Richard K. Crump                       Prior to that time, Mr. Crump served as our Executive Vice
Age 55                                 President -- Operations since May 1, 2000, our Vice
Director Since December 2001           President -- Strategic Planning from December 1, 1996 until
                                       May 1, 2000, our Vice President -- Commercial from October of 1991 until December 1, 1996 and our
                                       Director -- Commercial from August of 1986 until October of
                                       1991. Prior to joining us, Mr. Crump was Vice President of
                                       Sales for Rammhorn Marketing from 1984 until August of 1986 and Vice President of Materials Management for El Paso
                                       Products Company from 1976 through 1983.

Paul G. Vanderhoven                    Mr. Vanderhoven has been our Chief Financial Officer since
Age 48                                 March 21, 2001 and our Vice President-Finance since October of 2000. Prior to becoming our Chief Financial Officer, Mr.
                                       Vanderhoven served as our Corporate Controller from October of 1989 through March 21, 2001, and our Manager Finance from
                                       August of 1986 through October of 1989. Before joining us,
                                       Mr. Vanderhoven held various positions with Monsanto Company from 1977 through August of 1986.

     We have entered into an employment agreement with Mr. Elkins which is described in detail in this Form 10-K under Executive Compensation.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table shows the compensation we paid during the three fiscal years ended September 30, 2001 to each individual who served as our Chief Executive Officer or acted in a similar capacity during fiscal 2001 and our other four most highly compensated officers during fiscal 2001.

                                                                   LONG-TERM
                                                              COMPENSATION AWARDS
                                                          ----------------------------
                                   ANNUAL COMPENSATION    RESTRICTED     SECURITIES
NAME AND                  FISCAL   --------------------     STOCK        UNDERLYING         ALL OTHER
PRINCIPAL POSITION         YEAR    SALARY(1)   BONUS(2)    AWARD(S)    OPTIONS/SARS(3)   COMPENSATION(4)
------------------        ------   ---------   --------   ----------   ---------------   ---------------
Frank P. Diassi.........   2001    $419,278    $719,250       $0                 0          $  35,586
  Chairman of the
     Board..............   2000     350,016           0        0                 0             29,568
  And Co-CEO               1999     333,344           0        0           158,730             35,406
David G. Elkins(5)......   2001     372,292     438,847        0           500,000             32,378(6)
  President and Co-CEO     2000     218,750      50,000        0                 0             20,162
                           1999     200,000      20,000        0            60,000             27,546
Richard K. Crump........   2001     316,667     318,425        0                 0             19,403
  Executive Vice           2000     214,583           0        0                 0              8,953
 President -- Operations   1999     200,000      10,000        0            50,265              9,885
Gary M Spitz(7).........   2001     111,269     318,425        0                 0             20,862(8)
  Executive Vice           2000     217,917      50,000        0                 0              3,541
  President -- Finance     1999     193,333           0        0            45,000              3,478
  and CFO
Paul G.
  Vanderhoven(9)........   2001     204,583     112,495        0                 0              6,694
  Vice President-Finance   2000     144,667      10,000        0             4,000                561
  and CFO                  1999     135,850           0        0             6,000                884

---------------

(1) Includes amounts paid under our Supplemental Pay Plan and amounts deferred under our 401(k) Savings and Investment Plan.

(2) Includes amounts paid under our Bonus Plan and our Profit Sharing Plan and other bonuses paid by us as follows:

                                           FISCAL                   PROFIT
                                            YEAR    BONUS PLAN   SHARING PLAN   OTHER BONUSES
                                           ------   ----------   ------------   -------------
Frank P. Diassi..........................   2001     $700,000      $19,250        $      0
                                            2000            0            0               0
                                            1999            0            0               0
David G. Elkins..........................   2001      305,500       12,925         120,422
                                            2000            0            0          50,000
                                            1999            0            0          20,000
Richard K. Crump.........................   2001      305,500       12,925               0
                                            2000            0            0               0
                                            1999            0            0          10,000
Gary M. Spitz............................   2001      305,500       12,925               0
                                            2000            0            0          50,000
                                            1999            0            0               0
Paul G. Vanderhoven......................   2001      104,300        8,195               0
                                            2000            0            0          10,000
                                            1999            0            0               0

(3) On December 14, 1998, we repriced all outstanding stock options to lower the exercise price to $6 per share. With the exception of Mr. Vanderhoven, no options were granted to any of our officers appearing in this table during fiscal 1999. For all of our officers other than Mr. Vanderhoven, figures for fiscal 1999 are included solely to reflect the repricing of options granted during fiscal 1997 and fiscal 1998. For Mr. Vanderhoven, figures for fiscal 1999 include options to acquire 3,000 shares of our common stock that were granted in fiscal 1999, as well as options granted during fiscal 1997 and fiscal 1998 that were repriced on December 14, 1998.

(4) Includes premiums for group life insurance and premiums for executive life insurance paid by us and matching contributions paid by us under our 401(k) Savings and Investment Plan as follows:

                                            FISCAL                EXECUTIVE   401(K) MATCHING
                                             YEAR    GROUP LIFE     LIFE       CONTRIBUTIONS
                                            ------   ----------   ---------   ---------------
Frank P. Diassi...........................   2001     $10,556      $19,080        $5,950
                                             2000      10,488       19,080             0
                                             1999      16,326       19,080             0
David G. Elkins...........................   2001       3,639       18,385         8,006
                                             2000       2,527       17,635             0
                                             1999       3,618       23,928             0
Richard K. Crump..........................   2001       2,870        8,527         8,006
                                             2000       1,323        7,630             0
                                             1999       2,255        7,630             0
Gary M. Spitz.............................   2001         484            0         3,770
                                             2000         810        2,731             0
                                             1999         747        2,731             0
Paul G. Vanderhoven.......................   2001         708            0         5,986
                                             2000         561            0             0
                                             1999         884            0             0

(5) Mr. Elkins was promoted to President on January 24, 2001 and Co-Chief Executive Officer on September 18, 2001, meaning that his annual compensation for fiscal 2001 reflects compensation paid to him in his prior capacity as Executive Vice President-Administration and Law, General Counsel and Secretary for approximately 3 1/2 months and compensation paid to him in his capacity as President (including approximately two weeks as Co-Chief Executive Officer) for approximately 8 1/2 months.

(6) Includes premiums for liability insurance paid by us of $2,348.

(7) Mr. Spitz resigned from employment with us on March 21, 2001, meaning that he was employed by us during fiscal 2001 for only approximately 5 1/2months.

(8) Includes compensation for unused vacation time of $16,608 paid upon Mr. Spitz's resignation from employment with us.

(9) Mr. Vanderhoven was promoted to Chief Financial Officer on March 21, 2001, meaning that his annual compensation for fiscal 2001 reflects compensation paid to him in his prior capacity as Corporate Controller and Vice President-Finance for approximately 5 1/2 months and compensation paid to him in his capacity as Chief Financial Officer and Vice President-Finance for approximately 6 1/2 months.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information relating to options to purchase shares of our common stock granted in fiscal 2001 to each of our executive officers named in the Executive Compensation Table. All of these options were granted under our Omnibus Stock Awards and Incentive Plan (the "Omnibus Plan").

                                                                                  POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF     PERCENT OF                                      ASSUMED ANNUAL RATES OF
                       SECURITIES      TOTAL                                               STOCK PRICE
                       UNDERLYING     OPTIONS                                        PERCENT OF TOTAL OPTIONS
                        OPTIONS      GRANTED TO    EXERCISE                                 GRANTED TO
                        GRANTED     EMPLOYEES IN     PRICE        EXPIRATION      ------------------------------
                          (#)       FISCAL YEAR    PER SHARE       DATE(1)         0%        5%          10%
                       ----------   ------------   ---------   ----------------   -----   ---------   ----------
David G. Elkins......   250,000          50%         $1.00     January 24, 2011     $0     $     0     $ 53,975
David G. Elkins......   250,000          50%         $0.50     January 24, 2011      0      65,900      178,975

---------------

(1) All options were completely vested upon their issuance.

(2) The dollar amounts set forth under these columns are the result of calculations of assumed annual rates of stock price appreciation from the date of grant of the options awarded to the date of expiration of such options of 0%, 5% and 10%. Based on these assumed annual rates of stock price appreciation of 0%, 5% and 10%, our stock price at January 24, 2011 is projected to be $0.4688, $0.7636 and $1.2159, respectively. These assumptions are not intended to forecast future appreciation of our stock price. Our stock price may increase or decrease in value over the time period set forth above. Mr. Elkins will not realize value under his option grants without stock price appreciation, which will benefit all stockholders. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

AGGREGATE YEAR-END OPTION VALUES

     The following table provides information on the value of unexercised stock options, as of September 30, 2001, held by each of our executive officers named in the Executive Compensation Table. There were no exercises of options or stock appreciation rights during fiscal 2001 by any of these officers, and none of these officers held any stock appreciation rights at September 30, 2001.

                                                  NUMBER OF               VALUE OF UNEXERCISED
                                            SECURITIES UNDERLYING             IN-THE-MONEY
                                             UNEXERCISED OPTIONS              OPTIONS/SARS
                                            AT SEPTEMBER 30, 2001        AT SEPTEMBER 30, 2001*
                                         ---------------------------   ---------------------------
                                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                         -----------   -------------   -----------   -------------
Frank P. Diassi........................    146,032        12,698              --            --
David G. Elkins........................    545,000        15,000              --            --
Richard K. Crump.......................     46,244         4,021              --            --
Gary M. Spitz..........................          0             0              --            --
Paul G. Vanderhoven....................      4,760         5,240              --            --

---------------

* The "value" of unexercised options is based on the amount, if any, by which the market price of a share of our common stock on the relevant date exceeds the exercise price of the option. The actual gain, if any, that one of our officers realizes from the exercise of options will depend on the market price of a share of our common stock at the time of exercise. An "In-The-Money" option is an option for which the exercise price is lower than the market price of a share of our common stock on the relevant date. None of our officers held options with an exercise price below the market price of a share of our common stock as of September 30, 2001.

PENSION PLANS

Salaried Employees' Pension
Plan..........................   Most of our salaried employees, including each
                                 of our executive officers named in the
                                 Executive Compensation Table, participate in our defined benefit Salaried Employees' Pension
                                 Plan. We determine the pension costs under this Plan each year on an actuarial basis and make all necessary contributions. The pension benefits payable under this Plan are determined by multiplying the employee's "vested percentage" by the sum of (i) the number of years the employee is given credit as having worked for us times 1.2% of his or her "Average
                                 Earnings" plus (ii) the number of years the employee is given credit as having worked for us (not to exceed 35) times 0.45% of the amount which his or her "Average Earnings" exceeds the average (without indexing) of his or her Social
                                 Security taxable wage bases during the 35-year period ending on December 31 of the year in which he or she attains Social Security retirement age. Generally, an employee's
                                 "Average Earnings" will be either the average compensation received by the employee during the three years in which the employee was paid the most in his or her final five years of employment or the average compensation received by the employee during the last 36 months of his or her employment, whichever is larger, excluding amounts received under our Profit
                                 Sharing and Bonus Plans. However, due to certain limitations imposed under the Internal
                                 Revenue Code, benefits payable to an employee under this Plan are effectively limited in amount to those benefits that would be payable to an employee having Average Earnings of $170,000.

Pension Benefit Equalization
Plan..........................   Each of our salaried employees who is eligible
                                 to participate in our Pension Plan is also eligible to participate in our Pension Benefit
                                 Equalization Plan. Our Equalization Plan pays additional benefits to employees whose benefits under our Pension Plan are limited as a result of specified limitations under the Internal Revenue Code. The amount of benefits payable under our Equalization Plan is designed to eliminate the effect of these limitations on the aggregate pension benefits payable to the participants but not provide any additional benefits beyond that amount. These benefits are generally payable at the times we pay benefits under our Pension Plan. We have paid benefits under our Equalization Plan to former employees.

Supplemental Employee
Retirement Plan...............   Each of our employees who are a part of
                                 management or who are considered "highly compensated" and subject to limitations on the amount of Pension Plan benefits they may receive under the Internal Revenue Code is also eligible to participate in our Supplemental
                                 Employee Retirement Plan. Our Supplemental Plan pays additional benefits to employees whose benefits under our Pension Plan are limited as a result of such employee's Average Earnings exceeding $170,000 or due to the removal of certain Social Security integration benefits from the Pension Plan. The amount of benefits payable under our Supplemental Plan is designed to eliminate the effect of these limitations on the aggregate pension benefits payable to the participants but not provide any additional benefits beyond that amount. These benefits are generally payable at the same time as when we pay benefits under our Pension Plan. We have paid benefits under our Supplemental Plan to former employees.

     The following table sets forth the aggregate amount of annual normal retirement benefits that would be payable under our Pension Plan, Equalization Plan and Supplemental Plan if an employee retired during calendar 2001 at the age of 65 with the years of service shown (assuming the continued existence of our Pension Plan, Equalization Plan and Supplemental Plan without substantial change and payment in the form of a single life annuity).

                                                    YEARS OF SERVICE
AVERAGE                           ----------------------------------------------------
EARNINGS                             15         20         25         30         35
--------                          --------   --------   --------   --------   --------
$125,000........................  $ 28,426   $ 37,901   $ 47,376   $ 56,851   $ 66,327
 150,000........................    34,613     46,151     57,689     69,226     80,764
 175,000........................    40,801     54,401     68,001     81,601     95,202
 200,000........................    46,988     62,651     78,314     93,976    109,639
 250,000........................    59,363     79,151     98,939    118,726    138,514
 300,000........................    71,738     95,651    119,564    143,476    167,389
 400,000........................    96,488    128,651    160,814    192,976    225,139
 450,000........................   108,863    145,151    181,439    217,726    254,014
 500,000........................   121,238    161,651    202,064    242,476    282,889

     For our executive officers, the compensation covered by these Plans is solely that compensation reported under the salary column in the executive compensation table appearing in this Form 10-K and may, as to a particular executive officer for a given year, differ by more than 10% from that executive officer's total annual compensation reported in the executive compensation table, depending on the amount of bonuses and other annual compensation paid to that executive officer during the relevant year.

     As of September 30, 2001, the credited years of service under these Plans of each of our executive officers named in the Executive Compensation Table were:

Frank P. Diassi.............................................   5 years
David G. Elkins.............................................   4 years
Richard K. Crump............................................  15 years
Gary M. Spitz...............................................   3 years
Paul G. Vanderhoven.........................................  25 years

     Assuming retirement at age 65 (or after five years of service, if later) and the continuation of their current levels of base salary until retirement, the total retirement benefits payable to each of our executive officers named in the Executive Compensation Table under the Equalization and Supplemental Plans would be:

                                                                                 NET PAYMENT
                                  GROSS PAYMENT    REDUCTION FOR PAYMENTS     UNDER EQUALIZATION
                                 UNDER ALL PLANS     UNDER PENSION PLAN     AND SUPPLEMENTAL PLANS
                                 ---------------   ----------------------   ----------------------
Frank P. Diassi(1).............     $ 30,628              $13,946                  $16,682
David G. Elkins(2).............       50,390               23,388                   27,002
Richard K. Crump...............      116,264               63,020                   53,244
Gary M Spitz(3)................            0                    0                        0
Paul G. Vanderhoven............      115,354               95,518                   19,836

---------------

(1) Mr. Diassi's pension benefits are calculated as of September 30, 2001.

(2) Excludes supplemental pension benefits payable to Mr. Elkins under his Employment Agreement.

(3) Mr. Spitz resigned as of March 21, 2001 and is no longer eligible for payments under these Plans.

     All of the benefits appearing in the pension plan table are computed on a single-life annuity basis and are not subject to any deduction for Social Security or other offset amounts. However, our Supplemental Plan does contain an alternative formula for determining benefits which includes a Social Security offset. We have never used this alternative formula to determine the amount of any benefits paid under our Supplemental Plan.

EMPLOYMENT AGREEMENT -- DAVID G. ELKINS

     On November 12, 1997, we entered into an Employment Agreement with Mr. Elkins under which we engaged Mr. Elkins to serve as our General Counsel and Corporate Secretary and one of our Vice Presidents. Mr. Elkins' Employment Agreement has been amended as of the date of his promotion to President to, among other things, reflect his change in position. Under his Employment Agreement, Mr. Elkins currently earns a base salary of $350,000 per year (subject to increase at the discretion of our Board) and he participates in our bonus and incentive plans. In addition, when Mr. Elkins signed his Employment Agreement, we granted Mr. Elkins 5,000 shares of our common stock (none of which remain subject to forfeiture) and options to purchase 60,000 shares of our common stock for $12 per share (with 25% of such options vesting annually on each January 1, commencing with January 1, 1999). On December 14, 1998, we reduced the exercise price of these options to $6 per share. Mr. Elkins was also granted the right to purchase up to 80,000 shares of our common stock but that right expired on April 30, 1998 without having been exercised. Upon Mr. Elkins' promotion to President, we granted Mr. Elkins options to purchase 250,000 shares of our common stock for $1 per share and options to purchase 250,000 shares of our common stock for $0.50 per share (all of which were completely vested upon their grant), which grants are referred to in the amendment to his Employment Agreement.

     Either we or Mr. Elkins may terminate Mr. Elkins' Employment Agreement at any time, for any reason or for no reason. However, if Mr. Elkins terminates his employment for a Good Reason (as defined in his Employment Agreement) or we terminate Mr. Elkins' employment for any reason other than Misconduct or

Disability (as those terms are defined in his Employment Agreement), Mr. Elkins is entitled to continuing coverage under all of our life, healthcare, medical and dental insurance plans and programs (excluding disability) for 36 months, so long as Mr. Elkins pays any required employee premiums under these plans or programs or COBRA. However, we are not required to make these payments or provide these coverages if Mr. Elkins' obtains other employment where he is provided with substantially similar benefits. Finally, if Mr. Elkins' Employment Agreement is terminated under these circumstances, all vesting and similar requirements and all conditions to entitlement to benefits are deemed satisfied under these plans and programs, meaning that all unvested options held by Mr. Elkins would immediately vest.

     Under his Employment Agreement, Mr. Elkins is entitled to participate in, and receive benefits under, most of our employee benefit plans as if his employment with us commenced on January 1, 1993 or, in the case of our post-retirement healthcare plan, January 1, 1988. In addition, Mr. Elkins is entitled under his Employment Agreement to receive pension benefits which are supplemental to the pension benefits payable to Mr. Elkins under our Pension Plan, Equalization Plan and Supplemental Plan.

KEY EMPLOYEE PROTECTION PLAN

     On January 26, 2000, our Board approved our Key Employee Protection Plan, which has subsequently been amended several times. This Plan was established by our Board to help us retain certain of our employees and motivate them to continue to exert their best efforts on our behalf during periods when we may be susceptible to a change of control, and to assure their continued dedication and objectivity during those periods This Plan was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. A select group of management or highly compensated employees has been designated as participants under the Plan and their respective applicable multipliers and other variables for determining benefits have been established. Our Compensation Committee is authorized to designate additional management or highly compensated employees as participants under our Key Employee Protection Plan and set their applicable multipliers. Our Compensation Committee may also terminate any participant's participation under this Plan on 60 days' notice if it determines that the participant is no longer one of our key employees.

     Under our Key Employee Protection Plan, any participant under the Plan that terminates his or her employment for "Good Reason" or is terminated by us for any reason other than "Misconduct" or "Disability" within his or her "Protection Period" is entitled to benefits under the Plan. A participant's Protection Period commences 180 days prior to the date on which a specified change of control occurs and ends either two years or 18 months after the date of that change of control, depending on the size of the participant's applicable multiplier. A participant may also be entitled to receive payments under the Plan in the absence of a change of control but at a reduced level of payment. If a participant becomes entitled to benefits under our Key Employee Protection Plan, we are required to provide the participant with a lump sum cash payment that is determined by multiplying the participant's applicable multiplier by the sum of the participant's highest annual base compensation during the last three years plus the participant's targeted bonus for the year of termination, and then deducting the sum of any other separation, severance or termination payments made by us to the participant under any other plan or agreement or pursuant to law, plus 50% of the aggregate cash compensation paid to the participant by us or our successor following the confirmation of a plan of reorganization in our bankruptcy proceedings. In addition, if the participant is entitled to a lump sum payment under the Plan in the absence of a change of control, his or her applicable multiplier is reduced by 50%. Similarly, if a participant becomes entitled to benefits under the Plan in connection with the liquidation of all or substantially all of our assets for salvage or equivalent value, the lump sum amount payable to him or her is reduced by 25%. If a participant is not one of our senior executives, he or she is not entitled to receive the lump sum payment if his or her termination date is after his or her normal retirement date. Finally, a pro rata portion of any lump sum amount paid to a participant under the Plan must be repaid by the participant if the participant is rehired by us or our successor within one year after the participant's termination date.

     In addition to the lump sum payment, the participant is entitled to receive any accrued but unpaid compensation, compensation for unused vacation time and any unpaid vested benefits earned or accrued under any of our benefit plans (other than qualified plans). Also, for a period of 24 months (including 18 months COBRA coverage), the participant will continue to be covered by all of our life, health care, medical and dental insurance plans and programs (other than disability), as long as the participant makes a timely COBRA election and pays the regular employee premiums required under our plans and programs and by COBRA. However, if the participant is not one of our senior executives, the participant is not entitled to continued coverage under our plans and programs if his or her termination date is after his or her normal retirement date. In addition, our obligation to continue to provide coverage under our plans and programs to any participant ceases if and when the participant becomes employed on a full-time basis by a third party which provides the participant with substantially similar benefits.

     If any payment or distribution under our Key Employee Protection Plan to any participant is subject to excise tax pursuant to Section 4999 of the Internal Revenue Code, the participant is entitled to receive a gross-up payment from us in an amount such that, after payment by the participant of all taxes on the gross-up payment, the amount of the gross-up payment remaining is equal to the excise tax imposed under Section 4999 of the Internal Revenue Code. However, the maximum amount of any gross-up payment is 25% of the sum of the participant's highest annual base compensation during the last three years plus the participant's targeted bonus for the year of payment.

     We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the Plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the Plan. In addition, no termination of our Key Employee Protection Plan, or any of these types of amendments to the Plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the Plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment.

SUPPLEMENTAL PAY PLAN

     On March 8, 2001, our Board approved our Supplemental Pay Plan, which was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. Historically, we have paid our senior level employees below-market salaries with the opportunity to earn above-market compensation through stock based incentives and significant bonuses in years when we achieve targeted levels of EBITDA. Due to our financial difficulties, the opportunity to earn additional compensation through these programs was significantly reduced, if not entirely eliminated. As a result, our Board established this Plan to address their concern that the overall compensation provided to our senior level employees would always be below-market and, consequently, not adequate to retain these employees or attract new highly-qualified employees. A select group of management or highly compensated employees has been designated as participants under the Plan and their respective benefits have been established. Each payment under the Plan is a specified percentage of the participant's annual base salary and payments are paid on or before the tenth day after the last day of each calendar quarter. The participant must be employed by us on the relevant payment date in order to be eligible to receive that payment under the Plan. We may amend or terminate our Supplemental Pay Plan at any time but any amendment or termination of the Plan can only become effective on a payment date and may not affect the rights of participants under the Plan that have accrued as of that effective date, including the right to receive supplemental pay on that payment date.

RETENTION BONUS PLAN

     On July 13, 2001, our Board approved our Retention Bonus Plan, which was subsequently amended. This Plan was established by our Board to help us retain our employees whose resignations would cause significant disruption to our operations and whose skills would be particularly difficult and costly to replace, to improve their morale during the pendency of our bankruptcy proceedings and help us incentivize these employees to work diligently toward the resolution of our bankruptcy proceedings. The Plan was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. A select group of management or highly compensated employees has been designated as participants under the Plan and their respective benefits have been established. Each participant in the Plan is entitled to payments under the Plan on specified dates, unless the participant's employment with us terminates prior to that payment date for any reason other than a termination by the participant for "Good Reason" or a termination by us for any reason other than "Misconduct" or "Disability." Payments under the Plan are based on specified percentages of the participant's annual compensation, including payments under our Supplemental Pay Plan. Each participant who becomes entitled to payments under the Plan will be paid 25% of the total amount payable to that participant on the earlier of April 15, 2002 and the date on which a plan of reorganization in our bankruptcy proceedings is confirmed, an additional 25% on the earliest to occur of October 15, 2002, the date on which a plan of reorganization is confirmed in our bankruptcy proceedings and the date on which all or substantially all of our assets are sold or otherwise transferred, and the final 50% on the earlier to occur of the date on which a plan of reorganization is confirmed in our bankruptcy proceedings and the date on which all or substantially all of our assets are sold or otherwise transferred. However, if payments are made solely as a result of the sale of all or substantially all of our assets, a participant is not entitled to any payments under the Plan unless such sale or transfer occurs after April 15, 2002 and, for any sale or transfer that occurs after that date, the participant is only entitled to receive one-half of the final 50% payment.

     We may amend our Retention Bonus Plan at any time but any amendment that adversely affects a participant's rights or benefits under the Plan or reduces our obligations under the Plan will not be effective with respect to any person who was a participant at the time of such amendment. In addition, we may terminate our Retention Bonus Plan at any time, but all benefits payable under the Plan must be paid in full notwithstanding any termination or amendment of the Plan.

PERFORMANCE GRAPH

     The following Stock Performance Graph compares our cumulative total stockholder return on shares of our common stock for a five-year period with the cumulative total return of the Standard & Poor's Stock Index and the Standard & Poor's Chemicals Index. The graph assumes $100 was invested on September 30, 1996 in shares of our common stock, the S&P 500 Index and the S&P Chemicals Index and that dividends were reinvested.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
           AMONG STERLING CHEMICALS HOLDINGS, INC., THE S&P 500 INDEX
                          AND THE S&P CHEMICALS INDEX

                                    (GRAPH)

-------------------------------------------------------------------------------------------
                              1996       1997       1998       1999       2000       2001
-------------------------------------------------------------------------------------------
 Sterling Chemicals
  Holdings, Inc.             100.00     100.41      57.79      28.89      15.38       2.12
 S&P 500                     100.00     140.45     153.15     195.74     221.74     162.71
 S&P Chemicals               100.00     130.67     117.33     138.04     103.12     112.71

* $100 Invested on 9/30/1996 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

     In connection with our recapitalization in August of 1996, our common stock was delisted from the New York Stock Exchange and is now included in the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. We believe that this delisting, combined with the contemporaneous significant reductions in the overall number of outstanding shares and record holders of our common stock, have significantly reduced the liquidity of the trading market for shares of our common stock.

     We cannot give you any assurance as to future trends in the cumulative total return on shares of our common stock or of the foregoing indices and we do not make or endorse any predictions as to future stock performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our common stock as of December 3, 2001 by (i) each of our directors, (ii) each of our executive officers named in the Executive Compensation Table, (iii) all those known by us to be the beneficial owner of more than 5% of our common stock and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the mailing address of each such owner is 1200 Smith Street, Suite 1900, Houston, Texas 77002-4312.

     In addition, an aggregate of 566,726 shares of our common stock are held by the Sterling Chemicals ESOP on behalf of our employees and former employees, including certain of our executive officers, representing approximately 4.4% of our outstanding shares of common stock, all of which have been allocated to employees' accounts to date. These shares are held of record by Merrill Lynch & Co. Incorporated, as trustee, who disclaims beneficial ownership of such shares. Each person who has shares allocated to his or her ESOP account has the sole power to vote the allocated shares.

                                                                                  PERCENT OF
                                          NUMBER OF       RIGHT TO                OUTSTANDING
NAME                                   SHARES OWNED(1)   ACQUIRE(2)     TOTAL       SHARES
----                                   ---------------   ----------   ---------   -----------
Frank P. Diassi......................       710,457(3)    178,730       889,187       6.9%
Robert W. Roten......................       169,879         6,000       175,879       1.4%
Frank J. Hevrdejs....................       922,003(4)     27,000       949,003       7.4%
Hunter Nelson........................        67,154         7,000        74,154         *
Rolf H. Towe(5)......................     1,824,744        63,020     1,887,764      14.7%
David G. Elkins......................        21,533       560,000       581,533       4.4%
Richard K. Crump.....................        46,750        50,265        97,015         *
Gray M. Spitz........................        16,533             0        16,533         *
Paul G. Vanderhoven..................         6,030         6,400        12,430         *
Clipper Capital Associates,
  Inc.(6)............................     1,818,345        59,020     1,877,368      14.6%
Koch Industries, Inc.(7).............     1,128,223        49,031     1,177,254       9.2%
Fayez Sarofim & Co.(8)...............       687,548             0       687,548       5.4%
Olympus Growth Fund II, L.P.(9)......       620,383        58,387       678,770       5.3%
Olympus Executive Fund, L.P.(9)......         7,293           633         7,926         *
Directors and Officers as a Group (12
  persons)...........................     3,785,083       898,415     4,683,498      34.3%

---------------

 *  Less than 1%

(1) Includes shares of our common stock for which the named person:

    - has sole voting and investment power or

    - has shared voting and investment power with his or her spouse.

     Includes shares of our common stock held by Merrill Lynch, as Trustee of our Savings and Investment Plan or as Trustee of our ESOP, and allocated to the named person's account as follows:

                                                               SIP     ESOP
                                                              ------   -----
Frank P. Diassi.............................................       0   2,197
Robert W. Roten.............................................       0     850
David G. Elkins.............................................       0   1,533
Richard K. Crump............................................   7,478   2,197
Gary M. Spitz...............................................       0     442
Paul G. Vanderhoven.........................................   3,478   1,791
Directors and Officers as a Group...........................  10,956   9,010

     Excludes shares of our common stock that:

     - are restricted stock holdings or

     - may be acquired through the exercise of stock options within 60 days

    Excludes shares of our common stock and currently exercisable warrants to acquire shares of our common stock held by persons other than the named person who are parties to the Voting Agreement described in "Certain Transactions." Each of Messrs. Diassi, Hevrdejs and Nelson, Clipper Capital Associates, Inc., Koch Industries, Inc., Olympus Growth Fund II, L.P., Olympus Executive Fund, L.P. and Fayez Sarofim & Co. is a party to the Voting Agreement. Other parties to the Voting Agreement include William A. McMinn, one of our former directors, who beneficially owns 131,896 shares of our common stock and currently exercisable warrants to acquire 40,000 shares of our common stock, William C. Oehmig, who beneficially owns 361,772 shares of our common stock, The Rheney Living Trust (Susan O. Rheney and Clarke Rheney, Trustees), which beneficially owns 48,307 shares of our common stock, CS First Boston Merchant Investments 1995/96, L.P., which beneficially owns 75,900 shares of our common stock, and Von D. Oehmig, who beneficially owns 2,083 shares of our common stock. In addition, Gordon A. Cain, who beneficially owns currently exercisable warrants to acquire 160,000 shares of our common stock, and James Crane, who beneficially owns currently exercisable warrants to acquire 30,000 shares of our common stock, are parties to the Voting Agreement. All of the parties to the Voting Agreement may be deemed to be members of a "group" within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act and, as a result, may be deemed to have beneficial ownership of all of the shares of our common stock subject to the Voting Agreement. All shares of our common stock owned by the parties to the Voting Agreement are subject to the Voting Agreement, irrespective of whether such shares are currently owned or subsequently acquired, through purchase, the exercise of warrants or otherwise. The Voting Agreement expires at the time described in "Certain Transactions." Currently, an aggregate of 6,673,213 shares of our common stock, representing approximately 52% of our outstanding shares of common stock, are subject to the Voting Agreement. Each of the named persons expressly disclaims membership in such group and beneficial ownership of any shares of our common stock or warrants to acquire shares of our common stock held by the other parties to the Voting Agreement.

(2) Shares of our common stock that can be acquired through the exercise of warrants or stock options within 60 days.

(3) Includes (i) 20,000 shares of our common stock held as Trustee of the Gabrielle Diassi Trust, (ii) 40,000 shares of our common stock held as Trustee of the Diassi Children's Trust, (iii) 10,000 shares of our common stock held as Trustee of the Brianna Diassi Trust, (iv) 10,000 shares of our common stock held as Trustee of the Nicholas Diassi Trust, (v) 10,000 shares of our common stock held by Mr. Diassi's wife and (vi) 10,000 shares of our common stock held by Amerlux, Inc., a manufacturer of lighting fixtures for commercial and retail markets of which Mr. Diassi owns 50% of the outstanding equity and serves as Chairman of the Board. Mr. Diassi disclaims beneficial ownership of all of these shares.

(4) Includes 3,990 shares of our common stock owned by Mr. Hevrdejs' wife. Mr. Hevrdejs disclaims beneficial ownership of such shares.

(5) Represents shares of our common stock and includes warrants to acquire shares of our common stock held by The Clipper Group (see Note 6) with respect to which Mr. Towe, as Senior Managing Director of The Clipper Group, L.P. and Vice President of Clipper Asset Management, Inc., may be deemed to have beneficial ownership. Mr. Towe disclaims beneficial ownership of such shares and warrants.

(6) Clipper Capital Associates, Inc. ("Clipper") may be deemed to be the beneficial owner of such shares of our common stock by virtue of its relationship with entities that have beneficial ownership of such shares as discussed herein. Clipper and its affiliated entities described herein are collectively referred to as "The Clipper Group." Clipper is the sole general partner of Clipper Associates, and is a Delaware corporation principally engaged in holding investments, formed for the purpose of serving as general partner of Clipper Associates. The mailing address of Clipper is 650 Madison Ave., 9th Floor, New York, New York 10022. Clipper Associates is a Delaware limited partnership principally engaged in making investments, directly or indirectly through other entities, and is the sole general partner of Clipper Equity Partners I, L.P. ("Clipper I") and Clipper/Merchant Partners, L.P. ("Clipper II"), with sole voting and dispositive power with respect to the securities held by such partnerships. Each of Clipper I and Clipper II is a Delaware limited partnership, principally engaged in making investments. Clipper Associates may be deemed to directly beneficially own 11,831 shares of our common stock and, as of December 3, 2001, indirectly beneficially own 15,940 shares of our common stock by virtue of its status as nominee under certain nominee agreements, pursuant to which it exercises sole voting and dispositive power with respect to such shares. The nominee agreements, which originally covered 201,776 shares of our common stock, have been terminated but, as of December 3, 2001, the transfer of 15,940 shares of our common stock to the beneficial owners had not been completed. Clipper I may be deemed to directly beneficially own 444,537 shares of our common stock. Clipper II may be deemed to directly beneficially own 516,031 shares of our common stock. Each of Clipper/Merban, L.P. ("Clipper III") and Clipper/ European Re, L.P. ("Clipper IV") is a Delaware limited partnership, principally engaged in making investments. Clipper Associates is the sole investment general partner of Clipper III and Clipper IV, having sole voting and dispositive power with respect to securities held by such partnerships. Clipper III may be deemed to directly beneficially own 592,701 shares of our common stock. Clipper IV may be deemed to directly beneficially own 296,328 shares of our common stock. Clipper Curacao, Inc., a corporation organized under the laws of the British Virgin Islands, is the sole administrative general partner of Clipper III and Clipper IV, responsible for the administrative functions of such partnerships. The share amounts set forth in this footnote include warrants to acquire shares of our common stock in the amounts of 28 shares with respect to Clipper Associates, 13,605 shares with respect to Clipper I, 18,149 shares with respect to Clipper II, 18,149 shares with respect to Clipper III and 9,089 shares with respect to Clipper IV.

(7) Represents shares of our common stock held by Koch Capital Services, Inc., a wholly owned subsidiary of Koch Industries, Inc. which may be deemed to be the beneficial owner of such shares. The mailing address of Koch Capital Services, Inc. and Koch Industries, Inc. is 4111 East 37th Street North, Wichita, Kansas 67220.

(8) Represents shares of our common stock directly beneficially owned by FSI No. 2 Corporation, a wholly owned subsidiary of Fayez Sarofim & Co., which may be deemed to be the beneficial owner of such shares. The majority owner of Fayez Sarofim & Co. is Fayez Sarofim. The mailing address of FSI No. 2 Corporation, Fayez Sarofim & Co. and Fayez Sarofim is Two Houston Center, Suite 2907, Houston, Texas 77010.

(9) Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P. are Delaware limited partnerships principally engaged in making investments. OGP II, L.P., a Delaware limited partnership, is the sole general partner of Olympus Growth Fund II, L.P. and OEF, L.P., a Delaware limited partnership, is the sole general partner of Olympus Executive Fund L.P. Each of OGP II, L.P. and OEF, L.P. has the same three general partners, being LJM, L.L.C., RSM, L.L.C. and Conroy, L.L.C., each of which is a Delaware limited liability company. The majority owners of LJM, L.L.C., RSM, L.L.C. and Conroy, L.L.C. are Louis J. Mischianti, Robert S. Morris and James A. Conroy, respectively. The mailing address of each of these entities and individuals is Metro Center, One Station Place, Stamford, Connecticut 06902.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and anyone who beneficially owns at least 10% of our common stock to file reports regarding their ownership of our common stock and any changes in that ownership with the SEC. We believe that, during fiscal 2001, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements, with the following exceptions. One of our directors, Robert W. Roten, filed a Form 5 in November of 2001 to report the acquisition of 186 shares of our common stock that were allocated to his ESOP account in December of 1998. In addition, one of our directors, Frank J. Hevrdejs, filed a Form 5 in November of 2001 to report the acquisition by his wife of 2,000 shares of our stock in April of 1997. Mr. Hevrdejs may be deemed to be the beneficial owner of these shares, although he disclaims any such beneficial interest. In making these statements we have relied on our review of copies of these reports furnished to us and written representations from our officers and directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The holders of 6,673,213 shares of our common stock, representing approximately 52% of our outstanding shares, are parties to a Third Amended and Restated Voting Agreement dated as of February 1, 1999. Three of our directors, Messrs. Diassi, Hevrdejs and Nelson, are parties to the Voting Agreement. Other parties to the Voting Agreement include William A. McMinn, one of our former directors, William C. Oehmig, Susan O. Rheney (as Trustee of the Rheney Living Trust), Koch Capital Services, Inc., affiliates of Clipper Capital Partners, L.P. who are commonly referred to collectively as "The Clipper Group", FSI No. 2 Corporation, a wholly owned subsidiary of Fayez Sarofim & Co., Olympus Growth Fund II, L.P., Olympus Executive Fund, L.P., Credit Suisse First Boston, Gordon
A. Cain and James Crane. The parties to the Voting Agreement are required to vote any shares of our common stock owned by them in favor of three nominees to our Board of Directors; one to be designated by The Clipper Group, one to be designed by Gordon A. Cain and one to be designated by Koch Capital. Rolf H. Towe is the current designee of The Clipper Group. Mr. Cain did not designate a nominee to our Board following the resignation of his prior nominee on October 26, 2000. Koch Capital has waived its right to designate a member of our Board. The rights of each of The Clipper Group and Koch Capital to designate nominees under the Voting Agreement terminates on the earlier of August 21, 2006 or the time at which they beneficial own less than 5% of our outstanding shares, respectively. The right of Mr. Cain to designate a nominee to our Board under the Voting Agreement terminated on December 15, 2001.

     The holders of 8,763,302 shares of our common stock, representing approximately 69% of our outstanding shares, were parties to a Stockholders Agreement originally dated as of August 21, 1996 and a Tag-Along Agreement dated as of August 21, 1996. The Stockholders Agreement restricted the transfer of shares of our common stock held by the parties (with certain exceptions), including any disposition of a control position, unless such shares were first offered to be sold to our ESOP, then to us and then to the other parties to the Stockholders Agreement. The Tag-Along Agreement provided that if any party to the agreement, either by themselves or together with others, proposed to transfer a total of 51% or more of our outstanding shares of common stock, that party must have given notice of the proposed transfer to each person that retained shares of our common stock in our recapitalization conducted in August of 1996, and each of these stockholders would have the right to have any shares they retained in that recapitalization included in the transfer on a pro rata basis and on the same terms and conditions. The Stockholders Agreement was terminated effective as of September 15, 2001 by the consent of the requisite number of parties to that agreement, and the Tag-Along Agreement expired by its terms on August 21, 2001.

     Since October 1, 1991, we have had ongoing commercial relationships in the ordinary course of business with certain affiliates of Koch Industries, Inc., including agreements for the supply of raw materials, sales of petrochemicals and transportation of natural gas. During the fiscal year ended September 30, 2001:

     - we made product sales to and purchased raw materials from Koch Chemical and Koch Nitrogen Company, indirect wholly owned subsidiaries of Koch Industries;

     - we made payments to John Zink Company, an indirect wholly owned subsidiary of Koch Industries, in consideration for certain contracting and construction services performed at our facilities in Texas City, Texas; and

     - we made payments to Koch Gateway Pipeline Company for the transportation of natural gas to our acrylic fiber plant through a pipeline in which it is a partner.

Each of these relationships represented less than 1% of our revenues, with the exception that our raw material purchases from Koch Nitrogen and Koch Chemical totaled around 2% of our revenues. In addition, in 1998 we filed a lawsuit against John Zink Company seeking recovery for certain types of damages we sustained in connection with a release of nickel carbonyl from our methanol unit on July 30, 1997. This lawsuit has been voluntarily dismissed but, under a tolling agreement between the parties, may be refiled at any time.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          1. Consolidated Financial Statements

     See "Item 8. Financial Statements and Supplementary Data -- Index to Financial Statements." In addition, the consolidated financial statements of Sterling Canada, Inc. and Sterling Pulp Chemicals, Ltd. for the years ended September 30, 2001, 2000, and 1999 are filed as Exhibits 99.1 and 99.2 hereto.

          2. All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

          3. Exhibits

     The following exhibits are filed as part of this Form 10-K:

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   2.1        --  Amended and Restated Agreement and Plan of Merger between
                  STX Acquisition Corp. and Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the
                  Company's Current Report on Form 8-K dated April 24, 1996, as amended by Form 8-K/A.
   3.1        --  Restated Certificate of Incorporation of Sterling Chemicals
                  Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1997.
   3.2        --  Certificate of Incorporation of Sterling Chemicals, Inc., as
                  amended, incorporated by reference from Exhibit 3.2 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended September 30, 1996.
 **3.3        --  Amended and Restated Audit and Compliance Committee Charter
                  of Sterling Chemicals Holdings, Inc.
   3.4        --  Restated Bylaws of Sterling Chemicals Holdings, Inc.,
                  incorporated by reference from Exhibit 3.3 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1996.
   3.5        --  Restated Bylaws of Sterling Chemicals, Inc., incorporated by reference from Exhibit 3.2 to the Registration Statement on
                  Form S-4 of Sterling Chemicals, Inc. (Registration No.
                  333-87471).
   4.1        --  Warrant Agreement (including form of Warrant) dated as of
                  August 15, 1996 between Sterling Chemicals Holdings, Inc.
                  and KeyCorp Shareholder Services, Inc., as Warrant Agent,
                  incorporated by reference from Exhibit 4.4 to the
                  Registration Statement on Form S-1 of STX Acquisition Corp.
                  and STX Chemicals Corp. (Registration No. 333-04343).
   4.2        --  Warrant Agreement dated as of July 10, 1997 between Sterling
                  Chemicals Holdings, Inc. and Harris Trust and Savings Bank,
                  as Warrant Agent, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1997.
   4.3        --  Warrant Agreement dated as of December 15, 1998 between
                  Sterling Chemicals Holdings, Inc. and Harris Trust and
                  Savings Bank, as Warrant Agent, incorporated by reference
                  from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.4        --  Registration Rights Agreement, incorporated by reference from Exhibit 4.11 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                  (Registration No. 333-04343).
   4.5        --  Sterling Chemicals Holdings, Inc. Stockholders Agreement
                  dated effective as of August 21, 1996, incorporated by
                  reference from Exhibit 4.10 to the Registration Statement on
                  Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                  (Registration No. 333-04343).
   4.5(a)     --  First Amendment to Sterling Chemicals Holdings, Inc.
                  Stockholders Agreement dated effective as of December 31,
                  1997, incorporated by reference from Exhibit 4.7 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended March 31, 1998.
   4.5(b)     --  Second Amendment to Sterling Chemicals Holdings, Inc.
                  Stockholders Agreement dated effective as of May 1, 1998,
                  incorporated by reference from Exhibit 4.9(b) of the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ending September 30, 1998.
 **4.5(c)     --  Form of Consent to Terminate Stockholders Agreement.
   4.6        --  Third Amended and Restated Voting Agreement dated as of
                  February 1, 1999, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1999.
   4.7        --  Tag-Along Agreement dated as of August 21, 1996,
                  incorporated by reference from Exhibit 4.13 to the
                  Registration Statement on Form S-1 of STX Acquisition Corp.
                  and STX Chemicals Corp. (Registration No. 333-04343).
   4.8        --  Indenture dated as of August 15, 1996 between Sterling
                  Chemicals Holdings, Inc. and Fleet National Bank governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                  Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                  (Registration No. 333-04343).
   4.8(a)     --  First Supplemental Indenture dated October 1, 1997 governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                  Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1998.
   4.8(b)     --  Second Supplemental Indenture dated March 16, 1998 governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                  Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1998.
   4.9        --  Indenture dated as of August 15, 1996 between Sterling
                  Chemicals, Inc. and Fleet National Bank governing the
                  11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 of STX Acquisition
                  Corp. and STX Chemicals Corp. (Registration No. 333-04343).
   4.9(a)     --  First Supplemental Indenture dated October 1, 1997 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1998.
   4.9(b)     --  Second Supplemental Indenture dated March 16, 1998 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1998.
   4.9(c)     --  Instrument of Resignation, Appointment and Acceptance dated effective as of July 27, 2001 among Sterling Chemicals,
                  Inc., State Street Bank and Trust Company (successor to
                  Fleet National Bank) and HSBC Bank USA related to the
                  11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.10       --  Indenture dated as of April 7, 1997 between Sterling
                  Chemicals, Inc. and Fleet National Bank governing the
                  11 1/4% Senior Subordinated Notes due 2007 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1997.
   4.10(a)    --  First Supplemental Indenture dated March 16, 1998 governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1998.
   4.10(b)    --  Instrument of Resignation, Appointment and Acceptance dated effective as of July 27, 2001 among Sterling Chemicals,
                  Inc., State Street Bank and Trust Company (successor to
                  Fleet National Bank) and HSBC Bank USA related to the
                  11 1/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.
   4.11       --  Indenture dated as of July 23, 1999 among Sterling
                  Chemicals, Inc., as Issuer, Sterling Canada Inc., Sterling
                  Chemicals Energy, Inc., Sterling Chemicals International,
                  Inc., Sterling Fibers, Inc., Sterling Pulp Chemicals US,
                  Inc., and Sterling Pulp Chemicals, Inc., as Guarantors, and
                  Harris Trust Company of New York, as Trustee, incorporated by reference from Exhibit 4.9 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999.
   4.12       --  Second Deed of Trust, Assignment of Leases and Rents,
                  Security Agreement and Fixture Filing dated as of July 23,
                  1999 by Sterling Chemicals, Inc., Trustor, to John Dorris,
                  Trustee for the benefit of Harris Trust Company of New York,
                  Beneficiary, incorporated by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1999.
   4.13       --  Second Mortgage, Assignment of Leases and Rents, Security
                  Agreement and Fixture Filing dated as of July 23, 1999
                  between Sterling Fibers, Inc., Mortgagor, and Harris Trust
                  Company of New York, Mortgagee, incorporated by reference
                  from Exhibit 4.11 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.14       --  Second Leasehold Deed to Secure Debt, Assignment and
                  Security Agreement dated as of July 23, 1999 by Sterling
                  Pulp Chemicals, Inc., Grantor, to Harris Trust Company of
                  New York, as Collateral Agent, and U.S. Bank Trust National
                  Association, as Georgia co-agent, incorporated by reference from Exhibit 4.12 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.15       --  Security Agreement dated as of July 23, 1999 among Sterling
                  Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp
                  Chemicals, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Fibers, Inc., Sterling Chemicals Energy, Inc., and Sterling
                  Chemicals International, Inc., as Assignors, and Harris
                  Trust Company of New York, as Collateral Agent, incorporated by reference from Exhibit 4.13 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999.
   4.16       --  Stock Pledge and Security Agreement dated as of July 23,
                  1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., and Sterling Pulp Chemicals US, Inc., as Pledgors, and
                  Harris Trust Company of New York, as Collateral Agent,
                  incorporated by reference from Exhibit 4.14 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.
   4.17       --  Stock Pledge and Security Agreement dated as of July 23,
                  1999 among Sterling Chemicals, Inc. and Sterling Canada,
                  Inc., as Pledgors, and Harris Trust Company of New York, as
                  Collateral Agent, incorporated by reference from Exhibit
                  4.15 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1999.
   4.18       --  Revolving Credit Agreement dated as of July 19, 2001 among
                  Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                  Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                  Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                  Sterling Chemicals International, Inc., as the Borrowers,
                  The CIT Group/Business Credit, Inc., as the Administrative
                  Agent, and various financial institutions, as the Lenders, incorporated by reference from Exhibit 4.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2001.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
 **4.18(a)    --  First Amendment to Revolving Credit Agreement dated as of
                  August 17, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.
 **4.18(b)    --  Second Amendment to Revolving Credit Agreement dated as of
                  August 29, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.
 **4.18(c)    --  Third Amendment to Revolving Credit Agreement dated as of
                  September 7, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.
 **4.18(d)    --  Fourth Amendment to Revolving Credit Agreement dated as of
                  October 10, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.
   4.19       --  Fixed Assets Secured Parties Parent Pledge Agreement dated as of July 19, 2001 between Sterling Chemicals Holdings,
                  Inc. and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Fixed Assets Secured
                  Parties, incorporated by reference from Exhibit 4.2 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.20       --  Current Assets Secured Parties Parent Pledge Agreement dated as of July 19, 2001 between Sterling Chemicals Holdings,
                  Inc. and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Current Assets Secured
                  Parties, incorporated by reference from Exhibit 4.3 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.21       --  Fixed Assets Secured Parties Deed of Trust, Assignment of
                  Leases and Rents, Security Agreement and Fixture Filing
                  dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                  Trustor, to R. Christian Brose, Trustee for the benefit of
                  The CIT Group/Business Credit, Inc., as Administrative and
                  Collateral Agent, Beneficiary, incorporated by reference
                  from Exhibit 4.4 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
   4.22       --  Current Assets Secured Parties Deed of Trust, Assignment of
                  Leases and Rents, Security Agreement and Fixture Filing
                  dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                  Trustor, to R. Christian Brose, Trustee for the benefit of
                  The CIT Group/Business Credit, Inc., as Administrative and
                  Collateral Agent, Beneficiary, incorporated by reference
                  from Exhibit 4.5 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
   4.23       --  Fixed Assets Secured Parties Mortgage, Assignment of Leases
                  and Rents, Security Agreement and Fixture Filing dated as of
                  July 19, 2001 by Sterling Fibers, Inc., Mortgagor, to The
                  CIT Group/Business Credit, Inc., Mortgagee, incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
   4.24       --  Current Assets Secured Parties Mortgage, Assignment of
                  Leases and Rents, Security Agreement and Fixture Filing
                  dated as of July 19, 2001 by Sterling Fibers, Inc.,
                  Mortgagor, to The CIT Group/Business Credit, Inc.,
                  Mortgagee, incorporated by reference from Exhibit 4.7 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.25       --  Fixed Assets Secured Parties Leasehold Deed to Secure Debt,
                  Assignment and Security Agreement dated as of July 19, 2001 by Sterling Pulp Chemicals, Inc. to The CIT Group/ Business
                  Credit, Inc., as Administrative Agent, incorporated by
                  reference from Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
   4.26       --  Current Assets Secured Parties Leasehold Deed to Secure
                  Debt, Assignment and Security Agreement dated as of July 19,
                  2001 by Sterling Pulp Chemicals, Inc. to The CIT Group/
                  Business Credit, Inc., as Administrative Agent, incorporated by reference from Exhibit 4.9 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  2001.
   4.27       --  Fixed Assets Secured Parties Security Agreement dated as of
                  July 19, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Grantors, and The CIT Group/Business Credit,
                  Inc., as Administrative Agent for each of the Fixed Assets
                  Secured Parties, incorporated by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.
   4.28       --  Current Assets Secured Parties Security Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Grantors, and The CIT Group/Business Credit,
                  Inc., as Administrative Agent for each of the Current Assets
                  Secured Parties, incorporated by reference from Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.
   4.29       --  Fixed Assets Secured Parties Obligor Pledge Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc. and Sterling Pulp Chemicals US, Inc., as the
                  Pledgors, and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Fixed Assets Secured
                  Parties, incorporated by reference from Exhibit 4.12 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.30       --  Current Assets Secured Parties Obligor Pledge Agreement
                  dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                  Sterling Canada, Inc. and Sterling Pulp Chemicals US, Inc.,
                  as the Pledgors, and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Current Assets Secured
                  Parties, incorporated by reference from Exhibit 4.13 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.31       --  Revolving Credit Agreement dated as of July 23, 1999 among
                  Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                  Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                  Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                  Sterling Chemicals International, Inc., as the Borrowers,
                  The CIT Group/Business Credit, Inc., as the Administrative
                  Agent, Credit Suisse First Boston, as the Documentation
                  Agent, DLJ Capital Funding, Inc., as the Syndication Agent,
                  and various financial institutions, as the Lenders,
                  incorporated by reference from Exhibit 4.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.
   4.31(a)    --  First Amendment to Revolving Credit Agreement dated
                  effective as of December 17, 1999 among Sterling Chemicals,
                  Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US,
                  Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc.,
                  Sterling Chemicals Energy, Inc. and Sterling Chemicals
                  International, Inc., as the Borrowers, The CIT
                  Group/Business Credit, Inc., as the Administrative Agent,
                  Credit Suisse First Boston, as the Documentation Agent, DLJ
                  Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders, incorporated by
                  reference from Exhibit 4.20(a) of the Company's Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  1999.
   4.32       --  Parent Pledge Agreement dated as of July 23, 1999 between
                  Sterling Chemicals Holdings, Inc. and The CIT Group/Business
                  Credit, Inc., as Administrative Agent for each of the Fixed
                  Assets Secured Parties, incorporated by reference from
                  Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended June 30, 1999.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.33       --  Deed of Trust, Assignment of Leases and Rents, Security
                  Agreement and Fixture Filing dated as of July 23, 1999 by
                  Sterling Chemicals, Inc., Trustor, to Linda H. Earle,
                  Trustee for the benefit of The CIT Group/Business Credit,
                  Inc., as Administrative and Collateral Agent, Beneficiary,
                  incorporated by reference from Exhibit 4.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.
   4.34       --  Mortgage, Assignment of Leases and Rents, Security Agreement
                  and Fixture Filing dated as of July 23, 1999 by Sterling
                  Fibers, Inc., Mortgagor, to The CIT Group/Business Credit,
                  Inc., Mortgagee, incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1999.
   4.35       --  Leasehold Deed to Secure Debt, Assignment and Security
                  Agreement dated as of July 23, 1999 by Sterling Pulp
                  Chemicals, Inc. to The CIT Group/Business Credit, Inc., as
                  Administrative Agent, and U.S. Bank Trust National
                  Association, as Georgia co-agent, incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.36       --  Fixed Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                  Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                  Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                  and Sterling Chemicals International, Inc., as the Grantors,
                  and The CIT Group/Business Credit, Inc., as Administrative
                  Agent for each of the Fixed Assets Secured Parties,
                  incorporated by reference from Exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.
   4.37       --  Current Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                  Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                  Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                  and Sterling Chemicals International, Inc., as the Grantors,
                  and The CIT Group/Business Credit, Inc., as Administrative
                  Agent for each of the Current Assets Secured Parties,
                  incorporated by reference from Exhibit 4.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.
   4.38       --  Obligor Pledge Agreement dated as of July 23, 1999 among
                  Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling
                  Pulp Chemicals US, Inc., as the Pledgors, and The CIT Group/
                  Business Credit, Inc., as Administrative Agent for each of the Fixed Assets Secured Parties, incorporated by reference from Exhibit 4.8 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.39       --  Intercreditor Agreement dated as of August 21, 1996 between
                  Texas Commerce Bank National Association and Fleet National
                  Bank, incorporated by reference from Exhibit 4.14 to the
                  Registration Statement on Form S-1 of STX Acquisition Corp.
                  and STX Chemicals Corp. (Registration No. 333-04343).
   4.39(a)    --  Amendment of Intercreditor Agreement dated as of July 23,
                  1999 among Sterling Chemicals Holdings, Inc., Chase Bank of
                  Texas, N.A. (formerly known as Texas Commerce Bank National
                  Association), as Administrative Agent, and State Street Bank
                  and Trust Company, as Trustee, incorporated by reference
                  from Exhibit 4.18 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.40       --  Senior Debt Intercreditor Agreement dated as of July 23,
                  1999 among Harris Trust Company of New York, as Trustee, The
                  CIT Group/Business Credit, Inc., as Administrative Agent,
                  and Sterling Chemicals, Inc., incorporated by reference from
                  Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended June 30, 1999.
   4.41       --  Financing Agreement dated as of July 11, 2001 between
                  Sterling Pulp Chemicals, Ltd. and CIT Business Credit Canada
                  Inc., incorporated by reference from Exhibit 4.14 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001
 **4.41(a)    --  Letter Agreement dated July 26, 2001 between Sterling Pulp
                  Chemicals, Ltd. and CIT Business Credit Canada Inc. amending the Financing Agreement in certain respects.
 **4.41(b)    --  Letter Agreement dated September 14, 2001 between Sterling
                  Pulp Chemicals, Ltd. and CIT Business Credit Canada Inc.
                  amending the Financing Agreement in certain respects.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.42       --  Demand Debenture dated as of July 11, 2001 by Sterling Pulp
                  Chemicals, Ltd. in favour of CIT Business Credit Canada
                  Inc., as Holder, and the Lenders, incorporated by reference from Exhibit 4.15 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
   4.43       --  Debenture Pledge Agreement dated as of July 11, 2001 between
                  Sterling Pulp Chemicals, Ltd. and CIT Business Credit Canada
                  Inc., incorporated by reference from Exhibit 4.16 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.44       --  Deed of Hypothec dated as of July 13, 2001 between Sterling
                  Pulp Chemicals, Ltd. and CIBC Mellon Trust Company, as
                  holder of power of attorney for all present and future
                  holders of the Demand Debenture dated July 11, 2001 by
                  Sterling Pulp Chemicals, Ltd. in favour of CIT Business
                  Credit Canada Inc., incorporated by reference from Exhibit
                  4.17 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.
  10.1        --  Amended and Restated Stock Plan for Non-Employee Directors,
                  incorporated by reference from Exhibit 10.1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 2000.
**10.2        --  Third Amended and Restated Key Employee Protection Plan.
  10.3        --  Amended and Restated Supplemental Pay Plan, incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  2001.
**10.4        --  Amended and Restated Retention Bonus Plan.
**10.5        --  Amended and Restated Supplemental Bonus Plan.
**10.6        --  Second Amended and Restated Severance Pay Plan.
  10.7        --  Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and
                  Incentive Plan, as amended, incorporated by reference from
                  Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended September 30, 2000.
  10.8        --  Sterling Chemicals, Inc. Amended and Restated Salaried
                  Employees' Pension Plan (Effective as of May 1, 1996),
                  incorporated by reference from Exhibit 10.4 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 2000.
  10.8(a)     --  First Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  January 31, 1997), incorporated by reference from Exhibit
                  10.4(a) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(b)     --  Second Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  January 1, 1997), incorporated by reference from Exhibit
                  10.4(b) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(c)     --  Third Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  November 1, 1998), incorporated by reference from Exhibit
                  10.4(c) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(d)     --  Fourth Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  December 31, 1998), incorporated by reference from Exhibit
                  10.4(d) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(e)     --  Fifth Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  April 1, 1999), incorporated by reference from Exhibit
                  10.4(e) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(f)     --  Sixth Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  May 14, 1999), incorporated by reference from Exhibit
                  10.4(f) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
  10.9        --  Sterling Chemicals, Inc. Pension Benefit Equalization Plan,
                  incorporated by reference from Exhibit 10.10 to the
                  Company's Registration Statement on Form S-1 (Registration
                  No. 33-24020).
  10.10       --  Sterling Chemicals, Inc. Amended and Restated Supplemental
                  Employee Retirement Plan, incorporated by reference from
                  Exhibit 10.34 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 1989 (Commission
                  File Number 1-10059).
  10.11       --  Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                  Employees' Pension Plan (Effective as of May 1, 1996),
                  incorporated by reference from Exhibit 10.3(c) to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended September 30, 1996.
  10.11(a)    --  First Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Hourly Paid Employees' Pension Plan (Effective as
                  of December 31, 1998), incorporated by reference from
                  Exhibit 10.7(a) to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 2000.
  10.11(b)    --  Second Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Hourly Paid Employees' Pension Plan (Effective as
                  of December 17, 1998), incorporated by reference from
                  Exhibit 10.7(b) to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 2000.
  10.11(c)    --  Third Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Hourly Paid Employees' Pension Plan (Effective as
                  of September 20, 1999), incorporated by reference from
                  Exhibit 10.7(c) to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 2000.
  10.12       --  Sterling Chemicals, Inc. Sixth Amended and Restated Savings
                  and Investment Plan dated as of October 1, 2000,
                  incorporated by reference from Exhibit 10.8 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 2000.
  10.13       --  Sterling Chemicals ESOP, incorporated by reference from
                  Exhibit 10.6 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended September 30, 1996.
  10.13(a)    --  Sterling Chemicals ESOP (First Amendment) (Effective as of
                  December 27, 1996), incorporated by reference from Exhibit
                  10.9(a) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.13(b)    --  Sterling Chemicals ESOP (Second Amendment) (Effective as of
                  August 21, 1996), incorporated by reference from Exhibit
                  10.9(b) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.13(c)    --  Third Amendment to Sterling Chemicals ESOP (Effective as of
                  January 31, 1997) incorporated by reference from Exhibit
                  10.9(c) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.13(d)    --  Fourth Amendment to Sterling Chemicals ESOP (Effective as of
                  November 1, 1998) incorporated by reference from Exhibit
                  10.9(d) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.13(e)    --  Fifth Amendment to Sterling Chemicals ESOP (Effective as of
                  December 31, 1998) incorporated by reference from Exhibit
                  10.9(e) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.14       --  Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades
                  Council, AFL-CIO Texas City, Texas, December 18, 1998 to May
                  1, 2002, incorporated by reference from Exhibit 10.23 to the
                  Registration Statement on Form S-4 of Sterling Chemicals,
                  Inc. (Registration No. 333-87471).
**10.15       --  Agreement between Sterling Pulp Chemicals Ltd., North
                  Vancouver, British Columbia, and Pulp, Paper and Woodworkers
                  of Canada, Local 5, British Columbia, effective December 1,
                  2000 to November 30, 2003.
  10.16       --  Standby Purchase Agreement dated as of December 15, 1998 between Sterling Chemicals Holdings, Inc. and Frank P.
                  Diassi, incorporated by reference from Exhibit 10.29 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended September 30, 1998.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
  10.17       --  Standby Purchase Agreement dated as of December 15, 1998 between Sterling Chemicals Holdings, Inc. and Frank J.
                  Hevrdejs, incorporated by reference from Exhibit 10.30 to
                  the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
  10.18       --  Standby Purchase Agreement dated as of December 15, 1998 between Sterling Chemicals Holdings, Inc. and Koch Capital
                  Services, Inc., incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
  10.19       --  Standby Purchase Agreement dated as of December 15, 1998 between Sterling Chemicals, Holdings, Inc. and William A.
                  McMinn, incorporated by reference from Exhibit 10.25 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended September 30, 1999.
  10.20       --  Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by
                  reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
  10.21       --  Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by
                  reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
  10.22       --  Severance Agreement dated as of May 1, 2000 among Peter W.
                  De Leeuw and the Company, incorporated by reference from
                  Exhibit 10.18 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 2000.
  10.23       --  Employment Agreement dated as of November 12, 1997 between
                  David G. Elkins and the Company, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1999.
  10.24       --  Employment Agreement dated as of January 19, 1998 between
                  Gary M. Spitz and the Company, incorporated by reference
                  from Exhibit 10.28 to the Company's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1998.
 +10.25       --  Amended and Restated Production Agreement dated March 31,
                  1998 between BP Chemicals, Inc. and Sterling Chemicals,
                  Inc., incorporated by reference from Exhibit 10.2 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended March 31, 1998.
 +10.26       --  Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. and
                  Sterling Chemicals, Inc., incorporated by reference from
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended March 31, 1998.
 +10.26(a)    --  Amendment to Second Amended and Restated Production
                  Agreement dated as of March 1, 2001 between Sterling
                  Chemicals, Inc. and BP Chemicals Inc., incorporated by
                  reference from Exhibit 10.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended March 31,
                  2001.
 +10.27       --  Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling
                  Chemicals, Inc., incorporated by referenced from Exhibit
                  10.11 to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 1997.
  10.28       --  License Agreement dated August 1, 1986 between Monsanto
                  Company and Sterling Chemicals, Inc. incorporated by
                  reference from Exhibit 10.25 to the Company's Registration
                  Statement on Form S-1 (Registration No. 33-24020).
 +10.29       --  Joint Venture Agreement dated March 31, 1998 between
                  Sterling Chemicals, Inc. and BP Chemicals, Inc.,
                  incorporated by reference from Exhibit 10.4 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1998.
 +10.29(a)    --  First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between Sterling Chemicals, Inc. and BP
                  Chemicals Inc., incorporated by reference from Exhibit
                  10.26(a) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 1998.
**21.1        --  Subsidiaries of Sterling Chemicals Holdings, Inc.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
**23.1        --  Consent of Deloitte & Touche LLP
**99.1        --  Sterling Canada, Inc. consolidated financial statements and notes thereto for the years ended September 30, 2001, 2000, and 1999, including independent auditors' report.
**99.2        --  Sterling Pulp Chemicals, Ltd. financial statements and notes thereto for the years ended September 30, 2001, 2000, and
                  1999, including independent auditors' report.

---------------

** Filed herewith.

 + Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.

     (b) Reports on Form 8-K.

     i. On March 13, 2001, the Company filed a Current Report on Form 8-K reporting Items 5 and 7 of such Form related to the resignation of the Company's Chief Financial Officer and the appointment of his replacement.

     ii. On July 17, 2001, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the Debtors' Chapter 11 filings.

     iii. On September 21, 2001, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

     iv. On November 5, 2001, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

     v. On December 10, 2001, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

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

                                          STERLING CHEMICALS HOLDINGS, INC.
                                          STERLING CHEMICALS, INC.
                                          (Registrants)

                                          By       /s/ DAVID G. ELKINS
                                            ------------------------------------
                                                      David G. Elkins
                                              President and Co-Chief Executive
                                                           Officer

Date: December 20, 2001

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

                    SIGNATURE                                     TITLE                      DATE
                    ---------                                     -----                      ----

Principal Executive Officers:

               /s/ DAVID G. ELKINS                       President and Co-Chief        December 20, 2001
 ------------------------------------------------           Executive Officer
                (David G. Elkins)


               /s/ RICHARD K. CRUMP                    Chief Operating Officer and     December 20, 2001
 ------------------------------------------------      Co-Chief Executive Officer
                (Richard K. Crump)


Principal Finance Officer:

             /s/ PAUL G. VANDERHOVEN                  Vice President -- Finance and    December 20, 2001
 ------------------------------------------------        Chief Financial Officer
              (Paul G. Vanderhoven)


Principal Accounting Officer:

                /s/ JOHN R. BEAVER                             Controller              December 20, 2001
 ------------------------------------------------
                 (John R. Beaver)


               /s/ ROBERT W. ROTEN                      Chairman of the Board of       December 20, 2001
 ------------------------------------------------               Directors
                (Robert W. Roten)


                                                                Director               December 20, 2001
 ------------------------------------------------
                (Frank P. Diassi)


              /s/ FRANK J. HEVRDEJS                             Director               December 20, 2001
 ------------------------------------------------
               (Frank J. Hevrdejs)


               /s/ T. HUNTER NELSON                             Director               December 20, 2001
 ------------------------------------------------
                (T. Hunter Nelson)


                 /s/ ROLF H. TOWE                               Director               December 20, 2001
 ------------------------------------------------
                  (Rolf H. Towe)

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   2.1        --  Amended and Restated Agreement and Plan of Merger between
                  STX Acquisition Corp. and Sterling Chemicals, Inc. dated as of April 24, 1996, incorporated by reference from the
                  Company's Current Report on Form 8-K dated April 24, 1996, as amended by Form 8-K/A.
   3.1        --  Restated Certificate of Incorporation of Sterling Chemicals
                  Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1997.
   3.2        --  Certificate of Incorporation of Sterling Chemicals, Inc., as
                  amended, incorporated by reference from Exhibit 3.2 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended September 30, 1996.
 **3.3        --  Amended and Restated Audit and Compliance Committee Charter
                  of Sterling Chemicals Holdings, Inc.
   3.4        --  Restated Bylaws of Sterling Chemicals Holdings, Inc.,
                  incorporated by reference from Exhibit 3.3 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1996.
   3.5        --  Restated Bylaws of Sterling Chemicals, Inc., incorporated by reference from Exhibit 3.2 to the Registration Statement on
                  Form S-4 of Sterling Chemicals, Inc. (Registration No.
                  333-87471).
   4.1        --  Warrant Agreement (including form of Warrant) dated as of
                  August 15, 1996 between Sterling Chemicals Holdings, Inc.
                  and KeyCorp Shareholder Services, Inc., as Warrant Agent,
                  incorporated by reference from Exhibit 4.4 to the
                  Registration Statement on Form S-1 of STX Acquisition Corp.
                  and STX Chemicals Corp. (Registration No. 333-04343).
   4.2        --  Warrant Agreement dated as of July 10, 1997 between Sterling
                  Chemicals Holdings, Inc. and Harris Trust and Savings Bank,
                  as Warrant Agent, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1997.
   4.3        --  Warrant Agreement dated as of December 15, 1998 between
                  Sterling Chemicals Holdings, Inc. and Harris Trust and
                  Savings Bank, as Warrant Agent, incorporated by reference
                  from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
   4.4        --  Registration Rights Agreement, incorporated by reference from Exhibit 4.11 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                  (Registration No. 333-04343).
   4.5        --  Sterling Chemicals Holdings, Inc. Stockholders Agreement
                  dated effective as of August 21, 1996, incorporated by
                  reference from Exhibit 4.10 to the Registration Statement on
                  Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                  (Registration No. 333-04343).
   4.5(a)     --  First Amendment to Sterling Chemicals Holdings, Inc.
                  Stockholders Agreement dated effective as of December 31,
                  1997, incorporated by reference from Exhibit 4.7 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended March 31, 1998.
   4.5(b)     --  Second Amendment to Sterling Chemicals Holdings, Inc.
                  Stockholders Agreement dated effective as of May 1, 1998,
                  incorporated by reference from Exhibit 4.9(b) of the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ending September 30, 1998.
 **4.5(c)     --  Form of Consent to Terminate Stockholders Agreement.
   4.6        --  Third Amended and Restated Voting Agreement dated as of
                  February 1, 1999, incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1999.
   4.7        --  Tag-Along Agreement dated as of August 21, 1996,
                  incorporated by reference from Exhibit 4.13 to the
                  Registration Statement on Form S-1 of STX Acquisition Corp.
                  and STX Chemicals Corp. (Registration No. 333-04343).

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.8        --  Indenture dated as of August 15, 1996 between Sterling
                  Chemicals Holdings, Inc. and Fleet National Bank governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                  Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 of STX Acquisition Corp. and STX Chemicals Corp.
                  (Registration No. 333-04343).
   4.8(a)     --  First Supplemental Indenture dated October 1, 1997 governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                  Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1998.
   4.8(b)     --  Second Supplemental Indenture dated March 16, 1998 governing the 13 1/2% Senior Secured Discount Notes due 2008 of
                  Sterling Chemicals Holdings, Inc., incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1998.
   4.9        --  Indenture dated as of August 15, 1996 between Sterling
                  Chemicals, Inc. and Fleet National Bank governing the
                  11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 of STX Acquisition
                  Corp. and STX Chemicals Corp. (Registration No. 333-04343).
   4.9(a)     --  First Supplemental Indenture dated October 1, 1997 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1998.
   4.9(b)     --  Second Supplemental Indenture dated March 16, 1998 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1998.
   4.9(c)     --  Instrument of Resignation, Appointment and Acceptance dated effective as of July 27, 2001 among Sterling Chemicals,
                  Inc., State Street Bank and Trust Company (successor to
                  Fleet National Bank) and HSBC Bank USA related to the
                  11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.
   4.10       --  Indenture dated as of April 7, 1997 between Sterling
                  Chemicals, Inc. and Fleet National Bank governing the
                  11 1/4% Senior Subordinated Notes due 2007 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1997.
   4.10(a)    --  First Supplemental Indenture dated March 16, 1998 governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1998.
   4.10(b)    --  Instrument of Resignation, Appointment and Acceptance dated effective as of July 27, 2001 among Sterling Chemicals,
                  Inc., State Street Bank and Trust Company (successor to
                  Fleet National Bank) and HSBC Bank USA related to the
                  11 1/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.
   4.11       --  Indenture dated as of July 23, 1999 among Sterling
                  Chemicals, Inc., as Issuer, Sterling Canada Inc., Sterling
                  Chemicals Energy, Inc., Sterling Chemicals International,
                  Inc., Sterling Fibers, Inc., Sterling Pulp Chemicals US,
                  Inc., and Sterling Pulp Chemicals, Inc., as Guarantors, and
                  Harris Trust Company of New York, as Trustee, incorporated by reference from Exhibit 4.9 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999.
   4.12       --  Second Deed of Trust, Assignment of Leases and Rents,
                  Security Agreement and Fixture Filing dated as of July 23,
                  1999 by Sterling Chemicals, Inc., Trustor, to John Dorris,
                  Trustee for the benefit of Harris Trust Company of New York,
                  Beneficiary, incorporated by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1999.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.13       --  Second Mortgage, Assignment of Leases and Rents, Security
                  Agreement and Fixture Filing dated as of July 23, 1999
                  between Sterling Fibers, Inc., Mortgagor, and Harris Trust
                  Company of New York, Mortgagee, incorporated by reference
                  from Exhibit 4.11 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.14       --  Second Leasehold Deed to Secure Debt, Assignment and
                  Security Agreement dated as of July 23, 1999 by Sterling
                  Pulp Chemicals, Inc., Grantor, to Harris Trust Company of
                  New York, as Collateral Agent, and U.S. Bank Trust National
                  Association, as Georgia co-agent, incorporated by reference from Exhibit 4.12 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.15       --  Security Agreement dated as of July 23, 1999 among Sterling
                  Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp
                  Chemicals, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Fibers, Inc., Sterling Chemicals Energy, Inc., and Sterling
                  Chemicals International, Inc., as Assignors, and Harris
                  Trust Company of New York, as Collateral Agent, incorporated by reference from Exhibit 4.13 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999.
   4.16       --  Stock Pledge and Security Agreement dated as of July 23,
                  1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., and Sterling Pulp Chemicals US, Inc., as Pledgors, and
                  Harris Trust Company of New York, as Collateral Agent,
                  incorporated by reference from Exhibit 4.14 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.
   4.17       --  Stock Pledge and Security Agreement dated as of July 23,
                  1999 among Sterling Chemicals, Inc. and Sterling Canada,
                  Inc., as Pledgors, and Harris Trust Company of New York, as
                  Collateral Agent, incorporated by reference from Exhibit
                  4.15 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1999.
   4.18       --  Revolving Credit Agreement dated as of July 19, 2001 among
                  Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                  Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                  Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                  Sterling Chemicals International, Inc., as the Borrowers,
                  The CIT Group/Business Credit, Inc., as the Administrative
                  Agent, and various financial institutions, as the Lenders, incorporated by reference from Exhibit 4.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2001.
 **4.18(a)    --  First Amendment to Revolving Credit Agreement dated as of
                  August 17, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.
 **4.18(b)    --  Second Amendment to Revolving Credit Agreement dated as of
                  August 29, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.
 **4.18(c)    --  Third Amendment to Revolving Credit Agreement dated as of
                  September 7, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.
 **4.18(d)    --  Fourth Amendment to Revolving Credit Agreement dated as of
                  October 10, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.19       --  Fixed Assets Secured Parties Parent Pledge Agreement dated as of July 19, 2001 between Sterling Chemicals Holdings,
                  Inc. and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Fixed Assets Secured
                  Parties, incorporated by reference from Exhibit 4.2 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.20       --  Current Assets Secured Parties Parent Pledge Agreement dated as of July 19, 2001 between Sterling Chemicals Holdings,
                  Inc. and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Current Assets Secured
                  Parties, incorporated by reference from Exhibit 4.3 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.21       --  Fixed Assets Secured Parties Deed of Trust, Assignment of
                  Leases and Rents, Security Agreement and Fixture Filing
                  dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                  Trustor, to R. Christian Brose, Trustee for the benefit of
                  The CIT Group/Business Credit, Inc., as Administrative and
                  Collateral Agent, Beneficiary, incorporated by reference
                  from Exhibit 4.4 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
   4.22       --  Current Assets Secured Parties Deed of Trust, Assignment of
                  Leases and Rents, Security Agreement and Fixture Filing
                  dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                  Trustor, to R. Christian Brose, Trustee for the benefit of
                  The CIT Group/Business Credit, Inc., as Administrative and
                  Collateral Agent, Beneficiary, incorporated by reference
                  from Exhibit 4.5 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
   4.23       --  Fixed Assets Secured Parties Mortgage, Assignment of Leases
                  and Rents, Security Agreement and Fixture Filing dated as of
                  July 19, 2001 by Sterling Fibers, Inc., Mortgagor, to The
                  CIT Group/Business Credit, Inc., Mortgagee, incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
   4.24       --  Current Assets Secured Parties Mortgage, Assignment of
                  Leases and Rents, Security Agreement and Fixture Filing
                  dated as of July 19, 2001 by Sterling Fibers, Inc.,
                  Mortgagor, to The CIT Group/Business Credit, Inc.,
                  Mortgagee, incorporated by reference from Exhibit 4.7 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.25       --  Fixed Assets Secured Parties Leasehold Deed to Secure Debt,
                  Assignment and Security Agreement dated as of July 19, 2001 by Sterling Pulp Chemicals, Inc. to The CIT Group/ Business
                  Credit, Inc., as Administrative Agent, incorporated by
                  reference from Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
   4.26       --  Current Assets Secured Parties Leasehold Deed to Secure
                  Debt, Assignment and Security Agreement dated as of July 19,
                  2001 by Sterling Pulp Chemicals, Inc. to The CIT Group/
                  Business Credit, Inc., as Administrative Agent, incorporated by reference from Exhibit 4.9 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  2001.
   4.27       --  Fixed Assets Secured Parties Security Agreement dated as of
                  July 19, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Grantors, and The CIT Group/Business Credit,
                  Inc., as Administrative Agent for each of the Fixed Assets
                  Secured Parties, incorporated by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.
   4.28       --  Current Assets Secured Parties Security Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Grantors, and The CIT Group/Business Credit,
                  Inc., as Administrative Agent for each of the Current Assets
                  Secured Parties, incorporated by reference from Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.29       --  Fixed Assets Secured Parties Obligor Pledge Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc. and Sterling Pulp Chemicals US, Inc., as the
                  Pledgors, and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Fixed Assets Secured
                  Parties, incorporated by reference from Exhibit 4.12 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.30       --  Current Assets Secured Parties Obligor Pledge Agreement
                  dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                  Sterling Canada, Inc. and Sterling Pulp Chemicals US, Inc.,
                  as the Pledgors, and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Current Assets Secured
                  Parties, incorporated by reference from Exhibit 4.13 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.31       --  Revolving Credit Agreement dated as of July 23, 1999 among
                  Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                  Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                  Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                  Sterling Chemicals International, Inc., as the Borrowers,
                  The CIT Group/Business Credit, Inc., as the Administrative
                  Agent, Credit Suisse First Boston, as the Documentation
                  Agent, DLJ Capital Funding, Inc., as the Syndication Agent,
                  and various financial institutions, as the Lenders,
                  incorporated by reference from Exhibit 4.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.
   4.31(a)    --  First Amendment to Revolving Credit Agreement dated
                  effective as of December 17, 1999 among Sterling Chemicals,
                  Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US,
                  Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc.,
                  Sterling Chemicals Energy, Inc. and Sterling Chemicals
                  International, Inc., as the Borrowers, The CIT
                  Group/Business Credit, Inc., as the Administrative Agent,
                  Credit Suisse First Boston, as the Documentation Agent, DLJ
                  Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders, incorporated by
                  reference from Exhibit 4.20(a) of the Company's Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  1999.
   4.32       --  Parent Pledge Agreement dated as of July 23, 1999 between
                  Sterling Chemicals Holdings, Inc. and The CIT Group/Business
                  Credit, Inc., as Administrative Agent for each of the Fixed
                  Assets Secured Parties, incorporated by reference from
                  Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended June 30, 1999.
   4.33       --  Deed of Trust, Assignment of Leases and Rents, Security
                  Agreement and Fixture Filing dated as of July 23, 1999 by
                  Sterling Chemicals, Inc., Trustor, to Linda H. Earle,
                  Trustee for the benefit of The CIT Group/Business Credit,
                  Inc., as Administrative and Collateral Agent, Beneficiary,
                  incorporated by reference from Exhibit 4.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.
   4.34       --  Mortgage, Assignment of Leases and Rents, Security Agreement
                  and Fixture Filing dated as of July 23, 1999 by Sterling
                  Fibers, Inc., Mortgagor, to The CIT Group/Business Credit,
                  Inc., Mortgagee, incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1999.
   4.35       --  Leasehold Deed to Secure Debt, Assignment and Security
                  Agreement dated as of July 23, 1999 by Sterling Pulp
                  Chemicals, Inc. to The CIT Group/Business Credit, Inc., as
                  Administrative Agent, and U.S. Bank Trust National
                  Association, as Georgia co-agent, incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.36       --  Fixed Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                  Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                  Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                  and Sterling Chemicals International, Inc., as the Grantors,
                  and The CIT Group/Business Credit, Inc., as Administrative
                  Agent for each of the Fixed Assets Secured Parties,
                  incorporated by reference from Exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.37       --  Current Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                  Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                  Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                  and Sterling Chemicals International, Inc., as the Grantors,
                  and The CIT Group/Business Credit, Inc., as Administrative
                  Agent for each of the Current Assets Secured Parties,
                  incorporated by reference from Exhibit 4.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1999.
   4.38       --  Obligor Pledge Agreement dated as of July 23, 1999 among
                  Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling
                  Pulp Chemicals US, Inc., as the Pledgors, and The CIT Group/
                  Business Credit, Inc., as Administrative Agent for each of the Fixed Assets Secured Parties, incorporated by reference from Exhibit 4.8 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.39       --  Intercreditor Agreement dated as of August 21, 1996 between
                  Texas Commerce Bank National Association and Fleet National
                  Bank, incorporated by reference from Exhibit 4.14 to the
                  Registration Statement on Form S-1 of STX Acquisition Corp.
                  and STX Chemicals Corp. (Registration No. 333-04343).
   4.39(a)    --  Amendment of Intercreditor Agreement dated as of July 23,
                  1999 among Sterling Chemicals Holdings, Inc., Chase Bank of
                  Texas, N.A. (formerly known as Texas Commerce Bank National
                  Association), as Administrative Agent, and State Street Bank
                  and Trust Company, as Trustee, incorporated by reference
                  from Exhibit 4.18 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.40       --  Senior Debt Intercreditor Agreement dated as of July 23,
                  1999 among Harris Trust Company of New York, as Trustee, The
                  CIT Group/Business Credit, Inc., as Administrative Agent,
                  and Sterling Chemicals, Inc., incorporated by reference from
                  Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended June 30, 1999.
   4.41       --  Financing Agreement dated as of July 11, 2001 between
                  Sterling Pulp Chemicals, Ltd. and CIT Business Credit Canada
                  Inc., incorporated by reference from Exhibit 4.14 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001
 **4.41(a)    --  Letter Agreement dated July 26, 2001 between Sterling Pulp
                  Chemicals, Ltd. and CIT Business Credit Canada Inc. amending the Financing Agreement in certain respects.
 **4.41(b)    --  Letter Agreement dated September 14, 2001 between Sterling
                  Pulp Chemicals, Ltd. and CIT Business Credit Canada Inc.
                  amending the Financing Agreement in certain respects.
   4.42       --  Demand Debenture dated as of July 11, 2001 by Sterling Pulp
                  Chemicals, Ltd. in favour of CIT Business Credit Canada
                  Inc., as Holder, and the Lenders, incorporated by reference from Exhibit 4.15 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
   4.43       --  Debenture Pledge Agreement dated as of July 11, 2001 between
                  Sterling Pulp Chemicals, Ltd. and CIT Business Credit Canada
                  Inc., incorporated by reference from Exhibit 4.16 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.44       --  Deed of Hypothec dated as of July 13, 2001 between Sterling
                  Pulp Chemicals, Ltd. and CIBC Mellon Trust Company, as
                  holder of power of attorney for all present and future
                  holders of the Demand Debenture dated July 11, 2001 by
                  Sterling Pulp Chemicals, Ltd. in favour of CIT Business
                  Credit Canada Inc., incorporated by reference from Exhibit
                  4.17 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.
  10.1        --  Amended and Restated Stock Plan for Non-Employee Directors,
                  incorporated by reference from Exhibit 10.1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 2000.
**10.2        --  Third Amended and Restated Key Employee Protection Plan.
  10.3        --  Amended and Restated Supplemental Pay Plan, incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  2001.
**10.4        --  Amended and Restated Retention Bonus Plan.
**10.5        --  Amended and Restated Supplemental Bonus Plan.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
**10.6        --  Second Amended and Restated Severance Pay Plan.
  10.7        --  Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and
                  Incentive Plan, as amended, incorporated by reference from
                  Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended September 30, 2000.
  10.8        --  Sterling Chemicals, Inc. Amended and Restated Salaried
                  Employees' Pension Plan (Effective as of May 1, 1996),
                  incorporated by reference from Exhibit 10.4 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 2000.
  10.8(a)     --  First Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  January 31, 1997), incorporated by reference from Exhibit
                  10.4(a) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(b)     --  Second Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  January 1, 1997), incorporated by reference from Exhibit
                  10.4(b) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(c)     --  Third Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  November 1, 1998), incorporated by reference from Exhibit
                  10.4(c) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(d)     --  Fourth Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  December 31, 1998), incorporated by reference from Exhibit
                  10.4(d) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(e)     --  Fifth Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  April 1, 1999), incorporated by reference from Exhibit
                  10.4(e) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.8(f)     --  Sixth Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  May 14, 1999), incorporated by reference from Exhibit
                  10.4(f) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.9        --  Sterling Chemicals, Inc. Pension Benefit Equalization Plan,
                  incorporated by reference from Exhibit 10.10 to the
                  Company's Registration Statement on Form S-1 (Registration
                  No. 33-24020).
  10.10       --  Sterling Chemicals, Inc. Amended and Restated Supplemental
                  Employee Retirement Plan, incorporated by reference from
                  Exhibit 10.34 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 1989 (Commission
                  File Number 1-10059).
  10.11       --  Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                  Employees' Pension Plan (Effective as of May 1, 1996),
                  incorporated by reference from Exhibit 10.3(c) to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended September 30, 1996.
  10.11(a)    --  First Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Hourly Paid Employees' Pension Plan (Effective as
                  of December 31, 1998), incorporated by reference from
                  Exhibit 10.7(a) to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 2000.
  10.11(b)    --  Second Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Hourly Paid Employees' Pension Plan (Effective as
                  of December 17, 1998), incorporated by reference from
                  Exhibit 10.7(b) to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 2000.
  10.11(c)    --  Third Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Hourly Paid Employees' Pension Plan (Effective as
                  of September 20, 1999), incorporated by reference from
                  Exhibit 10.7(c) to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 2000.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
  10.12       --  Sterling Chemicals, Inc. Sixth Amended and Restated Savings
                  and Investment Plan dated as of October 1, 2000,
                  incorporated by reference from Exhibit 10.8 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 2000.
  10.13       --  Sterling Chemicals ESOP, incorporated by reference from
                  Exhibit 10.6 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended September 30, 1996.
  10.13(a)    --  Sterling Chemicals ESOP (First Amendment) (Effective as of
                  December 27, 1996), incorporated by reference from Exhibit
                  10.9(a) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.13(b)    --  Sterling Chemicals ESOP (Second Amendment) (Effective as of
                  August 21, 1996), incorporated by reference from Exhibit
                  10.9(b) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.13(c)    --  Third Amendment to Sterling Chemicals ESOP (Effective as of
                  January 31, 1997) incorporated by reference from Exhibit
                  10.9(c) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.13(d)    --  Fourth Amendment to Sterling Chemicals ESOP (Effective as of
                  November 1, 1998) incorporated by reference from Exhibit
                  10.9(d) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.13(e)    --  Fifth Amendment to Sterling Chemicals ESOP (Effective as of
                  December 31, 1998) incorporated by reference from Exhibit
                  10.9(e) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.14       --  Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades
                  Council, AFL-CIO Texas City, Texas, December 18, 1998 to May
                  1, 2002, incorporated by reference from Exhibit 10.23 to the
                  Registration Statement on Form S-4 of Sterling Chemicals,
                  Inc. (Registration No. 333-87471).
**10.15       --  Agreement between Sterling Pulp Chemicals Ltd., North
                  Vancouver, British Columbia, and Pulp, Paper and Woodworkers
                  of Canada, Local 5, British Columbia, effective December 1,
                  2000 to November 30, 2003.
  10.16       --  Standby Purchase Agreement dated as of December 15, 1998 between Sterling Chemicals Holdings, Inc. and Frank P.
                  Diassi, incorporated by reference from Exhibit 10.29 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended September 30, 1998.
  10.17       --  Standby Purchase Agreement dated as of December 15, 1998 between Sterling Chemicals Holdings, Inc. and Frank J.
                  Hevrdejs, incorporated by reference from Exhibit 10.30 to
                  the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
  10.18       --  Standby Purchase Agreement dated as of December 15, 1998 between Sterling Chemicals Holdings, Inc. and Koch Capital
                  Services, Inc., incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
  10.19       --  Standby Purchase Agreement dated as of December 15, 1998 between Sterling Chemicals, Holdings, Inc. and William A.
                  McMinn, incorporated by reference from Exhibit 10.25 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended September 30, 1999.
  10.20       --  Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by
                  reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
  10.21       --  Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by
                  reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
  10.22       --  Severance Agreement dated as of May 1, 2000 among Peter W.
                  De Leeuw and the Company, incorporated by reference from
                  Exhibit 10.18 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 2000.
  10.23       --  Employment Agreement dated as of November 12, 1997 between
                  David G. Elkins and the Company, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1999.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
  10.24       --  Employment Agreement dated as of January 19, 1998 between
                  Gary M. Spitz and the Company, incorporated by reference
                  from Exhibit 10.28 to the Company's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1998.
 +10.25       --  Amended and Restated Production Agreement dated March 31,
                  1998 between BP Chemicals, Inc. and Sterling Chemicals,
                  Inc., incorporated by reference from Exhibit 10.2 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended March 31, 1998.
 +10.26       --  Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. and
                  Sterling Chemicals, Inc., incorporated by reference from
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended March 31, 1998.
 +10.26(a)    --  Amendment to Second Amended and Restated Production
                  Agreement dated as of March 1, 2001 between Sterling
                  Chemicals, Inc. and BP Chemicals Inc., incorporated by
                  reference from Exhibit 10.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended March 31,
                  2001.
 +10.27       --  Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling
                  Chemicals, Inc., incorporated by referenced from Exhibit
                  10.11 to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 1997.
  10.28       --  License Agreement dated August 1, 1986 between Monsanto
                  Company and Sterling Chemicals, Inc. incorporated by
                  reference from Exhibit 10.25 to the Company's Registration
                  Statement on Form S-1 (Registration No. 33-24020).
 +10.29       --  Joint Venture Agreement dated March 31, 1998 between
                  Sterling Chemicals, Inc. and BP Chemicals, Inc.,
                  incorporated by reference from Exhibit 10.4 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1998.
 +10.29(a)    --  First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between Sterling Chemicals, Inc. and BP
                  Chemicals Inc., incorporated by reference from Exhibit
                  10.26(a) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 1998.
**21.1        --  Subsidiaries of Sterling Chemicals Holdings, Inc.
**23.1        --  Consent of Deloitte & Touche LLP
**99.1        --  Sterling Canada, Inc. consolidated financial statements and notes thereto for the years ended September 30, 2001, 2000, and 1999, including independent auditors' report.
**99.2        --  Sterling Pulp Chemicals, Ltd. financial statements and notes thereto for the years ended September 30, 2001, 2000, and
                  1999, including independent auditors' report.

---------------

** Filed herewith.

 + Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.