Form 10-Q
period 2001-12-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2002-02-13
CIK 795662, 1014669

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                             ---------------------

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 2002, Sterling Chemicals Holdings, Inc. had 12,776,678 shares of common stock outstanding. As of January 31, 2002, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

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

PRESENTATION OF FINANCIAL STATEMENTS

     This Form 10-Q includes two separate sets of financial statements and related notes:

     - The first set of financial statements and related notes present both the consolidated financial position of Sterling Chemicals Holdings, Inc. (Debtor-in-Possession) ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. (Debtor-in-Possession) ("Chemicals") and its subsidiaries. Holdings directly or indirectly owns all of the companies whose financial results are included in this Form 10-Q and Chemicals is the primary operating subsidiary of Holdings.

     - The second set of financial statements and related notes present the combined financial position of the Guarantors (Debtors-in-Possession) and their subsidiaries (discussed below).

Under SEC rules, specified financial information is required to be provided with respect to subsidiaries of an issuer of debt securities that guarantee the repayment of those debt securities. In July 1999, Chemicals issued $295 million of its 12 3/8% Senior Secured Notes due 2006. The obligations of Chemicals related to the 12 3/8% Notes were guaranteed by most of its subsidiaries incorporated in the United States (the "Guarantors"). Each of the Guarantors is a wholly-owned direct or indirect subsidiary of Chemicals and the Guarantors have fully and unconditionally guaranteed the 12 3/8% Notes on a joint and several basis. In order to comply with these SEC rules, the combined financial statements and related notes of the Guarantors and their subsidiaries are included with this Form 10-Q. Separate financial statements of, and other disclosures concerning, each Guarantor are not presented in this Form 10-Q because management has determined that such separate financial statements and disclosures are not material to investors.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations or financial position, the adequacy of our liquidity and our market sensitive financial instruments. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include developments in our Chapter 11 proceedings, the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms, federal and state regulatory developments, our high financial leverage, petitions filed or actions taken in connection with the bankruptcy proceedings, the availability of skilled personnel, our ability to attract or retain high quality employees and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Known Events, Trends, Uncertainties and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of February 13, 2002, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after February 13, 2002 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         (a) Sterling Chemicals Holdings, Inc. .............    5

         (b) Sterling Chemicals, Inc. ......................    8

         (c) Report of Independent Accountants (Sterling

        Chemicals Holdings, Inc.)...........................   27

         (d) Report of Independent Accountants (Sterling
             Chemicals, Inc.)...............................   28

         (e) Sterling Chemicals Guarantors..................   39

         (f) Report of Independent Accountants (Sterling
             Chemicals Guarantors)..........................   42

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   43

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................   51

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................   52

Item 4. Submission of Matters to a Vote of Security
        Holders.............................................   52

Item 6. Exhibits and Reports of Form 8-K....................   52

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $124,974   $253,854
Cost of goods sold..........................................   114,877    244,840
                                                              --------   --------
Gross profit................................................    10,097      9,014
Selling, general and administrative expenses................     6,099      7,216
Reorganization items........................................     3,633         --
Interest and debt related expenses, net of interest
  income(1).................................................    12,174     29,887
                                                              --------   --------
Loss before income taxes....................................   (11,809)   (28,089)
Provision for income taxes..................................     3,064      2,353
                                                              --------   --------
Net loss....................................................   (14,873)   (30,442)
Preferred stock dividends...................................        --        802
                                                              --------   --------
Net loss attributable to common stockholders................  $(14,873)  $(31,244)
                                                              ========   ========
Net loss per common share...................................  $  (1.16)  $  (2.45)
                                                              ========   ========
Weighted average shares outstanding.........................    12,777     12,776
                                                              ========   ========

---------------

(1) Contractual interest for the three months ended December 31, 2001 totaled $30,942.

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  11,389       $  15,830
  Accounts receivable, net..................................      93,247         100,690
  Inventories...............................................      54,164          48,318
  Prepaid expenses..........................................       4,205           3,358
                                                               ---------       ---------
          Total current assets..............................     163,005         168,196
Property, plant and equipment, net..........................     277,074         284,944
Other assets................................................      56,284          57,003
                                                               ---------       ---------
          Total assets......................................   $ 496,363       $ 510,143
                                                               =========       =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  20,345       $  27,436
  Accrued liabilities.......................................      45,736          35,725
  Current portion of long-term debt.........................       7,669          33,260
                                                               ---------       ---------
          Total current liabilities.........................      73,750          96,421
Pre-petition liabilities -- subject to compromise...........     739,916         744,857
Pre-petition liabilities -- not subject to compromise.......     330,520         325,655
Long-term debt..............................................      85,406          61,084
Deferred income tax liability...............................      14,514          14,504
Deferred credits and other liabilities......................      15,910          15,786
Common stock held by ESOP...................................         289             289
Redeemable preferred stock..................................      27,272          27,272
Commitments and contingencies (Note 5)
Stockholders' deficit:
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 12,422,000 shares issued and 12,199,000
     outstanding at December 31, 2001 and at September 30,
     2001...................................................         123             123
  Additional paid-in capital................................    (546,056)       (546,056)
  Accumulated deficit.......................................    (204,073)       (189,199)
  Accumulated other comprehensive income....................     (38,669)        (38,053)
  Deferred compensation.....................................          (2)             (3)
                                                               ---------       ---------
                                                                (788,677)       (773,188)
  Treasury stock, at cost, 223,000 shares at December 31,
     2001 and at September 30, 2001.........................      (2,537)         (2,537)
                                                               ---------       ---------
          Total stockholders' deficit.......................    (791,214)       (775,725)
                                                               ---------       ---------
          Total liabilities and stockholders' deficit.......   $ 496,363       $ 510,143
                                                               =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (14,873)  $ (30,442)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     10,510      13,420
     Interest amortization..................................      1,272         794
     Deferred tax expense...................................         10         540
     Discount notes amortization............................         --       5,869
     Other..................................................       (535)        322
  Change in assets/liabilities:
     Accounts receivable....................................      7,443       2,599
     Inventories............................................     (5,846)     10,269
     Prepaid expenses.......................................       (847)        207
     Other assets...........................................       (553)      1,070
     Accounts payable.......................................     (7,091)    (14,388)
     Accrued liabilities....................................     10,011      (1,358)
     Other liabilities......................................         48       3,344
                                                              ---------   ---------
          Net cash provided by (used in) operating
            activities......................................       (451)     (7,754)
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................     (2,643)     (3,247)
                                                              ---------   ---------
Cash flows from financing activities:
  Payment on Saskatoon term loans...........................     (7,161)       (678)
  Net changes in Prior Credit Agreement.....................         --      12,942
  Net borrowings under DIP Facility.........................      9,154          --
  Net change in Canadian Financing Agreement................     (3,111)         --
  Other.....................................................       (151)        (18)
                                                              ---------   ---------
          Net cash provided by (used in) financing
            activities......................................     (1,269)     12,246
                                                              ---------   ---------
Effect of exchange rate on cash.............................        (78)        (10)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........     (4,441)      1,235
Cash and cash equivalents -- beginning of year..............     15,830       7,667
                                                              ---------   ---------
Cash and cash equivalents -- end of period..................  $  11,389   $   8,902
                                                              =========   =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $  (1,459)  $ (10,765)
  Income taxes paid.........................................     (1,847)       (544)
  Cash paid for reorganization items........................     (2,895)         --

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $124,974   $253,854
Cost of goods sold..........................................   114,877    244,840
                                                              --------   --------
Gross profit................................................    10,097      9,014
Selling, general and administrative expenses................     6,036      6,780
Reorganization items........................................     3,633         --
Interest and debt related expenses, net of interest
  income....................................................    12,051     23,758
                                                              --------   --------
Loss before income taxes....................................   (11,623)   (21,524)
Provision for income taxes..................................     3,064      2,353
                                                              --------   --------
Net loss....................................................  $(14,687)  $(23,877)
                                                              ========   ========

---------------

(1) Contractual interest for the three months ended December 31, 2001 totaled $24,348.

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                          ASSETS


Current assets:
  Cash and cash equivalents.................................   $  11,218       $  14,459
  Accounts receivable, net..................................      95,358         103,933
  Inventories...............................................      54,164          48,318
  Prepaid expenses..........................................       4,173           3,349
                                                               ---------       ---------
          Total current assets..............................     164,913         170,059
Property, plant and equipment, net..........................     277,074         284,944
Other assets................................................      56,153          56,847
                                                               ---------       ---------
          Total assets......................................   $ 498,140       $ 511,850
                                                               =========       =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................   $  20,345       $  27,436
  Accrued liabilities.......................................      45,736          35,725
  Current portion of long-term debt.........................       7,669          33,260
                                                               ---------       ---------
          Total current liabilities.........................      73,750          96,421
Pre-petition liabilities -- subject to compromise...........     556,630         561,692
Pre-petition liabilities -- not subject to compromise.......     330,520         325,655
Long-term debt..............................................      85,406          61,084
Deferred income tax liability...............................      14,514          14,504
Deferred credits and other liabilities......................      15,910          15,787
Common stock held by ESOP...................................         289             289
Commitments and contingencies (Note 5)
Stockholders' deficit:
  Common stock, $.01 par value..............................          --              --
  Additional paid-in capital................................    (141,786)       (141,786)
  Accumulated deficit.......................................    (398,422)       (383,740)
  Accumulated other comprehensive income....................     (38,669)        (38,053)
  Deferred compensation.....................................          (2)             (3)
                                                               ---------       ---------
          Total stockholders' deficit.......................    (578,879)       (563,582)
                                                               ---------       ---------
          Total liabilities and stockholders' deficit.......   $ 498,140       $ 511,850
                                                               =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (14,687)  $ (23,877)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     10,510      13,286
     Interest amortization..................................      1,272         794
     Deferred tax expense...................................         10         450
     Other..................................................       (529)        257
  Change in assets/liabilities:
     Accounts receivable....................................      8,575      (1,161)
     Inventories............................................     (5,846)     10,269
     Prepaid expenses.......................................       (824)        407
     Other assets...........................................       (578)        870
     Accounts payable.......................................     (7,091)    (12,152)
     Accrued liabilities....................................     10,011         (52)
     Other liabilities......................................        (74)      3,344
                                                              ---------   ---------
          Net cash provided by (used in) operating
            activities......................................        749      (7,565)
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................     (2,643)     (3,247)
                                                              ---------   ---------
Cash flows from financing activities:
  Payment on Saskatoon term loans...........................     (7,161)       (678)
  Net changes in Prior Credit Agreement.....................         --      12,942
  Net borrowings under DIP Facility.........................      9,154          --
  Borrowings under Canadian Financing Agreement.............     (3,111)         --
  Other.....................................................       (151)        (18)
                                                              ---------   ---------
Net cash provided by (used in) financing activities.........     (1,269)     12,246
Effect of United States/Canadian exchange rate on cash......        (78)        (10)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........     (3,241)      1,424
Cash and cash equivalents -- beginning of period............     14,459       5,740
                                                              ---------   ---------
Cash and cash equivalents -- end of year....................  $  11,218   $   7,164
                                                              =========   =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............     (1,464)  $ (10,794)
  Income taxes (paid) received..............................     (1,847)       (544)
  Cash paid for reorganization items........................     (2,895)         --

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  Interim Financial Information

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly:

     - the consolidated financial position of Sterling Chemicals Holdings, Inc. (Debtor-in-Possession) ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. (Debtor-in-Possession) ("Chemicals") and its subsidiaries as of December 31, 2001, and

     - the respective consolidated results of operations and cash flows of Holdings and its subsidiaries and Chemicals and its subsidiaries for the applicable three-month periods ended December 31, 2001 and December 31, 2000, respectively.

All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 2001 have been derived from the audited consolidated balance sheets as of September 30, 2001 included in the Annual Report. The accompanying consolidated financial statements as of and for the three-month period ended December 31, 2001, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we," "our," "ours" and "us."

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' deficit.

  Industry Conditions and Liquidity

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the continuation of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings. The accompanying combined financial statements have been presented in conformity with the AICPA's Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused their export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors may assume favorable pre-petition contracts and leases, reject unfavorable pre-petition contracts and leases and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the Debtors. Unless otherwise ordered by the Bankruptcy Court, the Debtors have the exclusive right to propose a plan of reorganization until March 13, 2002, and the exclusive right to seek acceptances of any timely filed plan proposed by them until May 12, 2002. The Debtors may determine to seek a further extension of these deadlines. The Debtors aspire to propose a plan of reorganization on or before March 13, 2002, unless a further extension is sought and is granted by the Bankruptcy Court. A plan of reorganization, when filed, will set forth the means for treating claims, including liabilities subject to compromise and interests in the Debtors. Such means may take a number of different forms. A plan of reorganization is likely to result in significant dilution or elimination of some or all of the Debtors' classes of existing public debt and equity interests. The Debtors are in the process of formulating a plan of reorganization and have engaged in preliminary discussions with some of their creditor groups. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Debtors or the claims of creditors of the Debtors or the stockholders of Holdings. As a result of the bankruptcy filing, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, could be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Reorganization items reflected in the Statement of Operations for the quarter ended December 31, 2001 are composed primarily of professional fees directly related to the bankruptcy cases.

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by Tyco Capital (formerly The CIT Group/Business Credit, Inc.) to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." Commitments under the current assets revolver were increased to $125 million upon entry of the priming order discussed below. The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' pre-petition revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes, but no stay of the final order was sought or imposed, and the order remains fully effective. By order dated February 7, 2002, the U.S. District Court denied the appeal. The indenture trustee may seek further review by the 5th Circuit Court of Appeals. While no assurances can be given, we do not believe the final order will be overturned by the 5th Circuit. Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, and has been granted super-priority administrative expense claim status for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the current assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered orders dated December 19, 2001 and January 10, 2002 reinstating the priming order, subject to a compensatory adjustment in favor of the 12 3/8% Notes of the accrual during the bankruptcy proceedings of four percentage points of additional interest on up to $40 million. The priming order was further appealed by the indenture trustee to the U.S. District Court. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. By order dated February 8, 2002, the U.S. District Court denied the appeal of the December 17, 2001 order. The U.S. District Court has yet to rule on the January 10, 2002 order. The indenture trustee may seek further review by the 5th Circuit Court of Appeals. While no assurances can be given, we do not believe the priming order will be overturned by the 5th Circuit. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is stayed or is not ultimately upheld on appeal, the Debtors will need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. However, we can give no assurances that the priming order will not be stayed or will be upheld on appeal or, if stayed or not upheld on appeal, that additional sources of financing will be available or adequate, or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     At December 31, 2001, the total credit available under the DIP Financing was limited to $124.0 million due to borrowing base restrictions under the current assets revolver. At December 31, 2001, $51.4 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver leaving, at December 31, 2001, unused borrowing capacity under the DIP Financing of approximately $68.2 million.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), entered into a financing agreement with Tyco Capital Business Credit (Canada) Inc. ("Tyco Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. The initial term of the Canadian Financing Agreement extends to July 2004. The Canadian Financing Agreement may be terminated by either Sterling Pulp or Tyco Canada thereafter only by giving 60 days' written notice of termination prior to each subsequent anniversary date. At December 31, 2001, $15.4 million was drawn under the Canadian Financing Agreement.

  Certain Bankruptcy Implications

     The Debtors are permitted to continue to operate their businesses and manage their properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of business, including certain types of capital expenditures, certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There can be no assurance that the Bankruptcy Court will grant any requests for such approvals.

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

     As a result of the bankruptcy filings and related events, there can be no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things:

     - the Debtors' ability to comply with the terms of the DIP Financing and related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases,

     - the ability of the Debtors to access the incremental $40 million in DIP Financing that is dependent on an effective priming order,

     - the ability of the Debtors to maintain adequate cash on hand,

     - the ability of the Debtors to generate sufficient cash from operations,

     - the ability of the Debtors' subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing,

     - confirmation of a plan or plans of reorganization under the Bankruptcy Code and

     - the Debtors' ability to achieve profitability following such confirmation.

As the Debtors can give no assurances that they will accomplish any of the foregoing, there is substantial doubt about the Debtors', and therefore the Company's, ability to continue as a going concern.

     The Debtors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements and compliance with an EBITDA covenant. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy.

     The accompanying financial statements do not include any adjustments that may result from the resolution of these uncertainties.

  Segment Information

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

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Petrochemicals............................................  $ 68,282   $197,263
  Pulp chemicals............................................    56,692     56,591
                                                              --------   --------
          Total.............................................  $124,974   $253,854
                                                              ========   ========
Operating income (loss):
  Petrochemicals............................................  $(12,131)  $ (9,557)
  Pulp chemicals............................................    12,496     11,355
                                                              --------   --------
          Total.............................................  $    365   $  1,798
                                                              ========   ========

  Comprehensive Loss

     Our total comprehensive net loss for the three-month periods ended December 31, 2001 and December 31, 2000 was $15,489,000 and $30,403,000, respectively.
The total comprehensive net loss of Chemicals and its subsidiaries for the three-month periods ended December 31, 2001 and December 31, 2000 was $15,303,000 and $23,838,000, respectively.

2. INVENTORIES

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
  Finished products.........................................    $26,468         $25,660
  Raw materials.............................................     10,860           9,006
  Inventories under exchange agreements.....................      3,655             749
  Stores and supplies.......................................     13,181          12,903
                                                                -------         -------
                                                                $54,164         $48,318
                                                                =======         =======

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Pursuant to an order of the Bankruptcy Court, the Debtors mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court was December 17, 2001. Differences between amounts recorded by the Debtors and claims filed by creditors are continuing to be investigated and resolved. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of December 31, 2001 and September 30, 2001, consisted of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Accrued litigation..........................................  $      3,454     $  3,454
Trade accounts payable......................................        30,297       34,486
Accrued interest............................................        19,201       19,201
Debt:(1)
11 1/4% Notes...............................................       149,500      149,500
11 3/4% Notes...............................................       268,885      268,885
13 1/2% Notes...............................................       185,436      185,436
Employee benefits...........................................        65,145       64,853
Accrued taxes...............................................         4,734        4,811
Other.......................................................        13,264       14,231
                                                              ------------     --------
          Total liabilities subject to compromise...........  $    739,916     $744,857
                                                              ============     ========

---------------

(1) Debt liabilities are presented net of unamortized debt issue costs of $12.9 million.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition debt described above that was not paid or charged to earnings for the period from July 16, 2001 to September 30, 2001 was $15.3 million and for the period from October 1, 2001 to December 31, 2001 was $18.7 million. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Liabilities Not Subject to Compromise

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. The Debtors believe all amounts below are fully secured liabilities that are not expected to be compromised.

     On a consolidated basis, recorded liabilities not subject to compromise under Chapter 11 proceedings as of December 31, 2001 and September 30, 2001, consisted of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
12 3/8% Senior Secured Notes................................    $295,000       $295,000
Accrued interest on 12 3/8% Senior Secured Notes............      35,110         25,983
Employee benefits...........................................         410          4,672
                                                                --------       --------
          Total liabilities not subject to compromise.......    $330,520       $325,655
                                                                ========       ========

4. LONG-TERM DEBT

     This note contains information regarding our short-term borrowings and long-term debt as of December 31, 2001. As a result of the Debtors' bankruptcy filing, principal and interest payments may not be made on pre-petition debt except as approved by the Bankruptcy Court.

     Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under the Debtors' pre-petition revolving credit facilities (the "Prior Credit Agreement") and each of the indentures governing our outstanding notes and all of this indebtedness was accelerated and became immediately due and payable. The indebtedness under the Prior Credit Agreement was completely paid off with the proceeds of the initial draw under the DIP Financing. The Debtors may not, however, pay the indebtedness under the indentures other than pursuant to a confirmed plan of reorganization or an order of the Bankruptcy Court. During the pendency of the Chapter 11 cases, the Debtors will not, for the most part, be subject to the restrictions contained in the Prior Credit Agreement or any of the indentures. However, the Debtors will be subject to the restrictions contained in the DIP Financing, Sterling Pulp will be subject to restrictions contained in both the DIP Financing and the Canadian Financing Agreement and our Saskatoon subsidiary will be subject to the restrictions contained in its credit facility.

     On July 10, 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), an indirect wholly owned subsidiary of Holdings and Chemicals, acquired substantially all of the assets of Saskatoon Chemicals Ltd., a subsidiary of Weyerhaeuser Canada Ltd. In connection with this acquisition, Sterling Sask entered into a credit agreement (the "Saskatoon Credit Agreement") with JP Morgan of Canada, individually and as administrative agent. The Saskatoon Credit Agreement originally provided for a revolving credit facility of Cdn. $8.0 million (the "Saskatoon Revolver") and a term loan facility consisting of a Cdn. $25.0 million Tranche A term loan due June 30, 2003 and a $36.4 million Tranche B term loan due June 30, 2005 (the "Saskatoon Term Loans"). Advances under the Saskatoon Revolver are subject to a borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of 50% of the borrowing base. Sterling Sask's obligations under the Saskatoon Credit Agreement are secured by substantially all of the assets of Sterling Sask. The Saskatoon Credit Agreement requires Sterling Sask to satisfy certain financial covenants and tests. In addition, the Saskatoon Credit Agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the Saskatoon Term Loans. In

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

addition, the Saskatoon Credit Agreement contains provisions that prohibit the payment of advances, loans and dividends from Sterling Sask to Chemicals or Holdings.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement executed a forbearance agreement under which they agreed to not exercise their remedies prior to December 31, 2001 in exchange for the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from Sterling Sask to us or Chemicals and the inclusion of a prohibition on draws under the revolving credit portion of the facility during the remainder of calendar year 2001. On January 2, 2002, Sterling Sask entered into a waiver and amending agreement (the "Waiver Agreement"), effective December 18, 2001, with its lenders. The Waiver Agreement waived the existing defaults, rescinded the acceleration of the amounts outstanding under the Saskatoon Credit Agreement and reinstated the commitments thereunder. The Waiver Agreement provides for a reduction of the revolving credit facility commitment to Cdn $4.0 million and changes the expiration date on the Tranche A term loan from June 30, 2003 to December 31, 2002 and on the Tranche B term loan from June 30, 2005 to June 30, 2003. During the first quarter of fiscal 2002, a payment of approximately $7.2 million was made pursuant to this obligation. Accordingly, $4.1 million of the remaining debt will mature during the remainder of fiscal 2002 and $20.8 million will mature during fiscal 2003. The Waiver Agreement also set a minimum discount rate and Eurodollar rate margin of 2.50% over the Base Rate or LIBOR, respectively, for the remaining term of the facility. Sterling Sask has not drawn on the revolving credit facility since its inception in 1997 and as of December 31, 2001, had approximately $8.7 million in cash and cash equivalents on hand.

     Borrowings consisted of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
DOMESTIC BORROWINGS
DIP Financing...............................................   $   51,424     $   42,270
Other Domestic Borrowings:
  11 1/4% Notes.............................................      150,000        150,000
  11 3/4% Notes.............................................      275,000        275,000
  12 3/8% Notes.............................................      295,000        295,000
                                                               ----------     ----------
Chemicals' domestic borrowings..............................      771,424        762,270
Holdings' 13 1/2% Notes.....................................      191,750        191,750
                                                               ----------     ----------
          Total domestic borrowings.........................      963,174        954,020
                                                               ----------     ----------
CANADIAN BORROWINGS
Canadian Financing Agreement................................       15,422         20,003
Saskatoon term loans........................................       24,856         32,054
                                                               ----------     ----------
          Total Canadian borrowings.........................       40,278         52,057
                                                               ----------     ----------
          Total borrowings..................................    1,003,452      1,006,077
Less: Current portion not subject to compromise.............       (7,669)       (33,260)
Less: Borrowings subject to compromise (see Note 3).........     (615,377)      (616,733)
Less: Borrowings not subject to compromise (see Note 3).....     (295,000)      (295,000)
                                                               ----------     ----------
          Long-term debt....................................   $   85,406     $   61,084
                                                               ==========     ==========

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. COMMITMENTS AND CONTINGENCIES

  Product Contracts

     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide, DSIDA and methanol, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices.

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

     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe that our business operations and facilities generally are operated in compliance with all applicable environmental, health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees or the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of our facilities could result in the incurrence of liabilities substantially in excess of our insurance coverages.

     A significant ban on all chlorine containing compounds could have a materially adverse effect on our financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by December 31, 2002.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation. In April 2001, a new government came into power in British Columbia. This new administration is aware of the issues surrounding this regulation and has agreed to negotiate amendments to the regulation. We are working through the Alliance for Environmental Technology and the Canadian Chemical Producers' Association to provide information to the British Columbia Ministry of Environment to assist with these negotiations.

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

     Claims for environmental liabilities arising prior to our Chapter 11 filings will be addressed in the Chapter 11 cases. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. We will be required to comply with environmental requirements in the conduct of our business as a debtor-in-possession, including the potential obligation to conduct remedial actions at facilities we own or operate, regardless of when the contamination at those facilities occurred.

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

     We are presently investigating allegations by the Florida Department of Environmental Protection that past or present waste handling practices at the Fiber's facility in Santa Rosa, Florida have adversely affected the water quality of streams on the property. At this stage, we are not able to determine the validity of those allegations or the nature of remedial actions, if any, that may ultimately be required.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 8 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. The seven lawsuits listed below and three interventions, involving a total of approximately 819 plaintiffs, have been filed based on this release alleging personal injury, property damage and nuisance claims:

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

     To date, the Bankruptcy Court has lifted the automatic stay in the cases of Bobbie Adams, et al., James C. Allen, et al. and Nettie Allen, et al., allowing the plaintiffs to proceed against our liability insurance policies. As a condition to the lifting of the automatic stay, these plaintiffs waived their right to seek any recoveries against us directly and look solely to insurance proceeds to satisfy their claims. Small cash

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

settlements, to be funded by our liability insurance policies, have been negotiated with the plaintiffs in one of the interventions and in the cases of Ida Goldman, et al. and Joe L. Kimble, et al., and have been approved by the Bankruptcy Court.

     Other. We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions existing as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Company will be required to be dealt with in the Chapter 11 case.

     On December 19, 2001, we announced that Frank P. Diassi had elected to terminate his employment immediately. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under our employee retention and severance plans. Our Compensation Committee is evaluating the merits of Mr. Diassi's claim. On January 25, 2002, Mr. Diassi resigned from our Board of Directors.

  Litigation Contingency

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information, as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our judgment, our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors and consultation with outside legal counsel. Based on the foregoing, as of December 31, 2001, we had approximately $3.5 million accrued as our estimate of our contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.5 million. At December 31, 2001, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $21 million. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. Moreover, such contingencies represent pre-petition claims and, unless otherwise ordered by the Bankruptcy Court, all of these claims are subject to the automatic stay and recoveries (if any) sought thereon from the Debtors will be addressed in the Chapter 11 cases.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED DECEMBER 31, 2001
                                         -----------------------------------------------------------------
                                          ENTITIES IN     ENTITIES NOT IN
                                         REORGANIZATION   REORGANIZATION
                                          PROCEEDINGS       PROCEEDINGS     ELIMINATIONS   COMBINED TOTALS
                                         --------------   ---------------   ------------   ---------------
Revenues...............................     $ 81,099          $44,054          $(179)         $124,974
Cost of goods sold.....................       82,109           32,831            (63)          114,877
                                            --------          -------          -----          --------
Gross profit (loss)....................       (1,010)          11,223           (116)           10,097
Selling, general and administrative
  expenses.............................        5,095            1,004             --             6,099
Reorganization items...................        3,633               --             --             3,633
Interest and debt related expenses,
  net..................................       10,943            1,231             --            12,174
                                            --------          -------          -----          --------
Income (loss) before income taxes......      (20,681)           8,988           (116)          (11,809)
Income tax expense.....................           89            2,975             --             3,064
                                            --------          -------          -----          --------
Net income (loss)......................     $(20,770)         $ 6,013          $(116)         $(14,873)
                                            ========          =======          =====          ========

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                       CONDENSED COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    DECEMBER 31, 2001
                                               ------------------------------------------------------------
                                                ENTITIES IN     ENTITIES NOT IN
                                               REORGANIZATION   REORGANIZATION                    COMBINED
                                                PROCEEDINGS       PROCEEDINGS     ELIMINATIONS     TOTALS
                                               --------------   ---------------   ------------    ---------
                                                  ASSETS
Cash and cash equivalents....................    $   1,371         $ 10,018         $     --      $  11,389
Accounts receivable, net.....................       67,233           30,345           (4,331)        93,247
Inventories..................................       43,183           11,158             (177)        54,164
Prepaid expenses.............................        3,569              636               --          4,205
Property, plant and equipment, net...........      176,380          100,694               --        277,074
Other assets.................................       84,774           22,691          (51,181)        56,284
                                                 ---------         --------         --------      ---------
         Total Assets........................    $ 376,510         $175,542         $(55,689)     $ 496,363
                                                 =========         ========         ========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities..........................    $  70,249         $ 27,232         $(23,731)     $  73,750
Liabilities subject to compromise............      739,916               --               --        739,916
Liabilities not subject to compromise........      330,520               --               --        330,520
Long-term debt...............................       51,301           34,105               --         85,406
Non-current liabilities......................       10,284           20,429               --         30,713
Redeemable preferred stock...................       27,272               --               --         27,272
Stockholders' equity (deficiency in
  assets)....................................     (853,032)          93,776          (31,958)      (791,214)
                                                 ---------         --------         --------      ---------
         Total Liabilities and Stockholders'
           Equity (Deficiency in Assets).....    $ 376,510         $175,542         $(55,689)     $ 496,363
                                                 =========         ========         ========      =========

                                                                    SEPTEMBER 30, 2001
                                               ------------------------------------------------------------
                                                ENTITIES IN     ENTITIES NOT IN
                                               REORGANIZATION   REORGANIZATION                    COMBINED
                                                PROCEEDINGS       PROCEEDINGS     ELIMINATIONS     TOTALS
                                               --------------   ---------------   ------------    ---------
                                                  ASSETS
Cash and cash equivalents....................    $   3,975         $ 11,855         $     --      $  15,830
Accounts receivable, net.....................       74,080           26,018              592        100,690
Inventories..................................       37,535           10,844              (61)        48,318
Prepaid expenses.............................        2,327            1,031               --          3,358
Property, plant and equipment, net...........      181,446          103,498               --        284,944
Other assets.................................       91,262           26,620          (60,879)        57,003
                                                 ---------         --------         --------      ---------
         Total Assets........................    $ 390,625         $179,866         $(60,348)     $ 510,143
                                                 =========         ========         ========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities..........................    $  73,144         $ 51,780         $(28,503)     $  96,421
Liabilities subject to compromise............      744,857               --               --        744,857
Liabilities not subject to compromise........      325,655               --               --        325,655
Long-term debt...............................       42,287           18,797               --         61,084
Non-current liabilities......................        9,670           20,909               --         30,579
Redeemable preferred stock...................       27,272               --               --         27,272
Stockholders' equity (deficiency in
  assets)....................................     (832,260)          88,380          (31,845)      (775,725)
                                                 ---------         --------         --------      ---------
         Total Liabilities and Stockholders'
           Equity (Deficiency in Assets).....    $ 390,625         $179,866         $(60,348)     $ 510,143
                                                 =========         ========         ========      =========

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED DECEMBER 31, 2001
                                                          -------------------------------------------
                                                           ENTITIES IN     ENTITIES NOT IN
                                                          REORGANIZATION   REORGANIZATION    COMBINED
                                                           PROCEEDINGS       PROCEEDINGS      TOTALS
                                                          --------------   ---------------   --------
Net cash provided by (used in) operating activities.....     $(10,297)        $  9,846       $  (451)
Cash flows from investing activities:
  Capital expenditures..................................       (1,457)          (1,186)       (2,643)
Cash flows from financing activities:
  Proceeds from financing...............................        9,154           (3,111)        6,043
  Repayments of long-term debt..........................           --           (7,161)       (7,161)
  Other.................................................           (4)            (147)         (151)
                                                             --------         --------       -------
Net cash provided by (used in) financing activities.....        9,150          (10,419)       (1,269)
Effect of exchange rate changes on cash.................           --              (78)          (78)
                                                             --------         --------       -------
Net decrease in cash and cash equivalents...............       (2,604)          (1,837)       (4,441)
Cash and cash equivalents at:
  Beginning of year.....................................        3,975           11,855        15,830
                                                             --------         --------       -------
  End of period.........................................     $  1,371         $ 10,018       $11,389
                                                             ========         ========       =======

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES

     As of September 30, 2001, we had approximately $318 million in United States net operating losses ("NOLs") which will expire during the period from fiscal 2018 to 2021. In assessing the value of our deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment and determining the valuation allowance. Based on the uncertainty as to the effect of the Chapter 11 filings on the utilization of the NOLs and the future realization of other net deferred tax assets, we are not able to conclude that it is more likely than not that we will be able to realize the future benefit of our U.S. deferred tax assets and our valuation allowance reflects U.S. deferred tax assets as zero. Certain reductions to our NOLs may result from confirmation of a plan of reorganization. Further, at such time as we emerge from bankruptcy, we will likely undergo an ownership change for federal income tax purposes which may cause our utilization of our remaining NOLs, if any, to become subject to limitations. Since numerous variables could affect the bankruptcy proceedings (including the fact that a plan of reorganization has not yet been submitted to the Bankruptcy Court for approval), it is not currently possible to determine whether our NOLs will produce tax benefits in the future. Benefit was not provided for these loss carryforwards at December 31, 2001.

8. NEW ACCOUNTING STANDARDS

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

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant impact on our financial statements.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. ("Holdings") and subsidiaries (Debtors-in-Possession) (the "Company") as of December 31, 2001, and the related consolidated statements of operations and cash flows for the three-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     As discussed in Note 1, on July 16, 2001, the Debtors (as defined in Note
1) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed financial statements and Note 1 of the annual financial statements for the year ended September 30, 2001, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the respective financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 20, 2001, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 13, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (Debtors-in-Possession) ("Chemicals") as of December 31, 2001, and the related consolidated statements of operations and cash flows for the three-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of Chemicals' management.

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

     As discussed in Note 1, on July 16, 2001, the Debtors (as defined in Note
1) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of Chemicals; or (d) as to operations, the effect of any changes that may be made in Chemicals' business.

     The accompanying financial statements have been prepared assuming that Chemicals will continue as a going concern. As discussed in Note 1 to the condensed financial statements and Note 1 of the annual financial statements for the year ended September 30, 2001, Chemicals' recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the respective financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Chemicals as of September 30, 2001, and the related consolidated statements of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 20, 2001, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about Chemicals' ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 13, 2002

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $52,452    $59,681
Cost of goods sold..........................................   41,588     50,264
                                                              -------    -------
Gross profit................................................   10,864      9,417
Selling, general and administrative expenses................    2,323      3,795
Reorganization items........................................    1,264         --
Interest and debt related expenses..........................    6,592     10,333
                                                              -------    -------
Net loss before income taxes................................      685     (4,711)
Equity in (earnings) losses of joint venture................   (1,745)        51
Provision for income taxes..................................    2,124      1,620
                                                              -------    -------
          Net income (loss).................................  $   306    $(6,382)
                                                              =======    =======

---------------

(1) Contractual interest for the three months ended December 31, 2001 totaled $15,118.

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                            COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 31,
                                                                  2001           2001
                                                              ------------   -------------
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................    $  1,859       $  1,396
  Accounts receivable, net..................................      34,059         36,372
  Inventories...............................................      17,340         18,009
  Prepaid expenses..........................................         856            604
                                                                --------       --------
          Total current assets..............................      54,114         56,381
Property, plant and equipment, net..........................     113,900        116,728
Due from affiliates.........................................     186,353        183,398
Other assets................................................      18,498         19,121
                                                                --------       --------
          Total assets......................................    $372,865       $375,628
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................    $ 13,331       $ 16,835
  Accrued liabilities.......................................       6,512          5,944
  Current portion of long-term debt.........................       1,497          1,206
                                                                --------       --------
          Total current liabilities.........................      21,340         23,985
Pre-petition liabilities -- subject to compromise...........     233,228        233,572
Pre-petition liabilities -- not subject to compromise.......     143,296        139,572
Long-term debt..............................................      15,422         18,797
Deferred income taxes.......................................       9,237          9,171
Deferred credits and other liabilities......................      12,265         12,326
Commitments and contingencies (Note 5)
Stockholders' deficit:
  Common stock..............................................          --             --
  Additional paid-in capital................................      92,735         92,735
  Accumulated deficit.......................................    (122,204)      (122,510)
  Accumulated other comprehensive income....................     (32,454)       (32,020)
                                                                --------       --------
          Total stockholders' deficit.......................     (61,923)       (61,795)
                                                                --------       --------
          Total liabilities and stockholders' deficit.......    $372,865       $375,628
                                                                ========       ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $   306    $(6,382)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................    4,967      4,983
     Deferred tax expense...................................       66      1,272
     Other..................................................       (8)       (20)
  Change in assets/liabilities:
     Accounts receivable....................................    2,313      4,181
     Inventories............................................      669       (767)
     Prepaid expenses.......................................     (252)       286
     Due from affiliates....................................   (3,389)       400
     Other assets...........................................     (318)       746
     Accounts payable.......................................   (3,504)      (675)
     Accrued liabilities....................................      568     (1,922)
     Other liabilities......................................    3,320       (431)
                                                              -------    -------
          Net cash flows provided by operating activities...    4,738      1,671
                                                              -------    -------
Cash flows from investing activities:
  Capital expenditures......................................   (1,198)    (1,310)
                                                              -------    -------
Cash flows from financing activities:
  Payments on Canadian Financing Agreement..................   (3,084)        --
                                                              -------    -------
Effect of United States/Canadian exchange rate on cash......        7         20
                                                              -------    -------
Net increase in cash and cash equivalents...................      463        381
Cash and cash equivalents -- beginning of year..............    1,396        499
                                                              -------    -------
Cash and cash equivalents -- end of year....................  $ 1,859    $   880
                                                              =======    =======
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $(1,667)   $  (110)

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  Interim Financial Information

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly-owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered
12 3/8% Notes with substantially similar terms. The 12 3/8% Notes are guaranteed by most of Chemicals' direct and indirect United States subsidiaries on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of these subsidiaries. As a result of the priming order discussed below, these second priority liens became third priority liens. These subsidiaries consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc. and Sterling Fibers, Inc., each of which is a wholly-owned direct or indirect subsidiary of Chemicals, and are collectively referred to as the "Guarantors." In addition, Sterling Canada, Inc. owns 100% of the stock of two Canadian subsidiaries that are collectively referred to as the "Canadian Subs." The consolidated financial statements of each of the Guarantors have been combined to produce the accompanying financial statements.

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

     In the opinion of management, the accompanying unaudited combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Guarantors as of December 31, 2001, and their combined results of operations and cash flows for the three month periods ended December 31, 2001 and December 31, 2000. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited combined financial statements should be, and are assumed to have been, read in conjunction with the audited combined financial statements of the Guarantors included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "Annual Report"). The accompanying combined balance sheet as of September 30, 2001 has been derived from the Guarantors' audited combined balance sheet as of September 30, 2001 included in the Annual Report. The accompanying combined financial statements as of and for the three-month period ended December 31, 2001 have been reviewed by Deloitte & Touche LLP, our independent accountants, whose report is included herein.

  Industry Conditions and Liquidity

     The accompanying combined financial statements have been prepared on the going concern basis of accounting, which contemplates the continuation of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and all of the Guarantors (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings. The accompanying combined financial statements have been presented in

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

conformity with the AICPA's Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused their export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors may assume favorable pre-petition contracts and leases, reject unfavorable pre-petition contracts and leases and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the Debtors. Unless otherwise ordered by the Bankruptcy Court, the Debtors have the exclusive right to propose a plan of reorganization until March 13, 2002, and the exclusive right to seek acceptances of any timely filed plan proposed by them until May 12, 2002. The Debtors may determine to seek a further extension of these deadlines. The Debtors aspire to propose a plan of reorganization on or before March 13, 2002, unless a further extension is sought and is granted by the Bankruptcy Court. A plan of reorganization, when filed, will set forth the means for treating claims, including liabilities subject to compromise and interests in the Debtors. Such means may take a number of different forms. A plan of reorganization is likely to result in significant dilution or elimination of some or all of the Debtors' classes of existing public debt and equity interests. The Debtors are in the process of formulating a plan of reorganization and have engaged in preliminary discussions with some of their creditor groups. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

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

     Reorganization items reflected in the Statement of Operations for the quarter ended December 31, 2001 are composed primarily of professional fees directly related to the bankruptcy cases.

     As a result of the bankruptcy filings and related events, there can be no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things:

     - the Debtors' ability to comply with the terms of their debtor-in-possession revolving credit agreement (the "DIP" Financing") and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases,

     - the ability of the Debtors to access the incremental $40 million in availability under the DIP Financing that is dependent on an effective priming order,

     - the ability of the Debtors to maintain adequate cash on hand,

     - the ability of the Debtors to generate sufficient cash from operations,

     - the ability of the Debtors' subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing,

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     - confirmation of a plan or plans of reorganization under the Bankruptcy Code and

     - the Debtors' ability to achieve profitability following such confirmation.

As the Debtors can give no assurances that they will accomplish any of the foregoing, there is substantial doubt about the Debtors', and therefore the Guarantors', ability to continue as a going concern.

     The Guarantors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements and compliance with an EBITDA covenant. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy.

     The accompanying financial statements do not include any adjustments that may result from the resolution of these uncertainties.

  Comprehensive Loss

     The Guarantors' total comprehensive net loss for the three-month periods ended December 31, 2001 and December 31, 2000 was $131,000 and $6,357,000,
respectively.

2. INVENTORIES

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
  Finished products.........................................    $10,722         $11,308
  Raw materials.............................................      1,468           1,634
  Inventories under exchange agreements.....................        (37)             80
  Stores and supplies.......................................      5,187           4,987
                                                                -------         -------
                                                                $17,340         $18,009
                                                                =======         =======

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

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Pursuant to an order of the Bankruptcy Court, the Debtors mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court was December 17, 2001. Differences between amounts recorded by the Debtors and claims filed by creditors are continuing to be investigated and resolved. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

     On a combined basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of December 31, 2001 and September 30, 2001, consisted of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Trade accounts payable......................................    $  4,174       $  5,015
Accrued interest............................................       8,538          8,538
Allocated Debt from Chemicals(1)
  11 1/4% Notes.............................................      72,415         72,415
  11 3/4% Notes.............................................     146,932        146,932
Accrued taxes...............................................         490            493
Other.......................................................         679            179
                                                                --------       --------
          Total liabilities subject to compromise...........    $233,228       $233,572
                                                                ========       ========

---------------

(1) Debt liabilities are presented net of allocated unamortized debt issue costs of $4.0 million.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition debt described above that was not paid or charged to earnings for the period from July 16, 2001 to September 30, 2001 was $7.0 million and for the period from October 1, 2001 to December 31, 2001 was $8.5 million. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured or undersecured claims.

  Liabilities Not Subject to Compromise

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. The Guarantors believe all amounts below are fully secured liabilities that are not expected to be compromised.

     On a combined basis, recorded liabilities not subject to compromise under Chapter 11 proceedings as December 31, 2001 and September 30, 2001, consisted of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Allocated 12 3/8% Senior Secured Notes from Chemicals.......    $128,025       $128,025
Accrued interest on 12 3/8% Senior Secured Notes............      15,271         11,310
Employee benefits...........................................          --            237
                                                                --------       --------
          Total liabilities not subject to compromise.......    $143,296       $139,572
                                                                ========       ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

4. LONG-TERM DEBT

     As of each of December 31, 2001 and September 30, 2001, debt allocated to the Guarantors by Chemicals was $351.3 million (see Note 1). At December 31, 2001, interest rates on this debt ranged from 11.25% to 12.375%. As a result of the filing of the Chapter 11 cases described in Note 1, no payments will be made by the Debtors on the pre-petition debt except as approved by the Bankruptcy Court.

5. COMMITMENTS AND CONTINGENCIES

  Environmental Regulations

     The operations of the Guarantors and the Canadian Subs involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for the operations of the Guarantors and the Canadian Subs are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of the chemical products made by the Guarantors and the Canadian Subs and the raw materials used to produce such products and, if so affected, the business of the Guarantors and the Canadian Subs may be materially and adversely affected. In addition, changes in environmental requirements can cause the Guarantors and the Canadian Subs to incur substantial costs in upgrading or redesigning their facilities and processes, including emission producing practices and equipment and waste treatment, storage, disposal and other waste handling practices and equipment.

     The Guarantors and the Canadian Subs conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of their facilities. The Guarantors and the Canadian Subs routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. The Guarantors believe that the procedures of the Guarantors and the Canadian Subs for waste handling are consistent with industry standards and applicable requirements. In addition, the Guarantors believe that the operations of the Guarantors and the Canadian Subs are consistent with good industry practice. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While the Guarantors believe that the business operations and facilities of the Guarantors and the Canadian Subs generally are operated in compliance with all applicable environmental, health and safety requirements in all material respects, they cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Guarantors and the Canadian Subs, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the facilities of the Guarantors or the Canadian Subs could result in the incurrence of liabilities substantially in excess of their insurance coverages.

     A significant ban on all chlorine containing compounds could have a materially adverse effect on the financial condition and results of operations of the Guarantors and the Canadian Subs. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by December 31, 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation. In April 2001, a new government came into power in British Columbia. This new administration is aware of the issues surrounding this regulation and has agreed to negotiate amendments to the regulation. The Canadian Subs are working through the Alliance for Environmental Technology and the

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Canadian Chemical Producers' Association to provide information to the British Columbia Ministry of Environment to assist with these negotiations.

     In light of the historical expenditures and expected future results of operations and sources of liquidity of the Guarantors and the Canadian Subs, the Guarantors believe that the Guarantors and the Canadian Subs will have adequate resources to conduct their operations in compliance with applicable environmental and health and safety requirements. Nevertheless, the Guarantors and the Canadian Subs may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, the Guarantors and the Canadian Subs have incurred and may continue to incur liability for investigation and cleanup of waste or contamination at their own facilities or at facilities operated by third parties where they have disposed of waste. The Guarantors and the Canadian Subs continually review all estimates of potential environmental liabilities but can give no assurances that all potential liabilities arising out of their past or present operations have been identified or fully assessed or that the amount necessary to investigate and remediate such conditions will not be significant to them. It is the policy of the Guarantors and the Canadian Subs to make safety, environmental and replacement capital expenditures a priority in order to ensure adequate safety and compliance at all times. In the event that the Guarantors and the Canadian Subs should not have available to them, at any time, liquidity sources sufficient to fund any of these expenditures, prudent business practice might require that they cease operations at the affected facility to avoid exposing their employees and contract workers, the surrounding community and the environment to potential harm.

     The Guarantors believe that the Guarantors and the Canadian Subs would be able to recover certain losses that may arise out of claims related to environmental conditions at each of their facilities that existed prior to their acquisition through contractual indemnities and/or statutory law and common law principles, although there can be no assurance that the Guarantors or the Canadian Subs would prevail against any prior owner of any of their facilities with respect to any such claim.

     Claims for environmental liabilities arising prior to the Debtors' Chapter 11 filings will be addressed in the Chapter 11 cases. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. The Guarantors will be required to comply with environmental requirements in the conduct of their business as a debtor-in-possession, including the potential obligation to conduct remedial actions at facilities they own or operate, regardless of when the contamination at those facilities occurred.

     We are presently investigating allegations by the Florida Department of Environmental Protection that past or present waste handling practices at the Fiber's facility in Santa Rosa, Florida have adversely affected the water quality of streams on the property. At this stage, we are not able to determine the validity of those allegations or the nature of remedial actions, if any, that may ultimately be required.

  Legal Proceedings

     As previously discussed, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors, including the Guarantors, outside of the Bankruptcy Court. The automatic stay will not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. Claimants against the Debtors may assert their claims in the Chapter 11 cases by filing a timely proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization.

  Other Claims

     The Guarantors and the Canadian Subs are subject to various other claims and legal actions that arise in the ordinary course of their business. The Guarantors believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position, results of operations or cash flows of the Guarantors and the Canadian Subs, although the Guarantors cannot give any assurances to that effect. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Debtors will be required to be dealt with in the Chapter 11 cases.

6. CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED DECEMBER 31, 2001
                                              ---------------------------------------------------------
                                                                ENTITIES NOT
                                               ENTITIES IN           IN
                                              REORGANIZATION   REORGANIZATION                  COMBINED
                                               PROCEEDINGS      PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   --------------   ------------   --------
Revenues....................................     $19,184          $34,300         $(1,032)     $52,452
Cost of goods sold..........................      16,099           26,521          (1,032)      41,588
                                                 -------          -------         -------      -------
Gross profit................................       3,085            7,779              --       10,864
Selling, general and administrative
  expenses..................................       1,292            1,031              --        2,323
Reorganization items........................       1,264               --              --        1,264
Interest and debt related expenses, net.....       6,361              231              --        6,592
                                                 -------          -------         -------      -------
Income (loss) before income taxes...........      (5,832)           6,517              --          685
Equity in earnings of joint venture, net of
  tax.......................................      (1,745)              --              --       (1,745)
Income tax expense..........................          --            2,124              --        2,124
                                                 -------          -------         -------      -------
Net income (loss)...........................     $(4,087)         $ 4,393         $    --      $   306
                                                 =======          =======         =======      =======

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       CONDENSED COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  DECEMBER 31, 2001
                                             -----------------------------------------------------------
                                              ENTITIES IN     ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION                    COMBINED
                                              PROCEEDINGS       PROCEEDINGS     ELIMINATIONS     TOTALS
                                             --------------   ---------------   ------------    --------
                                                 ASSETS
Cash and cash equivalents..................    $     578         $  1,281         $     --      $  1,859
Accounts receivable, net...................       15,921           21,533           (3,395)       34,059
Inventories................................       10,395            6,945               --        17,340
Prepaid expenses...........................          294              562               --           856
Property, plant and equipment, net.........       52,612           61,288               --       113,900
Other assets...............................      199,887           24,373          (19,409)      204,851
                                               ---------         --------         --------      --------
          Total Assets.....................    $ 279,687         $115,982         $(22,804)     $372,865
                                               =========         ========         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities........................    $   7,071         $ 17,664         $ (3,395)     $ 21,340
Liabilities subject to compromise..........      233,228               --               --       233,228
Liabilities not subject to compromise......      143,296               --               --       143,296
Long-term debt.............................       19,409           15,422          (19,409)       15,422
Non-current liabilities....................        8,010           13,492               --        21,502
Stockholders' equity (deficiency in
  assets)..................................     (131,327)          69,404               --       (61,923)
                                               ---------         --------         --------      --------
          Total Liabilities and
            Stockholders' Equity
            (Deficiency in Assets).........    $ 279,687         $115,982         $(22,804)     $372,865
                                               =========         ========         ========      ========

                                                                 SEPTEMBER 30, 2001
                                             -----------------------------------------------------------
                                              ENTITIES IN     ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION                    COMBINED
                                              PROCEEDINGS       PROCEEDINGS     ELIMINATIONS     TOTALS
                                             --------------   ---------------   ------------    --------
                                                 ASSETS
Cash and cash equivalents..................    $   1,382         $     14         $     --      $  1,396
Accounts receivable, net...................       17,092           22,359           (3,079)       36,372
Inventories................................       10,575            7,434               --        18,009
Prepaid expenses...........................           --              604               --           604
Property, plant and equipment, net.........       53,967           62,761               --       116,728
Other assets...............................      199,717           22,211          (19,409)      202,519
                                               ---------         --------         --------      --------
          Total Assets.....................    $ 282,733         $115,383         $(22,488)     $375,628
                                               =========         ========         ========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY IN ASSETS)
Current liabilities........................    $   9,422         $ 17,642         $ (3,079)     $ 23,985
Liabilities subject to compromise..........      233,572               --               --       233,572
Liabilities not subject to compromise......      139,572               --               --       139,572
Long-term debt.............................       19,409           18,797          (19,409)       18,797
Non-current liabilities....................        8,144           13,353               --        21,497
Stockholders' equity (deficiency in
  assets)..................................     (127,386)          65,591               --       (61,795)
                                               ---------         --------         --------      --------
          Total Liabilities and
            Stockholders' Equity
            (Deficiency in Assets).........    $ 282,733         $115,383         $(22,488)     $375,628
                                               =========         ========         ========      ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED DECEMBER 31, 2001
                                                          -------------------------------------------
                                                           ENTITIES IN     ENTITIES NOT IN
                                                          REORGANIZATION   REORGANIZATION    COMBINED
                                                           PROCEEDINGS       PROCEEDINGS      TOTALS
                                                          --------------   ---------------   --------
Net cash provided by (used in) operating activities.....      $(613)           $5,351         $4,738
Cash flows from investing activities:
  Capital expenditures..................................       (191)           (1,007)        (1,198)
Cash flows from financing activities:
  Payments on Canadian Credit Agreement.................         --            (3,084)        (3,084)
Effect of exchange rate changes on cash.................         --                 7              7
                                                              -----            ------         ------
Net increase (decrease) in cash and cash equivalents....       (804)            1,267            463
Cash and cash equivalents at:
  Beginning of year.....................................      1,382                14          1,396
                                                              -----            ------         ------
  End of period.........................................      $ 578            $1,281         $1,859
                                                              =====            ======         ======

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES

     The Guarantors are included in the consolidated federal United States tax return filed by Holdings. The Guarantors' provision for United States income taxes has been allocated as if the Guarantors filed their annual federal United States tax returns on a separate return basis. The provision for income taxes during the first quarter of fiscal 2002 amounted to $2.1 million compared to $1.6 million during the first quarter of fiscal 2001.

8. NEW ACCOUNTING STANDARDS

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

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Guarantors do not believe that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant impact on their financial statements.

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

     We have reviewed the accompanying combined balance sheet of the Guarantors (Debtors-in-Possession) (as defined in Note 1) as of December 31, 2001, and the related combined statements of operations and cash flows for the three-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Guarantors' management.

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

     As discussed in Note 1, on July 16, 2001, the Debtors (as defined in Note
1) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Guarantors; or (d) as to operations, the effect of any changes that may be made in the Guarantors' business.

     The accompanying financial statements have been prepared assuming that the Guarantors will continue as a going concern. As discussed in Note 1 to the condensed financial statements and Note 1 to the annual financial statements for the year ended September 30, 2001, the Debtors' recurring losses from operations raise substantial doubt about the Debtors' and, therefore, about the Guarantors' ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the respective financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Guarantors as of September 30, 2001, and the related combined statements of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 20, 2001, we expressed an unqualified opinion on those combined financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Guarantors' ability to continue as a going concern. In our opinion, the information set forth in the accompanying combined balance sheet as of September 30, 2001 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 13, 2002

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

     On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings. The Debtors are permitted to continue to operate their businesses and manage their properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain types of capital expenditures, certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There can be no assurance that the Bankruptcy Court will grant any requests for such approvals.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused their export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors have incurred significant operating losses. The reorganization contemplated by the Chapter 11 filings is designed to permit the Debtors to preserve cash and to give the Debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors may assume favorable pre-petition contracts and leases, reject unfavorable pre-petition contracts and leases and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective of the Debtors. Unless otherwise ordered by the Bankruptcy Court, the Debtors have the exclusive right to propose a plan of reorganization until March 13, 2002, and the exclusive right to seek acceptances of any timely filed plan proposed by them until May 12, 2002. The Debtors may intend to seek a further extension of these deadlines. The Debtors aspire to propose a plan of reorganization on or before March 13, 2002, unless a further extension is sought and is granted by the Bankruptcy Court. A plan of reorganization, when filed, will set forth the means for treating claims, including liabilities subject to compromise and interests in the Debtors. Such means may take a number of different forms. A plan of reorganization is likely to result in a significant dilution or elimination of some or all of the Debtors' classes of existing public debt and equity interests. The Debtors are in the process of formulating a plan of reorganization and have engaged in preliminary discussions with some of their creditor groups. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy cases in general, or the effect on the business of the Debtors, the claims of creditors of the Debtors or the interest of stockholders of Holdings. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, could be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by Tyco Capital (formerly The CIT Group/Business Credit, Inc.) to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base

Facility"), consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." Commitments under the current assets revolver were increased to $125 million upon entry of the priming order discussed below. The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' pre-petition revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes, but no stay of the final order was sought or imposed, and the order remains fully effective. By order dated February 7, 2002, the U.S. District Court denied the appeal. The indenture trustee may seek further review by the 5th Circuit Court of Appeals. While no assurances can be given, we do not believe the final order will be overturned by the 5th Circuit. Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, and has been granted super-priority administrative expense claim status for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid.

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the currents assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered orders dated December 19, 2001 and January 10, 2002, reinstating the priming order, subject to a compensatory adjustment in favor of the 12 3/8% Notes of the accrual during the bankruptcy proceedings of four percentage points of additional interest on up to $40 million. The priming order was further appealed by the indenture trustee to the U.S. District Court. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. By order dated February 8, 2002, the U.S. District Court denied the appeal of the December 17, 2001 order. The U.S. District Court has yet to rule on the January 10, 2002 order. The indenture trustee may seek further review by the 5th Circuit Court of Appeals. While no assurances can be given, we do not believe the priming order will be overturned by the 5th Circuit. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is stayed or is not ultimately upheld on appeal, the Debtors will need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. However, we can give no assurances that the priming order will not be stayed or will be upheld on appeal or, if stayed or not upheld on appeal, that additional sources of financing will be available or adequate, or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations. See "Liquidity and Capital Resources."

     At December 31, 2001, the total credit available under the DIP Financing was limited to $124.0 million due to borrowing base restrictions under the current assets revolver. At December 31, 2001, $51.4 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver leaving, at December 31, 2001, unused borrowing capacity under the DIP Financing of approximately $68.2 million. However, during the second quarter of fiscal 2002, we are conducting a six-week maintenance turnaround, including catalyst change, on our styrene production unit at our Texas City facility, with total cash expenditures for the turnaround expected to be approximately $20 million, all of which will be funded by borrowings under our DIP Financing. In addition, due to a reduction in levels of our inventories and accounts receivable because of the styrene maintenance turnaround, we anticipate that the borrowing base under the DIP Financing will be reduced by approximately $10-20 million during the second quarter of fiscal 2002.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), entered into a financing agreement with Tyco Capital Business Credit (Canada) Inc. ("Tyco Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. The initial term of the Canadian Financing Agreement extends to July 2004. The Canadian Financing Agreement may be terminated by either Sterling Pulp or Tyco Canada thereafter only by giving 60 day's written notice of termination prior to each subsequent anniversary date. At December 31, 2001, $15.4 million was drawn under the Canadian Financing Agreement.

     On July 18, 2001, the Bankruptcy Court issued an order permitting the Debtors to pay pre-petition salaries, wages and benefits to all of their employees. The Bankruptcy Court also authorized the payment of certain other pre-petition claims, in limited circumstances, as necessary to avoid undue disruption to the Debtors' operations. Generally, actions to enforce or otherwise effect repayment of pre-petition liabilities of, as well as all pending litigation against, the Debtors are stayed while the Debtors continue to operate their business as debtors-in-possession. The ultimate amount and settlement terms for such liabilities will be subject to a plan of reorganization and, accordingly, are not presently determinable. As required by the Bankruptcy Court, the Debtors' trade creditors, including vendors, will be paid their post-petition claims in the normal course of business. As our foreign subsidiaries are not included in the Chapter 11 filings, all of their creditors, including vendors, will be paid their claims in the ordinary course of business, irrespective of whether the claims arose prior to or after the Chapter 11 filings.

     As a result of the bankruptcy filings and related events, there can be no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things:

     - the Debtors' ability to comply with the terms of the DIP Financing and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases,

     - the ability of the Debtors to access the incremental $40 million in DIP Financing that is dependent on an effective priming order,

     - the ability of the Debtors to maintain adequate cash on hand,

     - the ability of the Debtors to generate sufficient cash from operations,

     - the ability of the Debtors' subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing,

     - confirmation of a plan or plans of reorganization under the Bankruptcy Code and

     - the Debtors' ability to achieve profitability following such confirmation.

As the Debtors can give no assurances that they will achieve any of the forgoing, there is substantial doubt about the Debtors', and therefore the Company's, ability to continue as a going concern.

     On December 19, 2001, we announced that Frank P. Diassi had elected to terminate his employment, effective immediately. Mr. Diassi joined us in 1996 as executive Chairman of the Board and continued in that position until his termination. Mr. Diassi was elected Co-Chief Executive Officer along with David
G. Elkins, our President, in September 2001. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under our employee retention and severance plans. Our Compensation Committee is evaluating the merits of Mr. Diassi's claim. On January 25, 2002, Mr. Diassi resigned from our Board of Directors.

     Succeeding Mr. Diassi as Co-Chief Executive Officer is Richard K. Crump. Since joining us in 1986, Mr. Crump has served in a variety of management positions, most recently as Executive Vice President-Operations. Mr. Crump has also been elected to our Board of Directors.

     In a separate action, Robert W. Roten was elected non-executive Chairman of the Board of Directors, having served as a director since 1996 and as Vice Chairman of our Board of Directors since 1998. Mr. Roten was employed by us since our inception, eventually attaining the positions of President and Chief Executive Officer before he retired in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  DIP Financing and Canadian Financing Agreement

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into the DIP Financing. The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved the $155 million Base Facility consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." Commitments under the current assets revolver were increased to $125 million upon entry of the priming order discussed above. The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' pre-petition revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes, but no stay of the final order was sought or imposed, and the order remains fully effective. By order dated February 7, 2002, the U.S. District Court denied the appeal. The indenture trustee may seek further review by the 5th Circuit Court of Appeals. While no assurances can be given, we do not believe the final order will be overturned on appeal.

     The Debtors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements and compliance with an EBITDA covenant. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy.

     Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, but some of the liens have been granted super-priority administrative expense claim status for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid. At December 31, 2001, the total credit available under the DIP Financing was limited to $124.0 million due to borrowing base restrictions under the current assets revolver. At December 31, 2001, $51.4 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4.4 million of letters of credit were outstanding under the current assets revolver leaving, at December 31, 2001, unused borrowing capacity under the DIP Financing of approximately $68.2 million.

     Under the DIP Financing, the Debtors (excluding Holdings) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Base Facility consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - first priority liens on all of the capital stock of Chemicals and the other co-borrowers, all of our United States production facilities and related assets and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States (the "Foreign Subs"); and

      - second priority liens on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and the remaining 65% of the capital stock of the Foreign Subs; and

     - an $85 million current assets revolving credit facility secured by:

      - a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers;

      - a second priority lien on 35% of the capital stock of the Foreign Subs; and

      - third priority liens on the remaining 65% of the stock of the Foreign Subs, all of the capital stock of Chemicals and the other co-borrowers and all of our United States production facilities and related assets.

Available credit under the fixed assets revolving credit facility is not subject to a borrowing base. At September 30, 2001, available credit under the current assets revolving credit facility was subject to a monthly borrowing base consisting of 85% of eligible accounts receivable and 65% of eligible inventory, with an inventory cap of $42.5 million. In addition, the borrowing base for the current assets revolver was required to exceed outstanding borrowings thereunder by $12 million at all times, with a maximum of $85 million available under the current asset revolving credit facility.

     As a result of the priming order, (i) maximum availability under the current assets revolving credit facility is now $125 million, (ii) the monthly borrowing base now consists of 85% of eligible accounts receivable, the lesser of $10 million or 33% of specified estimated future royalty payments related to the Debtors' chlorine dioxide generator technology and 65% of eligible inventory, with an inventory cap of $62.5 million, and (iii) the borrowing base for the current assets revolver is now required to exceed outstanding borrowings by only $6 million at all times.

     If the priming order remains effective and the total commitments under the current assets revolver remain at $125 million, the incremental $40 million is secured by first priority liens on all of our United States production facilities and related assets and all of the capital stock of the co-borrowers (excluding Chemicals), as well as all of the same collateral securing the initial $85 million current assets revolver. Consequently, after giving effect to the priming order, the DIP Financing consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - a first priority lien on all of the capital stock of Chemicals;

      - second priority liens on all of our United States production facilities and related assets, all of the capital stock of the co-borrowers (excluding Chemicals), all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 35% of the capital stock of the Foreign Subs; and

      - a third priority lien on the remaining 65% of the stock of the Foreign Subs; and

     - a $125 million current assets revolving credit facility:

      - $40 million of which is secured by first priority liens on all of our United States production facilities and related assets, all of the capital stock of the co-borrowers (excluding Chemicals) and 35% of the capital stock of the Foreign Subs and a second priority lien on the remaining 65% of the stock of the Foreign Subs; and

      - all of which is secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers, third priority liens on all of the capital stock of Chemicals and 35% of the capital stock of the Foreign Subs and fourth priority liens on the remaining 65% of the stock of the Foreign Subs, all of the capital stock of the co-borrowers (excluding Chemicals) and all of our United States production facilities and related assets.

  Key Employees

     We believe that our success will depend to a significant extent upon the efforts and abilities of our executive officers and senior management. In addition, we will continue to depend upon the retention of our key sales and purchasing personnel to maintain customer and supplier relationships. However, due to uncertainty about our financial condition, it may be difficult to retain our key employees or attract qualified replacements. On October 31, 2001, an order was entered by the Bankruptcy Court approving the continuation of our existing, and implementation of additional, retention and severance plans to ameliorate the effects of the Chapter 11 filings on our key employees. Benefits totaling approximately $4.7 million are estimated to be paid during and at the conclusion of the reorganization process.

  Standby Equity Commitments

     In December 1998, we entered into separate Standby Purchase Agreements with each of Gordon A. Cain, William A. McMinn, James Crane, Frank P. Diassi, Frank
J. Hevrdejs and Koch Capital Services, Inc. Under each of the Standby Purchase Agreements, we would have been able to require the purchasers to purchase shares if we had been able to satisfy certain conditions precedent relating to our financial condition, and then only if we believed that the equity infusion was necessary to maintain, reestablish or enhance Chemicals' borrowing rights under its revolving credit facilities or to satisfy any requirement thereunder to raise additional equity. We were not able to meet the conditions to our ability to draw on the Standby Purchase Agreement and, on December 15, 2001, they expired in accordance with their terms.

  Saskatoon Facility

     In July 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions (the "Saskatoon Credit Agreement"). The indebtedness under the Saskatoon Credit Agreement is secured by substantially all of the assets of Sterling Sask, including the Saskatoon facility. The Saskatoon Credit Agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility. In addition, the Saskatoon Credit Agreement contains provisions which prohibit the payment of advances, loans and dividends from Sterling Sask to Chemicals or Holdings.

     The Saskatoon Credit Agreement originally included a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of December 31, 2001. We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet Sterling Sask's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

     The Saskatoon Credit Agreement contains provisions which restrict the payment of advances, loans and dividends from Sterling Sask to us or Chemicals. The most restrictive of these covenants limited such payments during fiscal 2001 to approximately $1 million, plus any amounts due to us from Sterling Sask under our intercompany tax sharing agreement. In addition, because of its designation as an "Unrestricted Subsidiary" under the DIP Financing and the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes, Sterling Sask's results are not considered in determining compliance with the covenants contained therein.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement executed a forbearance agreement under which they agreed to not exercise their remedies under that agreement prior to December 31, 2001 in exchange for the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from Sterling Sask to us or Chemicals and the inclusion of a prohibition on draws under the revolving credit portion of the facility during the remainder of calendar year 2001. On January 2, 2002 Sterling Sask entered into a waiver and amending agreement (the "Waiver Agreement"), effective December 18, 2001, with its lenders. The Waiver Agreement waived the existing defaults, rescinded the acceleration of the amounts outstanding under the Saskatoon Credit Agreement and reinstated the commitments thereunder. The Waiver Agreement provides for a reduction of the revolving credit facility commitment to Cdn $4.0 million and changes the expiration date on the Tranche A term loan from June 30, 2003 to December 31, 2002 and on the Tranche B term loan from June 30, 2005 to June 30, 2003. During the first quarter of fiscal 2002, a payment of approximately $7.2 million was made pursuant to this obligation. Accordingly, $4.1 million of the remaining debt will mature during the remainder of fiscal 2002 and $20.8 million will mature during fiscal 2003.The Waiver Agreement also set a minimum discount rate and Eurodollar rate margin of 2.50% over the Base Rate or LIBOR, respectively, for the remaining term of the facility. Sterling Sask has not drawn on the revolving credit facility since its inception in 1997 and as of December 31, 2001, had approximately $8.7 million in cash and cash equivalents on hand.

  Working Capital

     Working capital at December 31, 2001 was approximately $102 million, an increase of approximately $30 million from our working capital on September 30, 2001. Working capital at December 31, 2001 excludes pre-petition liabilities subject to compromise. The primary cause of the change in working capital was a reduction in the current portion of long-term debt of $25.6 million, primarily due to the reclassification of debt under the Saskatoon Credit Agreement to long-term due to the rescission of the acceleration of that debt provided in the Waiver Agreement.

  Cash Flow

     Net cash used in our operations was $0.4 million for the first quarter of fiscal 2002, compared to net cash used in our operations of approximately $7.8 million during the first three months of fiscal 2001. This reduction in net cash used resulted primarily from a reduction in net losses between the first three months of fiscal 2002 and the first three months of fiscal 2001. Net cash flow used in our investing activities was $2.6 million for the first three months of fiscal 2002 compared to $3.2 million during the first three months of fiscal 2001. Net cash used in our financing activities was $1.3 million for the first three months of fiscal 2002 compared to cash provided by financing activities of $12.2 million during the first three months of fiscal 2001. This change was primarily due to repayments on the DIP Financing during fiscal 2002.

  Capital Expenditures

     Our capital expenditures were $2.6 million during the first quarter of fiscal 2002, compared to $3.2 million during the first quarter of fiscal 2001. The majority of capital expenditures in the first three months of fiscal 2002 were primarily in our pulp operations. During the remainder of fiscal 2002, capital expenditures are anticipated to be approximately $25-30 million for routine safety, environmental and equipment replacement matters. We expect to fund our remaining fiscal 2002 capital expenditures from operating cash flow, plus borrowings under the DIP Financing and the Canadian Financing Agreement, if needed.

RESULTS OF OPERATIONS

     Our revenues were approximately $125 million in the first quarter of fiscal 2002, compared to approximately $256 million in revenues during the first quarter of fiscal 2001. This decrease in revenues resulted primarily from lower styrene sales prices and volumes and lower acrylonitrile sales volumes. We recorded a net loss attributable to common stockholders of approximately $14.9 million, or $1.16 per share, for the first quarter of fiscal 2002, compared to the net loss attributable to common stockholders of approximately $31.2 million, or $2.45 per share, we recorded for the first quarter of fiscal 2001. Chemicals' recorded a net loss of approximately $14.7 million for the first quarter of fiscal 2002, compared to a net loss of approximately $23.8 million in the first quarter of fiscal 2001. These decreases in our net losses were primarily due to lower interest costs, as we did not accrue interest on our unsecured debt during the first quarter of fiscal 2002, partially offset by reorganization items recorded during the first quarter of fiscal 2002.

  Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $63 million in the first quarter of fiscal 2002, compared to $184 million for the first quarter of fiscal 2001. This decrease in revenues resulted primarily from decreases in styrene sales prices and volumes and lower acrylonitrile sales volumes in the first quarter of fiscal 2002 compared to the prior period due to the continued shutdown of our acrylonitrile facility since February 2001. Our petrochemicals operations recorded an operating loss of approximately $12 million for the first quarter of fiscal 2002, whereas these operations recorded an operating loss of approximately $10 million for the first quarter of fiscal 2001, as reduced revenues from these operations were substantially offset by a reduction in cost of sales.

     Revenues from our styrene operations were approximately $38 million in the first quarter of fiscal 2002, a decrease of approximately 61% from the approximately $97 million in revenues from those operations in the first quarter of fiscal 2001. Direct sales prices for styrene in the first quarter of fiscal 2002 decreased approximately 31% from those realized during the first quarter of fiscal 2001. In addition, our total sales volumes for styrene in the first quarter of fiscal 2002 decreased approximately 37% from those realized during the first quarter of fiscal 2001. These decreases in sales prices and sales volumes resulted primarily from a continued slowdown in demand attributable, to a large extent, to a slowdown in general worldwide economic activity. Spot prices for styrene decreased in the first quarter of fiscal 2002 to approximately $0.17-$0.19 per pound, from approximately $0.25-$0.28 per pound during the first quarter of fiscal 2001. During the first quarter of fiscal 2002, prices for benzene and ethylene, the two primary raw materials for styrene, decreased approximately 37% and 36%, respectively, from the prices we paid for these products in the first quarter of fiscal 2001. Margins on our styrene sales in the first quarter of fiscal 2002 increased slightly from those realized during the first quarter of fiscal 2001, primarily as a result of the decrease in raw material and natural gas costs.

     Total sales volumes of our acrylonitrile and derivatives operations decreased approximately 95% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. This was primarily due to the continued shutdown of our acrylonitrile facility which commenced in February 2001. Revenue decreased 97% in the first quarter of fiscal 2002 compared to the first quarter of 2001 as a result of the continued shutdown.

     Revenues from our acrylic fibers operations were approximately $5 million in the first quarter of fiscal 2002, a decrease of approximately 66% from the $15 million in revenues we received from these operations in the first quarter of fiscal 2001. Sales volumes of our acrylic fibers in the first quarter of fiscal 2002 decreased approximately 81% from those experienced during the first quarter of fiscal 2001. These decreases in revenues and sales volumes resulted primarily from our withdrawal from the traditional commodity textile business in the third quarter of fiscal 2001 and corresponding significant reduction in our operations at our acrylic fibers plant. Sales prices for our acrylic fibers in the first quarter of fiscal 2002 increased approximately 8% from those realized during the first quarter of fiscal 2001.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $57 million in the first quarter of fiscal 2002, consistent with revenues from these operations in the first quarter of fiscal 2001. Sales prices of our sodium chlorate increased approximately 7% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, while sodium chlorate sales volumes decreased approximately 2% during this period. There was also a reduction in chlorine dioxide generator royalties, down 16% compared to the first quarter of 2001. Our pulp chemicals operations recorded operating earnings of approximately $12 million in the first quarter of fiscal 2001, compared to operating earnings of approximately $11 million during the first quarter of fiscal 2001.

  Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses in the first quarter of fiscal 2002 were approximately $6 million compared to approximately $7 million for the same period of fiscal 2001. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

  Reorganization Items

     Reorganization items incurred during the first quarter of fiscal 2002 were approximately $3.6 million, which was primarily for professional fees incurred in connection with the Debtors' Chapter 11 filings.

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

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant impact on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through the first three months of fiscal 2002, there were no significant changes in our market risk disclosures as set forth in the Annual Report.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information under "Legal Proceedings" in Note 5 of the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  The following exhibits are filed as part of this Form 10-Q:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           3.1           -- Restated Bylaws of Sterling Chemicals Holdings, Inc.
           4.1           -- Letter Agreement dated January 30, 2002 between Sterling
                            Pulp Chemicals, Ltd. and Tyco Capital Business Credit
                            (Canada) Inc. amending the Finance Agreement in certain
                            respects.
          10.1           -- First Amendment to the Sixth Amended and Restated Savings
                            and Investment Plan.
          11.1           -- Earning Per Share Computation.
          15.1           -- Letter of Deloitte & Touche LLP regarding unaudited
                            interim financial information.

     (b) Reports on Form 8-K.

          1. On November 5, 2001, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          2. On December 10, 2001, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          3. On January 7, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          4. On February 4, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

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

                                            STERLING CHEMICALS HOLDINGS, INC.
                                            STERLING CHEMICALS, INC.
                                            (Registrants)

                                                   /s/ DAVID G. ELKINS
                                            ------------------------------------
                                                      David G. Elkins
                                              President and Co-Chief Executive
                                                          Officer
Date: February 13, 2002

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

Date: February 13, 2002

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           3.1           -- Restated Bylaws of Sterling Chemicals Holdings, Inc.
           4.1           -- Letter Agreement dated January 30, 2002 between Sterling
                            Pulp Chemicals, Ltd. and Tyco Capital Business Credit
                            (Canada) Inc. amending the Finance Agreement in certain
                            respects.
          10.1           -- First Amendment to the Sixth Amended and Restated Savings
                            and Investment Plan.
          11.1           -- Earning Per Share Computation.
          15.1           -- Letter of Deloitte & Touche LLP regarding unaudited
                            interim financial information.