Form 10-Q
period 2002-03-31
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2002-05-13
CIK 795662, 1014669

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



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-10059

                       STERLING CHEMICALS HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      76-0185186
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)




        1200 SMITH STREET, SUITE 1900                          (713) 650-3700
          HOUSTON, TEXAS 77002-4312            (Registrant's telephone number, including area
   (Address of principal executive offices)                        code)

                      COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      76-0502785
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)




        1200 SMITH STREET, SUITE 1900                          (713) 650-3700
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

     As of April 30, 2002, Sterling Chemicals Holdings, Inc. had 12,776,678 shares of common stock outstanding. As of April 30, 2002, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

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

SUBSEQUENT EVENTS

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of May 13, 2002, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 13, 2002 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)............................
         a) Sterling Chemicals Holdings, Inc.........................
         b) Sterling Chemicals, Inc..................................
         c) Report of Independent Accountants (Sterling Chemicals
         Holdings, Inc.).............................................
         d) Report of Independent Accountants (Sterling Chemicals,
         Inc.).......................................................
         e) Sterling Chemicals Guarantors............................
         f) Report of Independent Accountants (Sterling Chemicals
         Guarantors).................................................
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................
Item 4.  Submission of Matters to a Vote of Security Holders.........
Item 6.  Exhibits and Reports of Form 8-K............................

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           MARCH 31,               MARCH 31,
                                                     ---------------------   ---------------------
                                                       2002        2001        2002        2001
                                                     ---------   ---------   ---------   ---------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................................  $122,569    $199,057    $246,532    $452,911
Cost of goods sold.................................   113,073     209,793     226,939     454,633
                                                     --------    --------    --------    --------
Gross profit (loss)................................     9,496     (10,736)     19,593      (1,722)
Selling, general and administrative expenses.......     5,745       6,611      11,843      13,827
Reorganization items...............................     4,681          --       8,314          --
Interest and debt related expenses, net of interest
  income(1)........................................    12,031      33,759      24,205      63,646
                                                     --------    --------    --------    --------
Loss before income taxes...........................   (12,961)    (51,106)    (24,769)    (79,195)
Provision for income taxes.........................     2,454       1,609       5,518       3,962
                                                     --------    --------    --------    --------
Net loss...........................................   (15,415)    (52,715)    (30,287)    (83,157)
Preferred stock dividends..........................        --         820          --       1,622
                                                     --------    --------    --------    --------
Net loss attributable to common stockholders.......   (15,415)   $(53,535)   $(30,287)   $(84,779)
                                                     ========    ========    ========    ========
Net loss per common share..........................  $  (1.21)   $  (4.19)   $  (2.37)   $  (6.63)
                                                     ========    ========    ========    ========
Weighted average shares outstanding................    12,777      12,782      12,777      12,779
                                                     ========    ========    ========    ========

---------------

(1) Contractual interest for the three and six-month periods ended March 31, 2002 totaled $30,799 and $61,741, respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                               (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  14,290     $  15,830
  Accounts receivable, net..................................     91,144       100,690
  Inventories...............................................     49,245        48,318
  Prepaid expenses..........................................      3,644         3,358
                                                              ---------     ---------
     Total current assets...................................    158,323       168,196
Property, plant and equipment, net..........................    273,829       284,944
Other assets................................................     54,210        57,003
                                                              ---------     ---------
     Total assets...........................................  $ 486,362     $ 510,143
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  39,495     $  27,436
  Accrued liabilities.......................................     41,445        35,725
  Current portion of long-term debt.........................      8,465        33,260
                                                              ---------     ---------
     Total current liabilities..............................     89,405        96,421
Pre-petition liabilities -- subject to compromise...........    720,017       744,857
Pre-petition liabilities -- not subject to compromise.......    339,646       325,655
Long-term debt..............................................     83,855        61,084
Deferred income tax liability...............................     14,590        14,504
Deferred credits and other liabilities......................     18,097        15,786
Common stock held by ESOP...................................        289           289
Redeemable preferred stock..................................     27,272        27,272
Commitments and contingencies (Note 5)......................
Stockholders' deficit:
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 12,422,000 shares issued and 12,199,000
     outstanding at March 31, 2002 and at September 30,
     2001...................................................        123           123
  Additional paid-in capital................................   (546,056)     (546,056)
  Accumulated deficit.......................................   (219,486)     (189,199)
  Accumulated other comprehensive income....................    (38,852)      (38,053)
  Deferred compensation.....................................         (1)           (3)
                                                              ---------     ---------
                                                               (804,272)     (773,188)
  Treasury stock, at cost, 223,000 shares at March 31, 2002
     and at September 30, 2001..............................     (2,537)       (2,537)
                                                              ---------     ---------
       Total stockholders' deficit..........................   (806,809)     (775,725)
                                                              ---------     ---------
          Total liabilities and stockholders' deficit.......  $ 486,362     $ 510,143
                                                              =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................   $(30,287)    $(83,157)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     20,208       26,796
     Interest amortization..................................      3,126        4,052
     Deferred tax expense...................................         86        1,070
     Discount notes amortization............................         --       11,929
     Other..................................................       (685)         640
  Change in assets/liabilities:
     Accounts receivable....................................      9,546       40,668
     Inventories............................................       (927)       9,115
     Prepaid expenses.......................................       (286)          16
     Other assets...........................................       (333)       2,178
     Accounts payable.......................................     12,059      (29,863)
     Accrued liabilities....................................      5,720      (13,855)
     Other liabilities......................................     (8,538)      (4,613)
                                                               --------     --------
Net cash provided by (used in) operating activities.........      9,689      (35,024)
                                                               --------     --------
Cash flows from investing activities:
  Capital expenditures......................................     (9,096)      (8,572)
                                                               --------     --------
Cash flows from financing activities:
  Payment on Saskatoon term loans...........................     (7,791)      (1,598)
  Net changes in Prior Credit Agreement.....................         --       46,780
  Net borrowings under DIP Facility.........................     14,002           --
  Net change in Canadian Financing Agreement................     (8,011)          --
  Other.....................................................       (224)         374
                                                               --------     --------
Net cash provided by (used in) financing activities.........     (2,024)      45,556
                                                               --------     --------
Effect of exchange rate on cash.............................       (109)        (367)
                                                               --------     --------
Net increase (decrease) in cash and cash equivalents........     (1,540)       1,593
Cash and cash equivalents -- beginning of year..............     15,830        7,667
                                                               --------     --------
Cash and cash equivalents -- end of period..................   $ 14,290     $  9,260
                                                               ========     ========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............   $ (3,124)    $(46,680)
  Income taxes paid.........................................     (2,751)      (3,000)
  Cash paid for reorganization items........................     (6,437)          --

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             MARCH 31,             MARCH 31,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Revenues..............................................  $122,569   $199,057   $246,532   $452,911
Cost of goods sold....................................   113,073    209,793    226,939    454,633
                                                        --------   --------   --------   --------
Gross profit (loss)...................................     9,496    (10,736)    19,593     (1,722)
Selling, general and administrative expenses..........     5,693      6,267     11,729     13,047
Reorganization items..................................     4,681         --      8,314         --
Interest and debt related expenses, net of interest
  income..............................................    12,030     27,427     24,082     51,185
                                                        --------   --------   --------   --------
Loss before income taxes..............................   (12,908)   (44,430)   (24,532)   (65,954)
Provision for income taxes............................     2,454      1,609      5,518      3,962
                                                        --------   --------   --------   --------
Net loss..............................................  $(15,362)  $(46,039)  $(30,050)  $(69,916)
                                                        ========   ========   ========   ========

---------------

(1) Contractual interest for the three and six-month periods ended March 31, 2002 totaled $24,327 and $48,675, respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  14,119     $  14,459
  Accounts receivable, net..................................     93,308       103,933
  Inventories...............................................     49,245        48,318
  Prepaid expenses..........................................      3,610         3,349
                                                              ---------     ---------
     Total current assets...................................    160,282       170,059
Property, plant and equipment, net..........................    273,829       284,944
Other assets................................................     54,068        56,847
                                                              ---------     ---------
     Total assets...........................................  $ 488,179     $ 511,850
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  39,495     $  27,436
  Accrued liabilities.......................................     41,445        35,725
  Current portion of long-term debt.........................      8,465        33,260
                                                              ---------     ---------
  Total current liabilities.................................     89,405        96,421
Pre-petition liabilities -- subject to compromise...........    536,732       561,692
Pre-petition liabilities -- not subject to compromise.......    339,646       325,655
Long-term debt..............................................     83,855        61,084
Deferred income tax liability...............................     14,590        14,504
Deferred credits and other liabilities......................     18,097        15,787
Common stock held by ESOP...................................        289           289
Commitments and contingencies (Note 5)......................
Stockholders' deficit:
  Common stock, $.01 par value..............................         --            --
  Additional paid-in capital................................   (141,786)     (141,786)
  Accumulated deficit.......................................   (413,790)     (383,740)
  Accumulated other comprehensive income....................    (38,858)      (38,053)
  Deferred compensation.....................................         (1)           (3)
                                                              ---------     ---------
  Total stockholders' deficit...............................   (594,435)     (563,582)
                                                              ---------     ---------
  Total liabilities and stockholders' deficit...............  $ 488,179     $ 511,850
                                                              =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................   $(30,050)    $(69,916)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     20,208       26,524
  Interest amortization.....................................      3,126        4,052
  Deferred tax expense......................................         86        1,070
  Other.....................................................       (691)         329
Change in assets/liabilities:
  Accounts receivable.......................................     10,625       40,410
  Inventories...............................................       (927)       9,115
  Prepaid expenses..........................................       (261)          16
  Other assets..............................................       (347)       2,178
  Accounts payable..........................................     12,059      (29,863)
  Accrued liabilities.......................................      5,720      (13,855)
  Other liabilities.........................................     (8,659)      (4,613)
                                                               --------     --------
Net cash provided by (used in) operating activities.........     10,889      (34,553)
                                                               --------     --------
Cash flows from investing activities:
  Capital expenditures......................................     (9,096)      (8,572)
                                                               --------     --------
Cash flows from financing activities:
  Payment on Saskatoon term loans...........................     (7,791)      (1,598)
  Net changes in Prior Credit Agreement.....................         --       46,780
  Net borrowings under DIP Facility.........................     14,002           --
  Borrowings under Canadian Financing Agreement.............     (8,011)          --
  Other.....................................................       (224)         374
                                                               --------     --------
Net cash provided by (used in) financing activities.........     (2,024)      45,556
                                                               --------     --------
Effect of United States/Canadian exchange rate on cash......       (109)        (367)
                                                               --------     --------
Net increase (decrease) in cash and cash equivalents........       (340)       2,064
Cash and cash equivalents -- beginning of period............     14,459        5,740
                                                               --------     --------
Cash and cash equivalents -- end of year....................   $ 14,119     $  7,804
                                                               ========     ========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............   $ (3,129)    $(46,731)
  Income taxes (paid) received..............................     (2,751)      (3,000)
  Cash paid for reorganization items........................     (6,437)          --

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  INTERIM FINANCIAL INFORMATION

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly:

     - the consolidated financial position of Sterling Chemicals Holdings, Inc. (Debtor-in-Possession) ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. (Debtor-in-Possession) ("Chemicals") and its subsidiaries as of March 31, 2002, and

     - the respective consolidated results of operations and cash flows of Holdings and its subsidiaries and Chemicals and its subsidiaries for the applicable three and six-month periods ended March 31, 2002 and March 31, 2001, respectively.

     All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 2001 have been derived from the audited consolidated balance sheets as of September 30, 2001 included in the Annual Report. The accompanying consolidated financial statements as of and for the six-month period ended March 31, 2002 have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we," "our," "ours" and "us."

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

     The confirmation of a plan of reorganization is the primary objective of the Debtors. The Debtors anticipate filing a plan of reorganization (the "Plan") on May 14, 2002 with the Bankruptcy Court, along with an accompanying Disclosure Statement. The Disclosure Statement must be approved by the Bankruptcy Court before the Debtors are authorized to solicit acceptances of the Plan from voting creditors. The Plan may be modified prior to the time that the Disclosure Statement is approved. No assurances can be given that the Plan will be confirmed or that any plan that is confirmed will contain the terms in the current Plan. However, when confirmed, the Plan is expected to result in the elimination of Holdings' classes of equity interests and the significant dilution or elimination of some or all of the Debtors' classes of existing public debt.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general or the effect on the business of the Debtors or the claims of creditors of the Debtors or the stockholders of Holdings. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, are likely to be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Reorganization items reflected in the Statement of Operations for the three and six-month periods ended March 31, 2002 are composed primarily of professional fees directly related to the bankruptcy cases.

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/Business Credit, Inc. to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). The DIP Financing was designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." Commitments under the current assets revolver were increased to $125 million upon entry of the priming order discussed below. The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' pre-petition revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 was appealed to the U.S. District Court by the indenture trustee for Chemicals' 12 3/8% Senior Secured Notes, but no stay of the final order was sought or imposed, and the order remains fully effective. By order dated February 7, 2002, the U.S. District Court denied the appeal. The indenture trustee appealed this denial to the 5th Circuit Court of Appeals on March 1, 2002. While no assurances can be given, we do not believe the final order will be overturned by the 5th Circuit. Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, and has been granted super-priority administrative expense claim status for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid.

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the current assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered orders dated December 19, 2001 and January 10, 2002 reinstating the priming order, subject to a compensatory adjustment in favor of the 12 3/8% Notes of the accrual during the bankruptcy proceedings of four percentage points of additional interest on up to $40 million of borrowings secured by the priming liens. The priming order was further appealed by the indenture trustee to the U.S. District Court. By orders dated February 8, 2002, the U.S. District Court denied the appeal of the priming order and the appeal of the December 17, 2001 order. The U.S. District Court has yet to rule on the January 10, 2002 order. On March 1, 2002, the indenture trustee for the 12 3/8% Notes appealed to the 5th Circuit Court of Appeals both the denial of the appeal of the priming order and the denial of the appeal of the December 17, 2001 order. On March 14, 2002, the Official Committee of Unsecured Creditors filed a cross appeal of the December 17, 2001 order, which cross appeal is also pending before the 5th Circuit. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. While no assurances can be given, we do not believe the priming order will be overturned by the 5th Circuit. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is overturned on appeal, the Debtors would need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. We can give no assurances that the priming order will be upheld on appeal or, if not upheld on appeal, that additional sources of financing will be available or adequate, or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     At March 31, 2002, the total credit available under the DIP Financing was limited to $116.9 million due to borrowing base restrictions under the current assets revolver. At March 31, 2002, $56.2 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4 million of letters of credit were outstanding under the current assets revolver leaving, at March 31, 2002, unused borrowing capacity under the DIP Financing of approximately $56.7 million. However, during the second quarter of fiscal 2002, we conducted a two-month maintenance turnaround, including catalyst change, of our styrene production unit at our Texas City facility, with total cash expenditures for the turnaround expected to be approximately $20 million. These expenditures were funded by borrowings under the DIP Financing during the second and third quarters of fiscal 2002.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), entered into a financing agreement with CIT Business Credit Canada, Inc. ("CIT Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. The initial term of the Canadian Financing Agreement extends to July 2004. The Canadian Financing Agreement may be terminated by CIT Canada thereafter only by giving 60 days' written notice of termination prior to each subsequent anniversary date. Sterling Pulp may terminate the Canadian Financing Agreement at any time but is required to give 60 days' notice and pay an early termination fee. At March 31, 2002, $11.9 million was drawn under the Canadian Financing Agreement.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  RECENT DEVELOPMENTS

     The primary union agreement at our Texas City facility is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas, which covers all hourly employees at our Texas City facility. This agreement was renegotiated as of December 28, 1998 and expired on May 1, 2002. The union is currently working at our Texas City facility under terms of the expired union agreement. The Company and the union have agreed to a 72-hour notification period prior to a strike or lockout. The Company has developed contingency plans designed to avoid undue disruption of operations in the event of a strike or lockout.

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

     As a result of the bankruptcy filings and related events, there can be no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things:

     - the Debtors' ability to comply with the terms of the DIP Financing and related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases,

     - the ability of the Debtors to maintain access to the incremental $40 million in DIP Financing that is dependent on an effective priming order,

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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

As the Debtors can give no assurances that they will accomplish any of the foregoing, there is substantial doubt about the Debtors', and therefore Holdings' and Chemicals' ability to continue as a going concern.

     The Debtors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements under the current assets revolver and compliance with an EBITDA covenant. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy.

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

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  MARCH 31,             MARCH 31,
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Revenues:
  Petrochemicals...........................  $ 65,482   $140,793   $132,753   $338,056
  Pulp chemicals...........................    57,087     58,264    113,779    114,855
                                             --------   --------   --------   --------
  Total....................................  $122,569   $199,057   $246,532   $452,911
                                             ========   ========   ========   ========
Operating income (loss):
  Petrochemicals...........................  $(12,253)  $(28,582)  $(24,383)  $(38,139)
  Pulp chemicals...........................    11,323     11,235     23,819     22,590
                                             --------   --------   --------   --------
  Total....................................  $   (930)  $(17,347)  $   (564)  $(15,549)
                                             ========   ========   ========   ========

  COMPREHENSIVE LOSS

     Our total comprehensive net loss for the three-month periods ended March 31, 2002 and March 31, 2001 was $15,598,000 and $56,919,000, respectively. Our total comprehensive net loss for the six-month periods ended March 31, 2002 and March 31, 2001 was $31,086,000 and $87,322,000, respectively. The total comprehensive net loss of Chemicals and its subsidiaries for the Three-month periods ended March 31, 2002

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and March 31, 2001 was $15,551,000 and $50,243,000, respectively. The total comprehensive net loss of Chemicals and its subsidiaries for the six-month periods ended March 31, 2002 and March 31, 2001 was $30,855,000 and $74,081,000,
respectively.

2.  INVENTORIES

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
Finished products...........................................   $26,720       $25,660
Raw materials...............................................    10,281         9,006
Inventories under exchange agreements.......................      (761)          749
Stores and supplies.........................................    13,005        12,903
                                                               -------       -------
                                                               $49,245       $48,318
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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of March 31, 2002 and September 30, 2001, consisted of the following:

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
Accrued litigation..........................................  $  3,454      $  3,454
Trade accounts payable......................................    28,129        34,486
Accrued interest............................................    18,521        19,201
Debt:(1)
  11 1/4% Notes.............................................   149,500       149,500
  11 3/4% Notes.............................................   268,885       268,885
  13 1/2% Notes.............................................   185,436       185,436
Employee benefits...........................................    61,777        64,853
Accrued taxes...............................................     1,373         4,811
Other.......................................................     2,942        14,231
                                                              --------      --------
Total liabilities subject to compromise.....................  $720,017      $744,857
                                                              ========      ========

---------------

(1) Debt liabilities are presented net of unamortized debt issue costs of $12.9 million.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition debt described above that was not paid or charged to earnings for the period from July 16, 2001 to September 30, 2001 was $15.3 million and for the three and six-month periods ended March 31, 2002 was $18.7 million and $37.5 million, respectively. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims.

  LIABILITIES NOT SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. The Debtors believe all amounts below are fully secured liabilities or have been approved by the Bankruptcy Court and are not expected to be compromised.

     On a consolidated basis, recorded liabilities not subject to compromise under Chapter 11 proceedings as of March 31, 2002 and September 30, 2001, consisted of the following:

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
12 3/8% Senior Secured Notes................................  $295,000      $295,000
Accrued interest on 12 3/8% Senior Secured Notes............    44,236        25,983
Employee benefits...........................................       410         4,672
                                                              --------      --------
Total liabilities not subject to compromise.................  $339,646      $325,655
                                                              ========      ========

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  LONG-TERM DEBT

     This note contains information regarding our short-term borrowings and long-term debt as of March 31, 2002 and September 30, 2001. As a result of the Debtors' bankruptcy filing, principal and interest payments may not be made on pre-petition debt except as approved by the Bankruptcy Court.

     Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under the Debtors' pre-petition revolving credit facilities (the "Prior Credit Agreement") and each of the indentures governing our outstanding notes, and all of this indebtedness was accelerated and became immediately due and payable. The indebtedness under the Prior Credit Agreement was completely paid off with the proceeds of the initial draw under the DIP Financing. The Debtors may not, however, pay the indebtedness under the indentures other than pursuant to a confirmed plan of reorganization or an order of the Bankruptcy Court. During the pendency of the Chapter 11 cases, the Debtors will not, for the most part, be subject to the restrictions contained in the Prior Credit Agreement or any of the indentures. However, the Debtors will be subject to the restrictions contained in the DIP Financing, Sterling Pulp will be subject to restrictions contained in both the DIP Financing and the Canadian Financing Agreement and our Saskatoon subsidiary will be subject to the restrictions contained in its credit facility.

     In July 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions (the "Saskatoon Credit Agreement"). The indebtedness under the Saskatoon Credit Agreement is secured by substantially all of the assets of Sterling Sask, including the Saskatoon facility. The Saskatoon Credit Agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility. In addition, the Saskatoon Credit Agreement contains provisions which prohibit the payment of advances, loans and dividends from Sterling Sask to Chemicals or Holdings. The Saskatoon Credit Agreement originally included a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of March 31, 2002.

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

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement executed a forbearance agreement under which they agreed to not exercise their remedies prior to December 31, 2001 in exchange for the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from Sterling Sask to us or Chemicals and the inclusion of a prohibition on draws under the revolving credit portion of the facility during the remainder of calendar year 2001. On January 2, 2002, Sterling Sask entered into a waiver and amending agreement (the "Waiver Agreement"), effective December 18, 2001, with its lenders. The Waiver Agreement waived the existing defaults, rescinded the acceleration of the amounts outstanding under the Saskatoon Credit Agreement and reinstated the commitments thereunder. The Waiver Agreement provides for a reduction of the revolving credit facility commitment to Cdn $4.0 million and changes the expiration date on the Tranche A term loan from June 30, 2003 to December 31, 2002 and on the Tranche B term loan from June 30, 2005 to June 30, 2003. During the first six months of fiscal 2002, payments

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of approximately $7.8 million were made pursuant to this obligation. Accordingly, $3.5 million of the remaining debt will mature during the remainder of fiscal 2002 and $20.8 million will mature during fiscal 2003. The Waiver Agreement also set a minimum discount rate and Eurodollar rate margin of 2.50% over the Base Rate or LIBOR, respectively, for the remaining term of the facility. Sterling Sask has not drawn on the revolving credit facility since its inception in 1997 and, as of March 31, 2002, had approximately $11.4 million in cash and cash equivalents on hand.

     Borrowings consisted of the following:

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2002          2001
                                                              ----------   -------------
                                                                (DOLLARS IN THOUSANDS)
DOMESTIC BORROWINGS
DIP Financing...............................................  $   56,272    $   42,270
Other Domestic Borrowings:
  11 1/4% Notes.............................................     150,000       150,000
  11 3/4% Notes.............................................     275,000       275,000
  12 3/8% Notes.............................................     295,000       295,000
                                                              ----------    ----------
Chemicals' domestic borrowings..............................     776,272       762,270
Holdings' 13 1/2% Notes.....................................     191,750       191,750
                                                              ----------    ----------
  Total domestic borrowings.................................     968,022       954,020
                                                              ----------    ----------
CANADIAN BORROWINGS
Canadian Financing Agreement................................      11,992        20,003
Saskatoon term loans........................................      24,263        32,054
                                                              ----------    ----------
  Total Canadian borrowings.................................      36,255        52,057
                                                              ----------    ----------
  Total borrowings..........................................   1,004,277     1,006,077
Less: Current portion not subject to compromise.............      (8,465)      (33,260)
Less: Borrowings subject to compromise (see Note 3).........    (616,957)     (616,733)
Less: Borrowings not subject to compromise (see Note 3).....    (295,000)     (295,000)
                                                              ----------    ----------
  Long-term debt............................................  $   83,855    $   61,084
                                                              ==========    ==========

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

     A significant ban on all chlorine containing compounds could have a materially adverse effect on our financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by December 31, 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation. In April 2001, a new government came into power in British Columbia. This new administration is aware of the issues surrounding this regulation and commissioned a study by the BC AOX Scientific Advisory Panel. The panel concluded that there was no evidence available to it at this time to indicate that further reductions of effluent AOX beyond that already achieved would result in any demonstrable environmental benefit. We are working through the Alliance for Environmental Technology and the Canadian Chemical Producers' Association to provide information to the British Columbia Ministry of Environment to assist with the resolution of this issue.

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

     On June 11, 2001, we received a notice from the U.S. Department of Justice, Environment and Natural Resources Division, in which the Department alleged that the April 1, 1998 ethylbenzene release at our Texas City facility violated the general duty clause of the Clean Air Act and invited us to engage in settlement discussion with respect to the matter. Although we believe that the April 1, 1998 ethylbenzene release did not constitute a violation of the general duty clause of the Clean Air Act, we have engaged in discussions with the Department in an attempt to settle the matter on a consensual basis. However, any alleged liability would constitute a pre-petition claim and any settlement would require approval by the Bankruptcy Court. We do not believe that this matter will have a material adverse effect on our business, financial position, results of operations or cash flow, although we cannot give any assurances to that effect.

     We are presently investigating allegations by the Florida Department of Environmental Protection that past or present waste handling practices at our acrylic fibers facility in Santa Rosa, Florida have adversely affected the water quality of streams on the property. At this stage, we are not able to determine the validity of those allegations or the nature of remedial actions, if any, that may ultimately be required.

  LEGAL PROCEEDINGS

     As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. The automatic stay will not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. Claimants against the Debtors must have asserted their claims in the Chapter 11 cases by filing a timely proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization.

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 8 of the "Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference. The six lawsuits listed below and three interventions, involving a total of approximately 718 plaintiffs, have been filed based on this release alleging personal injury, property damage and nuisance claims:

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

     - Ida Goldman, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0338; In the 56th Judicial District Court of Galveston County, Texas

     - Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC5000305; In Justice Court No. 5 of Galveston County, Texas

     We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. All of these claims and litigation are subject to the automatic stay, and recoveries, if any, sought thereon from assets of the Debtors will be addressed in the Chapter 11 cases.

     To date, the Bankruptcy Court has lifted the automatic stay in the cases of Bobbie Adams, et al., James C. Allen, et al. and Nettie Allen, et al., allowing the plaintiffs to proceed against our liability insurance policies. As a condition to the lifting of the automatic stay, these plaintiffs waived their right to seek any recoveries against us directly and look solely to insurance proceeds to satisfy their claims. Motions to lift the stay on behalf of additional plaintiffs are currently pending before the Bankruptcy Court. Small cash settlements, to be funded by our liability insurance policies, have been negotiated with the plaintiffs in one of the interventions and in the Ida Goldman, et al. case, and have been approved by the Bankruptcy Court.

     Other. We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions existing as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Company will be required to be dealt with in the Chapter 11 case.

     On December 19, 2001, we announced that Frank P. Diassi had elected to terminate his employment as Co-Chief Executive Officer and executive Chairman of the Board. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under our

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

employee retention and severance plans. Our Compensation Committee is continuing to evaluate the merits of Mr. Diassi's claim. On January 25, 2002, Mr. Diassi resigned from our Board of Directors.

  LITIGATION CONTINGENCY

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information, as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our judgment, our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors and consultation with outside legal counsel. Based on the foregoing, as of March 31, 2002, we had approximately $3.5 million accrued as our estimate of our contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.5 million. At March 31, 2002, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $21 million. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. Moreover, such contingencies represent pre-petition claims and, unless otherwise ordered by the Bankruptcy Court, all of these claims are subject to the automatic stay and recoveries, if any, sought thereon from the Debtors will be addressed in the Chapter 11 cases.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31, 2002
                                                 ----------------------------------------------------------
                                                  ENTITIES IN     ENTITIES NOT IN
                                                 REORGANIZATION   REORGANIZATION                   COMBINED
                                                  PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                                 --------------   ---------------   ------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Revenues.......................................     $ 79,995          $44,181         $(1,607)     $122,569
Cost of goods sold.............................       80,484           34,230          (1,641)      113,073
                                                    --------          -------         -------      --------
Gross profit (loss)............................         (489)           9,951              34         9,496
Selling, general and administrative expenses...        4,240            1,505              --         5,745
Reorganization items...........................        4,681               --              --         4,681
Interest and debt related expenses, net........       11,221              810              --        12,031
                                                    --------          -------         -------      --------
Income (loss) before income taxes..............      (20,631)           7,636              34       (12,961)
Income tax expense.............................           24            2,430              --         2,454
                                                    --------          -------         -------      --------
Net income (loss)..............................     $(20,655)         $ 5,206         $    34      $(15,415)
                                                    ========          =======         =======      ========

                                                              SIX MONTHS ENDED MARCH 31, 2002
                                                 ----------------------------------------------------------
                                                  ENTITIES IN     ENTITIES NOT IN
                                                 REORGANIZATION   REORGANIZATION                   COMBINED
                                                  PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                                 --------------   ---------------   ------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Revenues.......................................     $161,094          $88,235         $(2,797)     $246,532
Cost of goods sold.............................      162,593           67,061          (2,715)      226,939
                                                    --------          -------         -------      --------
Gross profit (loss)............................       (1,499)          21,174             (82)       19,593
Selling, general and administrative expenses...        9,335            2,508              --        11,843
Reorganization items...........................        8,314               --              --         8,314
Interest and debt related expenses, net........       22,164            2,041              --        24,205
                                                    --------          -------         -------      --------
Income (loss) before income taxes..............      (41,312)          16,625             (82)      (24,769)
Income tax expense.............................          112            5,406              --         5,518
                                                    --------          -------         -------      --------
Net income (loss)..............................     $(41,424)         $11,219         $   (82)     $(30,287)
                                                    ========          =======         =======      ========

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             MARCH 31, 2002
                                                       -----------------------------------------------------------
                                                        ENTITIES IN     ENTITIES NOT IN
                                                       REORGANIZATION   REORGANIZATION        31,        COMBINED
                                                        PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                                       --------------   ---------------   ------------   ---------
                                                                         (DOLLARS IN THOUSANDS)
                                                      ASSETS
Cash and cash equivalents............................    $     988         $ 13,302         $     --     $  14,290
Accounts receivable, net.............................       63,049           30,696           (2,601)       91,144
Inventories..........................................       37,876           11,511             (142)       49,245
Prepaid expenses.....................................        3,109              535               --         3,644
Property, plant and equipment, net...................      175,167           98,662               --       273,829
Other assets.........................................       82,292           23,097          (51,179)       54,210
                                                         ---------         --------         --------     ---------
  Total Assets.......................................    $ 362,481         $177,803         $(53,922)    $ 486,362
                                                         =========         ========         ========     =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                              (DEFICIENCY IN ASSETS)
Current liabilities..................................    $  80,892         $ 30,540         $(22,027)    $  89,405
Liabilities subject to compromise....................      720,017               --               --       720,017
Liabilities not subject to compromise................      339,646               --               --       339,646
Long-term debt.......................................       56,066           27,789               --        83,855
Non-current liabilities..............................       12,301           20,675               --        32,976
Redeemable preferred stock...........................       27,272               --               --        27,272
Stockholders' equity (deficiency in assets)..........     (873,713)          98,799          (31,895)     (806,809)
                                                         ---------         --------         --------     ---------
Total Liabilities and Stockholders' Equity
  (Deficiency in Assets).............................    $ 362,481         $177,803         $(53,922)    $ 486,362
                                                         =========         ========         ========     =========

                                                                           SEPTEMBER 30, 2001
                                                       -----------------------------------------------------------
                                                        ENTITIES IN     ENTITIES NOT IN
                                                       REORGANIZATION   REORGANIZATION                   COMBINED
                                                        PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                                       --------------   ---------------   ------------   ---------
                                                                         (DOLLARS IN THOUSANDS)
                                                      ASSETS
Cash and cash equivalents............................    $   3,975         $ 11,855         $     --     $  15,830
Accounts receivable, net.............................       74,080           26,018              592       100,690
Inventories..........................................       37,535           10,844              (61)       48,318
Prepaid expenses.....................................        2,327            1,031               --         3,358
Property, plant and equipment, net...................      181,446          103,498               --       284,944
Other assets.........................................       91,262           26,620          (60,879)       57,003
                                                         ---------         --------         --------     ---------
  Total Assets.......................................    $ 390,625         $179,866         $(60,348)    $ 510,143
                                                         =========         ========         ========     =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                              (DEFICIENCY IN ASSETS)
Current liabilities..................................    $  73,144         $ 51,780         $(28,503)    $  96,421
Liabilities subject to compromise....................      744,857               --               --       744,857
Liabilities not subject to compromise................      325,655               --               --       325,655
Long-term debt.......................................       42,287           18,797               --        61,084
Non-current liabilities..............................        9,670           20,909               --        30,579
Redeemable preferred stock...........................       27,272               --               --        27,272
Stockholders' equity (deficiency in assets)..........     (832,260)          88,380          (31,845)     (775,725)
                                                         ---------         --------         --------     ---------
Total Liabilities and Stockholders' Equity
  (Deficiency in Assets).............................    $ 390,625         $179,866         $(60,348)    $ 510,143
                                                         =========         ========         ========     =========

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED MARCH 31, 2002
                                                     --------------------------------------------------
                                                      ENTITIES IN     ENTITIES NOT IN
                                                     REORGANIZATION   REORGANIZATION
                                                      PROCEEDINGS       PROCEEDINGS     COMBINED TOTALS
                                                     --------------   ---------------   ---------------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating
  activities.......................................     $(10,451)        $ 20,140           $ 9,689
Cash flows used in investing activities:
  Capital expenditures.............................       (6,492)          (2,604)           (9,096)
Cash flows from financing activities:
  Proceeds from financing..........................       14,002           (8,011)            5,991
  Repayments of long-term debt.....................           --           (7,791)           (7,791)
  Other............................................          (46)            (178)             (224)
                                                        --------         --------           -------
Net cash provided by (used in) financing
  activities.......................................       13,956          (15,980)           (2,024)
Effect of exchange rate changes on cash............           --             (109)             (109)
                                                        --------         --------           -------
Net change in cash and cash equivalents............       (2,987)           1,447            (1,540)
Cash and cash equivalents at:
  Beginning of year................................        3,975           11,855            15,830
                                                        --------         --------           -------
  End of period....................................     $    988         $ 13,302           $14,290
                                                        ========         ========           =======

7.  INCOME TAXES

     As of September 30, 2001, we had approximately $318 million in United States net operating losses ("NOLs") which will expire during the period from fiscal 2018 to 2021. In assessing the value of our deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment and determining the valuation allowance. Based on the uncertainty as to the effect of the Chapter 11 filings on the utilization of the NOLs and the future realization of other net deferred tax assets, we are not able to conclude that it is more likely than not that we will be able to realize the future benefit of our U.S. deferred tax assets and, consequently, our valuation allowance reflects U.S. deferred tax assets as zero. Certain reductions to our NOLs may result from confirmation of a plan of reorganization. Further, at such time as we emerge from bankruptcy, we will likely undergo an ownership change for federal income tax purposes which may cause our utilization of our remaining NOLs, if any, to become subject to limitations. Since numerous variables could affect the bankruptcy proceedings, it is not currently possible to determine whether our NOLs will produce tax benefits in the future. Benefit was not provided for these loss carryforwards at March 31, 2002.

8.  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant impact on our financial statements.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. ("Holdings") and subsidiaries (Debtors-in-Possession) (the "Company") as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three and six-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the respective financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas
May 13, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (Debtors-in-Possession) ("Chemicals") as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three and six-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of Chemicals' management.

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

     The accompanying financial statements have been prepared assuming that Chemicals will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, Chemicals' recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the respective financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                          DELOITTE & TOUCHE LLP

Houston, Texas
May 13, 2002

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           MARCH 31,               MARCH 31,
                                                      --------------------   ---------------------
                                                       2002        2001         2002        2001
                                                      -------   ----------   ----------   --------
                                                                (DOLLARS IN THOUSANDS)
Revenues............................................  $50,748    $ 60,972     $103,200    $120,653
Cost of goods sold..................................   41,242      59,739       82,830     110,003
                                                      -------    --------     --------    --------
Gross profit........................................    9,506       1,233       20,370      10,650
Selling, general and administrative expenses........    2,601       3,541        4,924       7,336
Reorganization items................................    1,722          --        2,985          --
Interest and debt related expenses..................    4,128      11,184       10,721      21,517
                                                      -------    --------     --------    --------
Net income (loss) before income taxes...............    1,055     (13,492)       1,740     (18,203)
Equity in earnings (losses) of joint venture........      672         (99)       2,417        (150)
Provision for income taxes..........................    1,565       1,147        3,689       2,767
                                                      -------    --------     --------    --------
Net income (loss)...................................  $   162    $(14,738)    $    468    $(21,120)
                                                      =======    ========     ========    ========

---------------

(1) Contractual interest for the three and six-month periods ended March 31, 2002 totaled $12,564 and $27,772, respectively.

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,   SEPTEMBER 31,
                                                                2002          2001
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   2,051     $   1,396
  Accounts receivable, net..................................     33,779        36,372
  Inventories...............................................     18,052        18,009
  Prepaid expenses..........................................        541           604
                                                              ---------     ---------
     Total current assets...................................     54,423        56,381
Property, plant and equipment, net..........................    111,468       116,728
Due from affiliates.........................................    192,141       183,398
Other assets................................................     16,213        19,121
                                                              ---------     ---------
     Total assets...........................................  $ 374,245     $ 375,628
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  16,112     $  16,835
  Accrued liabilities.......................................      6,775         5,944
  Current portion of long-term debt.........................      1,792         1,206
                                                              ---------     ---------
     Total current liabilities..............................     24,679        23,985
Pre-petition liabilities -- subject to compromise...........    232,870       233,572
Pre-petition liabilities -- not subject to compromise.......    147,257       139,572
Long-term debt..............................................     10,200        18,797
Deferred income taxes.......................................      8,864         9,171
Deferred credits and other liabilities......................     12,265        12,326
Commitments and contingencies (Note 5)......................
Stockholders' deficit:
  Common stock..............................................         --            --
  Additional paid-in capital................................     92,735        92,735
  Accumulated deficit.......................................   (122,042)     (122,510)
  Accumulated other comprehensive income....................    (32,583)      (32,020)
                                                              ---------     ---------
     Total stockholders' deficit............................    (61,890)      (61,795)
                                                              ---------     ---------
       Total liabilities and stockholders' deficit..........  $ 374,245     $ 375,628
                                                              =========     =========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income (loss)...........................................   $   468     $(21,120)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................    10,005       10,060
  Deferred tax expense......................................      (307)       1,054
  Other.....................................................        12          (20)
Change in assets/liabilities:
  Accounts receivable.......................................     2,343        1,260
  Inventories...............................................       (43)       7,687
  Prepaid expenses..........................................       313          200
  Due from affiliates.......................................    (9,306)       4,917
  Other assets..............................................       465        4,787
  Accounts payable..........................................      (723)         910
  Accrued liabilities.......................................       831       (7,416)
  Other liabilities.........................................     6,923          477
                                                               -------     --------
Net cash flows provided by operating activities.............    10,981        2,796
                                                               -------     --------
Cash flows from investing activities:
  Capital expenditures......................................    (2,302)      (3,314)
                                                               -------     --------
Cash flows from financing activities:
  Payments on Canadian Financing Agreement..................    (8,011)          --
                                                               -------     --------
Effect of United States/Canadian exchange rate on cash......       (13)          20
                                                               -------     --------
Net increase in cash and cash equivalents...................       655         (498)
Cash and cash equivalents -- beginning of year..............     1,396          499
                                                               -------     --------
Cash and cash equivalents -- end of year....................   $ 2,051     $      1
                                                               =======     ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $(2,417)    $     --

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  INTERIM FINANCIAL INFORMATION

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), a wholly-owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer, pursuant to which all of these 12 3/8% Notes were exchanged for publicly registered
12 3/8% Notes with substantially similar terms. The 12 3/8% Notes are guaranteed by most of Chemicals' direct and indirect United States subsidiaries (the "Guarantors") on a joint and several basis and are secured by, among other things, a second priority pledge of 100% of the stock of the Guarantors. As a result of the priming order discussed below, these second priority liens became third priority liens. The Guarantors consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc. and Sterling Fibers, Inc., each of which is a wholly-owned direct or indirect subsidiary of Chemicals. In addition, Sterling Canada, Inc. owns 100% of the stock of two Canadian subsidiaries that are collectively referred to as the "Canadian Subs." The consolidated financial statements of each of the Guarantors have been combined to produce the accompanying financial statements.

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

     In the opinion of management, the accompanying unaudited combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Guarantors as of March 31, 2002, and their combined results of operations and cash flows for the three and six-month periods ended March 31, 2002 and March 31, 2001. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited combined financial statements should be, and are assumed to have been, read in conjunction with the audited combined financial statements of the Guarantors included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "Annual Report"). The accompanying combined balance sheet as of September 30, 2001 has been derived from the Guarantors' audited combined balance sheet as of September 30, 2001 included in the Annual Report. The accompanying combined financial statements as of and for the three and six-month periods ended March 31, 2002 have been reviewed by Deloitte & Touche LLP, our independent accountants, whose report is included herein.

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

     The confirmation of a plan of reorganization is the primary objective of the Debtors. The Debtors anticipate filing a plan of reorganization (the "Plan") on May 14, 2002 with the Bankruptcy Court, along with an accompanying Disclosure Statement. The Disclosure Statement must be approved by the Bankruptcy Court before the Debtors are authorized to solicit acceptances of the Plan from voting creditors. The Plan may be modified prior to the time that the Disclosure Statement is approved. No assurances can be given that the Plan will be confirmed or that any plan that is confirmed will contain the terms in the current Plan. However, when confirmed, the Plan is expected to result in the elimination of Holdings' classes of equity interests and the significant dilution or elimination of some or all of the Debtors' classes of existing public debt.

     At this time, it is not possible to predict the outcome of the bankruptcy cases in general, or the effect on the business of the Debtors or the claims of creditors of the Debtors. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, are likely to be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Reorganization items reflected in the Statement of Operations for the three and six-month periods ended March 31, 2002 are composed primarily of professional fees directly related to the bankruptcy cases and allocated to the Guarantors by Chemicals.

     As a result of the bankruptcy filings and related events, there can be no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things:

     - the Debtors' ability to comply with the terms of their debtor-in-possession revolving credit agreement (the "DIP Financing") and related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases,

     - the ability of the Debtors to maintain access to the incremental $40 million in availability under the DIP Financing that is dependent on an effective priming order,

     - the ability of the Debtors to maintain adequate cash on hand,

     - the ability of the Debtors to generate sufficient cash from operations,

     - the ability of the Debtors' subsidiaries that are not included in the Chapter 11 cases to obtain necessary financing,

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

     The Debtors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements under the current assets revolver and compliance with an EBITDA covenant. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy.

     The accompanying financial statements do not include any adjustments that may result from the resolution of these uncertainties.

  COMPREHENSIVE LOSS

     The Guarantors' total comprehensive net income (loss) for the three-month periods ended March 31, 2002 and March 31, 2001 was $33,000 and $(17,960,000),
respectively. The Guarantors' total comprehensive net loss for the six-month periods ended March 31, 2002 and March 31, 2001 was $95,000 and $24,317,000,
respectively.

2.  INVENTORIES

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
Finished products...........................................   $11,741       $11,308
Raw materials...............................................     1,078         1,634
Inventories under exchange agreements.......................        57            80
Stores and supplies.........................................     5,176         4,987
                                                               -------       -------
                                                               $18,052       $18,009
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

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On a combined basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of March 31, 2002 and September 30, 2001, consisted of the following:

                                                            MARCH 31,     SEPTEMBER 30,
                                                              2002             2001
                                                            ---------   ------------------
                                                                (DOLLARS IN THOUSANDS)
Trade accounts payable....................................  $  3,324         $  5,015
Accrued interest..........................................     7,858            8,538
Allocated debt from Chemicals(1)
  11 1/4% Notes...........................................    72,415           72,415
  11 3/4% Notes...........................................   146,932          146,932
Other.....................................................     2,341              672
                                                            --------         --------
Total liabilities subject to compromise...................  $232,870         $233,572
                                                            ========         ========

---------------

(1) Debt liabilities are presented net of allocated unamortized debt issue costs of $4.0 million.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition debt described above that was not paid or charged to earnings for the period from July 16, 2001 to September 30, 2001 was $7 million and for the three and six-month periods ended March 31, 2002 was $8.5 million and $17 million, respectively. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured or undersecured claims.

  LIABILITIES NOT SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. The Guarantors believe all amounts below are fully secured liabilities or have been approved by the Bankruptcy Court and are not expected to be compromised.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     On a combined basis, recorded liabilities not subject to compromise under Chapter 11 proceedings as of March 31, 2002 and September 30, 2001, consisted of the following:

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
Allocated 12 3/8% Senior Secured Notes from Chemicals.......  $128,025      $128,025
Accrued interest on 12 3/8% Senior Secured Notes............    19,232        11,310
Employee benefits...........................................        --           237
                                                              --------      --------
Total liabilities not subject to compromise.................  $147,257      $139,572
                                                              ========      ========

4.  LONG-TERM DEBT

     As of each of March 31, 2002 and September 30, 2001, debt allocated to the Guarantors by Chemicals was $351.3 million. At March 31, 2002, interest rates on this debt ranged from 11.25% to 12.375%. As a result of the filing of the Chapter 11 cases described in Note 1, no payments will be made by the Debtors on the pre-petition debt except as approved by the Bankruptcy Court.

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

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

companies engaged in similar businesses. In addition, a catastrophic event at any of the facilities of the Guarantors or the Canadian Subs could result in the incurrence of liabilities substantially in excess of their insurance coverages.

     A significant ban on all chlorine containing compounds could have a materially adverse effect on our financial condition and results of operations. British Columbia has a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by December 31, 2002. The pulp and paper industry believes that a ban of chlorine dioxide in the bleaching process will yield no measurable environmental or public health benefit and is working to change this regulation. In April 2001, a new government came into power in British Columbia. This new administration is aware of the issues surrounding this regulation and commissioned a study by the BC AOX Scientific Advisory Panel. The panel concluded that there was no evidence available to it at this time to indicate that further reductions of effluent AOX beyond that already achieved would result in any demonstrable environmental benefit. We are working through the Alliance for Environmental Technology and the Canadian Chemical Producers' Association to provide information to the British Columbia Ministry of Environment to assist with the resolution of this issue.

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

     The Guarantors are presently investigating allegations by the Florida Department of Environmental Protection that past or present waste handling practices at the Guarantors' acrylic fibers facility in Santa Rosa,

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Florida have adversely affected the water quality of streams on the property. At this stage, the Guarantors are not able to determine the validity of those allegations or the nature of remedial actions, if any, that may ultimately be required.

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

  OTHER CLAIMS

     The Guarantors and the Canadian Subs are subject to various other claims and legal actions that arise in the ordinary course of their business. The Guarantors believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position, results of operations or cash flows of the Guarantors and the Canadian Subs, although the Guarantors cannot give any assurances to that effect. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the automatic stay, and recoveries, if any, sought thereon from assets of the Debtors will be required to be dealt with in the Chapter 11 cases.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

6.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31, 2002
                                              ----------------------------------------------------------
                                               ENTITIES IN     ENTITIES NOT IN
                                              REORGANIZATION   REORGANIZATION                   COMBINED
                                               PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   ---------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Revenues....................................     $18,732           $32,842         $  (826)     $ 50,748
Cost of goods sold..........................      16,019            26,049            (826)       41,242
                                                 -------           -------         -------      --------
Gross profit................................       2,713             6,793              --         9,506
Selling, general and administrative
  expenses..................................       1,173             1,428              --         2,601
Reorganization items........................       1,722                --              --         1,722
Interest and debt related expenses, net.....       3,814               314              --         4,128
                                                 -------           -------         -------      --------
Income (loss) before income taxes...........      (3,996)            5,051              --         1,055
Equity in earnings of joint venture, net of
  tax.......................................         672                --              --           672
Income tax expense..........................          --             1,565              --         1,565
                                                 -------           -------         -------      --------
Net income (loss)...........................     $(3,324)          $ 3,486         $    --      $    162
                                                 =======           =======         =======      ========

                                                           SIX MONTHS ENDED MARCH 31, 2002
                                              ----------------------------------------------------------
                                               ENTITIES IN     ENTITIES NOT IN
                                              REORGANIZATION   REORGANIZATION                   COMBINED
                                               PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   ---------------   ------------   --------
Revenues....................................     $37,916           $67,142         $(1,858)     $103,200
Cost of goods sold..........................      32,118            52,570          (1,858)       82,830
                                                 -------           -------         -------      --------
Gross profit................................       5,798            14,572              --        20,370
Selling, general and administrative
  expenses..................................       2,465             2,459              --         4,924
Reorganization items........................       2,985                --              --         2,985
Interest and debt related expenses, net.....      10,176               545              --        10,721
                                                 -------           -------         -------      --------
Income (loss) before income taxes...........      (9,828)           11,568              --         1,740
Equity in earnings of joint venture, net of
  tax.......................................       2,417                --              --         2,417
Income tax expense..........................          --             3,689              --         3,689
                                                 -------           -------         -------      --------
Net income (loss)...........................     $(7,411)          $ 7,879         $    --      $    468
                                                 =======           =======         =======      ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)
                       CONDENSED COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                                          MARCH 31, 2002
                                                    ----------------------------------------------------------
                                                     ENTITIES IN     ENTITIES NOT IN
                                                    REORGANIZATION   REORGANIZATION                   COMBINED
                                                     PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                                    --------------   ---------------   ------------   --------
                                                                      (DOLLARS IN THOUSANDS)
                                                    ASSETS
Cash and cash equivalents.........................    $     181         $  1,870         $     --     $  2,051
Accounts receivable, net..........................       15,351           22,050           (3,622)      33,779
Inventories.......................................       10,477            7,575               --       18,052
Prepaid expenses..................................           --              541               --          541
Property, plant and equipment, net................       51,506           59,962               --      111,468
Other assets......................................      202,304           25,459          (19,409)     208,354
                                                      ---------         --------         --------     --------
  Total Assets....................................    $ 279,819         $117,457         $(23,031)    $374,245
                                                      =========         ========         ========     ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                            (DEFICIENCY IN ASSETS)

Current liabilities...............................    $   6,974         $ 21,327         $ (3,622)    $ 24,679
Liabilities subject to compromise.................      232,870               --               --      232,870
Liabilities not subject to compromise.............      147,257               --               --      147,257
Long-term debt....................................       19,409           10,200          (19,409)      10,200
Non-current liabilities...........................        7,915           13,214               --       21,129
Stockholders' equity (deficiency in assets).......     (134,606)          72,716               --      (61,890)
                                                      ---------         --------         --------     --------
Total Liabilities and Stockholders' Equity
  (Deficiency in Assets)..........................    $ 279,819         $117,457         $(23,031)    $374,245
                                                      =========         ========         ========     ========

                                                                        SEPTEMBER 30, 2001
                                                    ----------------------------------------------------------
                                                     ENTITIES IN     ENTITIES NOT IN
                                                    REORGANIZATION   REORGANIZATION                   COMBINED
                                                     PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                                    --------------   ---------------   ------------   --------
                                                                      (DOLLARS IN THOUSANDS)
                                                    ASSETS
Cash and cash equivalents.........................    $   1,382         $     14         $     --     $  1,396
Accounts receivable, net..........................       17,092           22,359           (3,079)      36,372
Inventories.......................................       10,575            7,434               --       18,009
Prepaid expenses..................................           --              604               --          604
Property, plant and equipment, net................       53,967           62,761               --      116,728
Other assets......................................      199,717           22,211          (19,409)     202,519
                                                      ---------         --------         --------     --------
  Total Assets....................................    $ 282,733         $115,383         $(22,488)    $375,628
                                                      =========         ========         ========     ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                            (DEFICIENCY IN ASSETS)
Current liabilities...............................    $   9,422         $ 17,642         $ (3,079)    $ 23,985
Liabilities subject to compromise.................      233,572               --               --      233,572
Liabilities not subject to compromise.............      139,572               --               --      139,572
Long-term debt....................................       19,409           18,797          (19,409)      18,797
Non-current liabilities...........................        8,144           13,353               --       21,497
Stockholders' equity (deficiency in assets).......     (127,386)          65,591               --      (61,795)
                                                      ---------         --------         --------     --------
Total Liabilities and Stockholders' Equity
  (Deficiency in Assets)..........................    $ 282,733         $115,383         $(22,488)    $375,628
                                                      =========         ========         ========     ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED MARCH 31, 2002
                                                          -------------------------------------------
                                                           ENTITIES IN     ENTITIES NOT IN
                                                          REORGANIZATION   REORGANIZATION    COMBINED
                                                           PROCEEDINGS       PROCEEDINGS      TOTALS
                                                          --------------   ---------------   --------
                                                                    (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities.....     $  (725)          $11,706       $10,981
Cash flows used in investing activities:
  Capital expenditures..................................        (476)           (1,826)       (2,302)
Cash flows from financing activities:
  Payments on Canadian Credit Agreement.................          --            (8,011)       (8,011)
Effect of exchange rate changes on cash.................          --               (13)          (13)
                                                             -------           -------       -------
Net increase (decrease) in cash and cash equivalents....      (1,201)            1,856           655
Cash and cash equivalents at:
  Beginning of year.....................................       1,382                14         1,396
                                                             -------           -------       -------
  End of period.........................................     $   181           $ 1,870       $ 2,051
                                                             =======           =======       =======

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The Guarantors are included in the consolidated federal United States tax return filed by Holdings. The Canadian Subsidiaries file separate federal tax returns in Canada. The Guarantors' provision for United States income taxes has been allocated as if the Guarantors filed their annual federal United States tax returns on a separate return basis. The provision for income taxes during the first six months of fiscal 2002 amounted to $1.6 million compared to $3.7 million during the first six months of fiscal 2001. The amount of deferred income tax assets included in Due from Affiliates for the three and six-month periods was zero and zero, respectively.

8.  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Guarantors do not believe that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant impact on their financial statements.

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

     We have reviewed the accompanying combined balance sheet of the Guarantors (Debtors-in-Possession) (as defined in Note 1) as of March 31, 2002, and the related combined statements of operations and cash flows for the three and six-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Guarantors' management.

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

     The accompanying financial statements have been prepared assuming that the Guarantors will continue as a going concern. As discussed in Note 1 to the accompanying financial, the Debtors' recurring losses from operations raise substantial doubt about the Debtors' and, therefore, about the Guarantors' ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the respective financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas
May 13, 2002

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

     The confirmation of a plan of reorganization is the primary objective of the Debtors. The Debtors anticipate filing a plan of reorganization (the "Plan") on May 14, 2002 with the Bankruptcy Court, along with an accompanying Disclosure Statement. The Disclosure Statement must be approved by the Bankruptcy Court before the Debtors are authorized to solicit acceptances of the Plan from voting creditors. The Plan may be modified prior to the time that the Disclosure Statement is approved. No assurances can be given that the Plan will be confirmed or that any plan that is confirmed will contain the terms in the current Plan. However, when confirmed, the Plan is expected to result in the elimination of Holdings' classes of equity interests and the significant dilution or elimination of some or all of the Debtors' classes of existing public debt.

     At this time, it is not possible to predict the outcome of the bankruptcy cases in general, or the effect on the business of the Debtors or the claims of creditors of the Debtors. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, are likely to be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/Business Credit, Inc. to provide up to $195 million in Debtor-In-Possession financing (the "DIP Financing"). The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." Commitments under the current assets revolver were increased to $125 million upon entry of the priming order discussed below. The initial draw under the DIP Financing was used to repay all amounts outstanding under the

Debtors' pre-petition revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 was appealed to the U.S. District Court by the indenture trustee for Chemicals' 123/8% Senior Secured Notes, but no stay of the final order was sought or imposed, and the order remains fully effective. By order dated February 7, 2002, the U.S. District Court denied the appeal. The indenture trustee appealed this denial to the 5th Circuit Court of Appeals on March 1, 2002. While no assurances can be given, we do not believe the final order will be overturned by the 5th Circuit. Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, and has been granted super-priority administrative expense claim status for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid.

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the current assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered orders dated December 19, 2001 and January 10, 2002, reinstating the priming order, subject to a compensatory adjustment in favor of the 12 3/8% Notes of the accrual during the bankruptcy proceedings of four percentage points of additional interest on up to $40 million of borrowings secured by the priming liens. The priming order was further appealed by the indenture trustee to the U.S. District Court. By orders dated February 8, 2002, the U.S. District Court denied the appeal of the priming order and the appeal of the December 17, 2001 order. The U.S. District Court has yet to rule on the January 10, 2002 order. On March 1, 2002, the indenture trustee for the 12 3/8% Notes appealed to the 5th Circuit Court of Appeals both the denial of the appeal of the priming order and the denial of the appeal of the December 17, 2001 order. On March 14, 2002, the Official Committee of Unsecured Creditors filed a cross appeal of the December 17, 2001 order, which cross appeal is also pending before the 5th Circuit. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. While no assurances can be given, we do not believe the priming order will be overturned by the 5th Circuit. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is overturned on appeal, the Debtors would need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. We can give no assurances that the priming order will not be stayed or will be upheld on appeal or, if stayed or not upheld on appeal, that additional sources of financing will be available or adequate, or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations. See "Liquidity and Capital Resources."

     At March 31, 2002, the total credit available under the DIP Financing was limited to $116.9 million due to borrowing base restrictions under the current assets revolver. At March 31, 2002, $56.2 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4 million of letters of credit were outstanding under the current assets revolver leaving at March 31, 2002, unused borrowing capacity under the DIP Financing of approximately $56.7 million. However, during the second quarter of fiscal 2002, we conducted a two-month maintenance turnaround, including catalyst change, of our styrene production unit at our Texas City facility, with total cash expenditures for the turnaround expected to be approximately $20 million. These expenditures were funded by borrowings under the DIP Financing during the second and third quarters of fiscal 2002.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), entered into a financing agreement with CIT Business Credit Canada, Inc. ("CIT Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. The initial term of the Canadian Financing Agreement extends to July 2004. The Canadian Financing Agreement may be terminated by CIT Canada thereafter only by giving 60 days' written notice of termination prior to each subsequent anniversary date. Sterling Pulp may terminate the Canadian Financing Agreement at any time but is required to give 60 days' notice and pay an early termination fee. At March 31, 2002, $11.9 million was drawn under the Canadian Financing Agreement.

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

     As a result of the bankruptcy filings and related events, there can be no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors to continue as a going concern is dependent upon, among other things:

     - the Debtors' ability to comply with the terms of the DIP Financing and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 cases,

     - the ability of the Debtors to maintain access to the incremental $40 million in DIP Financing that is dependent on an effective priming order,

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

     On December 19, 2001, we announced that Frank P. Diassi had elected to terminate his employment as Co-Chief Executive Officer and executive Chairman of the Board. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under our employee retention and severance plans. Our Compensation Committee is continuing to evaluate the merits of Mr. Diassi's claim. On January 25, 2002, Mr. Diassi resigned from our Board of Directors.

     The primary union agreement at our Texas City facility is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas, which covers all hourly employees at our Texas City facility.

This agreement was renegotiated as of December 28, 1998 and expired on May 1, 2002. The union is currently working at our Texas City facility under terms of the expired union agreement. The Company and the union have agreed to a 72-hour notification period prior to a strike or lockout. The Company has developed contingency plans designed to avoid undue disruption of operations in the event of a strike or lockout.

LIQUIDITY AND CAPITAL RESOURCES

  DIP FINANCING AND CANADIAN FINANCING AGREEMENT

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into the DIP Financing. The DIP Financing is designed to give the Debtors the opportunity, during the reorganization process, to develop a new capital structure that will support them over the long-term, including during recurring cyclical downturns in the markets for the Debtors' petrochemicals products. By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved the $155 million Base Facility consisting of an $85 million "current assets revolver" and a $70 million "fixed assets revolver." Commitments under the current assets revolver were increased to $125 million upon entry of the priming order discussed above. The initial draw under the DIP Financing was used to repay all amounts outstanding under the Debtors' pre-petition revolving credit facilities. Additional borrowings under the DIP Financing may be used to fund the Debtors' post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The final order dated September 14, 2001 was appealed to the U.S. District Court by the indenture trustee for Chemicals' 12 3/8% Senior Secured Notes, but no stay of the final order was sought or imposed, and the order remains fully effective. By order dated February 7, 2002, the U.S. District Court denied the appeal. The indenture trustee appealed this denial to the 5th Circuit Court of Appeals on March 1, 2002. While no assurances can be given, we do not believe the final order will be overturned by the 5th Circuit. Borrowings under the DIP Financing are subject to customary funding conditions, including borrowing base restrictions under the current assets revolver. The Base Facility is secured by substantially all of the assets of the Debtors, and has been granted super-priority administrative expense claim status for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid.

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the current assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. By order dated December 17, 2001, the U.S. District Court reversed the priming order and remanded the matter to the Bankruptcy Court for a determination of a compensatory adjustment in favor of the 12 3/8% Notes, which the U.S. District Court suggested would be satisfied by a 4% increase of the interest rate payable on up to $40 million. On remand, the Bankruptcy Court entered orders dated December 19, 2001 and January 10, 2002 reinstating the priming order, subject to a compensatory adjustment in favor of the 12 3/8% Notes of the accrual during the bankruptcy proceedings of four percentage points of additional interest on up to $40 million of borrowings secured by the priming liens. The priming order was further appealed by the indenture trustee to the U.S. District Court. By orders dated February 8, 2002, the U.S. District Court denied the appeal of the December 17, 2001 order. The U.S. District Court has yet to rule on the January 10, 2002 order. On March 1, 2002, the indenture trustee for the 12 3/8% Notes appealed to the 5th Circuit Court of Appeals both the denial of the appeal of the priming order and the denial of the appeal of the December 17, 2001 order. On March 14, 2002, the Official Committee of Unsecured Creditors filed a cross appeal of the December 17, 2001 order, which cross appeal is also pending before the 5th Circuit. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. While no assurances can be given, we do not believe the priming order will be overturned by the 5th Circuit. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is overturned on appeal, the Debtors would need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. We can give no assurances that the priming order will be upheld on appeal or, if not upheld on appeal, that additional sources of financing will be available or adequate, or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     The Debtors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements under the current assets revolver and compliance with an EBITDA covenant. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy.

     The Base Facility is secured by substantially all of the assets of the Debtors, but some of the liens have been granted super-priority administrative expense claim status for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid. At March 31, 2002, the total credit available under the DIP Financing was limited to $116.9 million due to borrowing base restrictions under the current assets revolver. At March 31, 2002, $56.2 million was drawn under the fixed assets revolver and there were no borrowings outstanding under the current assets revolver. In addition, approximately $4 million of letters of credit were outstanding under the current assets revolver leaving, at March 31, 2002, unused borrowing capacity under the DIP Financing of approximately $56.7 million. However, during the second quarter of fiscal 2002, we conducted a two-month maintenance turnaround, including catalyst change, of our styrene production unit at our Texas City facility, with total cash expenditures for the turnaround expected to be approximately $20 million. These expenditures were funded by borrowings under the DIP Financing during the second and third quarters of fiscal 2002.

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

  SASKATOON FACILITY

     In July 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions (the "Saskatoon Credit

Agreement"). The indebtedness under the Saskatoon Credit Agreement is secured by substantially all of the assets of Sterling Sask, including the Saskatoon facility. The Saskatoon Credit Agreement requires that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility. In addition, the Saskatoon Credit Agreement contains provisions which prohibit the payment of advances, loans and dividends from Sterling Sask to Chemicals or Holdings. The Saskatoon Credit Agreement originally included a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes. No borrowings were outstanding under the Saskatoon revolving credit facility as of March 31, 2002.

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

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement executed a forbearance agreement under which they agreed to not exercise their remedies under that agreement prior to December 31, 2001 in exchange for the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from Sterling Sask to us or Chemicals and the inclusion of a prohibition on draws under the revolving credit portion of the facility during the remainder of calendar year 2001. On January 2, 2002 Sterling Sask entered into a waiver and amending agreement (the "Waiver Agreement"), effective December 18, 2001, with its lenders. The Waiver Agreement waived the existing defaults, rescinded the acceleration of the amounts outstanding under the Saskatoon Credit Agreement and reinstated the commitments thereunder. The Waiver Agreement provides for a reduction of the revolving credit facility commitment to Cdn $4.0 million and changes the expiration date on the Tranche A term loan from June 30, 2003 to December 31, 2002 and on the Tranche B term loan from June 30, 2005 to June 30, 2003. During the first six months of fiscal 2002, payments of approximately $7.8 million were made pursuant to this obligation. Accordingly, $3.5 million of the remaining debt will mature during the remainder of fiscal 2002 and $20.8 million will mature during fiscal 2003. The Waiver Agreement also set a minimum discount rate and Eurodollar rate margin of 2.50% over the Base Rate or LIBOR, respectively, for the remaining term of the facility. Sterling Sask has not drawn on the revolving credit facility since its inception in 1997 and as of March 31, 2002, had approximately $11.4 million in cash and cash equivalents on hand.

     We believe the credit available under the Saskatoon revolving credit facility, when added to internally generated funds and other sources of capital, will be sufficient to meet Sterling Sask's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

  WORKING CAPITAL

     Working capital at March 31, 2002 was approximately $68.9 million, a decrease of approximately $3 million from our working capital on September 30, 2001. Working capital at March 31, 2002 excludes pre-petition liabilities subject to compromise. This change in working capital consisted of a reduction in the current portion of long-term debt of $24.8 million, primarily due to the reclassification of debt under the Saskatoon Credit Agreement to long-term due to the rescission of the acceleration of that debt provided in the Waiver Agreement, which was substantially offset by increases in accounts payable and accrued liabilities and a decrease in accounts receivable.

  CASH FLOW

     Net cash provided by our operations was $9.7 million for the first six months of fiscal 2002, compared to net cash used in our operations of approximately $35 million during the first six months of fiscal 2001. This increase in net cash provided by operations resulted primarily from a reduction in net losses between the first six months of fiscal 2002 and the first six months of fiscal 2001. Net cash flow used in our investing activities was $9.0 million for the first six months of fiscal 2002 compared to $8.6 million during the first six months of fiscal 2001. Net cash used in our financing activities was $2.0 million for the first six months of fiscal 2002 compared to cash provided by financing activities of $45.6 million during the first six months of fiscal 2001. This change was primarily due to borrowings on our prior credit agreement during the first six months of fiscal 2001.

  CAPITAL EXPENDITURES

     Our capital expenditures were $9.0 million during the first six months of fiscal 2002, consistent with the first six months of fiscal 2001. The majority of capital expenditures in the first six months of fiscal 2002 were primarily in our petrochemicals operations due to the styrene turnaround. During the remainder of fiscal 2002, capital expenditures are anticipated to be approximately $10-15 million for routine safety, environmental and equipment replacement matters. We expect to fund our remaining fiscal 2002 capital expenditures from operating cash flow, plus borrowings under the DIP Financing and the Canadian Financing Agreement, if needed.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31,
  2001

     Our revenues were approximately $123 million in the second quarter of fiscal 2002, compared to approximately $199 million in revenues during the second quarter of fiscal 2001. This decrease in revenues resulted primarily from lower styrene sales prices and lower acrylonitrile sales volumes due to the continued shutdown of our acrylonitrile facility since February 2001. We recorded a net loss attributable to common stockholders of approximately $15.4 million, or $1.21 per share, for the second quarter of fiscal 2002, compared to the net loss attributable to common stockholders of approximately $53.5 million, or $4.19 per share, we recorded for the second quarter of fiscal 2001. Chemicals' recorded a net loss of approximately $15.3 million for the second quarter of fiscal 2002, compared to a net loss of approximately $46.0 million in the second quarter of fiscal 2001. These decreases in our net losses were primarily due to lower interest costs, as we did not accrue interest on our unsecured or undersecured funded indebtedness during the second quarter of fiscal 2002 as it is generally disallowed per the Bankruptcy Code. This was partially offset by reorganization items recorded during this same period.

  Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $65 million in the second quarter of fiscal 2002, compared to $141 million for the second quarter of fiscal 2001. This decrease in revenues resulted primarily from decreases in styrene sales prices and lower acrylonitrile sales volumes in the second quarter of fiscal 2002 compared to the prior period due to the continued shutdown of our acrylonitrile facility since February 2001. Our petrochemicals operations recorded an operating loss of approximately $12 million for the second quarter of fiscal 2002, whereas these operations recorded an operating loss of approximately $29 million for the second quarter of fiscal 2001, as reduced revenues from these operations were substantially offset by a reduction in cost of sales.

     Revenues from our styrene operations were approximately $35 million in the second quarter of fiscal 2002, a decrease of approximately 36% from the approximately $55 million in revenues from those operations in the second quarter of fiscal 2001. Our total sales volumes for styrene in the second quarter of fiscal 2002 decreased approximately 2% from those realized during the second quarter of fiscal 2001. This decrease resulted primarily from a two-month maintenance turnaround of our styrene production unit at our Texas City facility conducted in the second quarter of fiscal 2002. Direct sales prices for styrene in the second quarter of fiscal 2002 decreased approximately 33% from those realized during the second quarter of fiscal 2001. Spot prices for styrene, a component of our direct sales prices, increased during the second quarter of fiscal 2002 from $0.19 per pound peaking at $0.35 per pound at the end of March 2002 compared to approximately $0.23-$0.25 per pound during the second quarter of fiscal 2001. While direct sales prices decreased in the second quarter of fiscal 2002 from the year-ago period, gross margins for styrene improved during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 due to a decrease in raw material and energy costs. During the second quarter of fiscal 2002, prices for benzene and ethylene, the two primary raw materials for styrene, decreased approximately 28% and 49%, respectively, from the prices we paid for these products in the second quarter of fiscal 2001. Prices for natural gas also decreased 63% during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

     Total sales volumes of our acrylonitrile and derivatives operations decreased approximately 91% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. This was primarily due to the continued shutdown of our acrylonitrile facility which commenced in February 2001 which was partially offset by sales of third party acrylonitrile. Revenue decreased 93% in the second quarter of fiscal 2002 compared to the second quarter of 2001, also as a result of the continued shutdown.

     Revenues from our acrylic fibers operations were approximately $4 million in the second quarter of fiscal 2002, a decrease of approximately 72% from the $15 million in revenues we received from these operations in the second quarter of fiscal 2001. Sales volumes of our acrylic fibers in the second quarter of fiscal 2002 decreased approximately 85% from those experienced during the second quarter of fiscal 2001. These decreases in revenues and sales volumes resulted primarily from our withdrawal from the traditional commodity textile business in the third quarter of fiscal 2001 and the resulting significant reduction in our operations at our acrylic fibers plant.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were $26 million in the second quarter of fiscal 2002, a decrease from the $39 million in revenues from these operations during the second quarter of fiscal 2001. Our other petrochemicals operations reported a decrease of 4% in operating earnings for the second quarter of fiscal 2002 compared to that realized during the second quarter of fiscal 2002. These decreases in revenues and operating earnings were mostly due to decreases in sales volumes and prices, primarily with respect to our acetic acid and plasticizers operations. In addition, operating income during the second quarter of fiscal 2001 was favorably impacted due to net proceeds of $3 million recorded in connection with a settlement of a dispute related to the construction of our methanol facility.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $57 million in the second quarter of fiscal 2002, a slight decrease compared to revenues from these operations in the second quarter of fiscal 2001. Sales prices of our sodium chlorate increased approximately 6% in the second quarter of fiscal 2002 compared to the first quarter of fiscal 2001, while sodium chlorate sales volumes decreased approximately 7% during this period. There was also a reduction in chlorine dioxide generator royalties, a decrease of 24% compared to the second quarter of 2001. Our pulp chemicals operations recorded operating earnings of approximately $11 million in the second quarter of fiscal 2002, consistent with operating earnings from these operations during the second quarter of fiscal 2001.

  Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses in the second quarter of fiscal 2002 were approximately $6 million compared to approximately $7 million for the same period of fiscal 2001. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

  Reorganization Items

     Reorganization items incurred during the second quarter of fiscal 2002 were approximately $4.7 million, which was primarily for professional fees incurred in connection with the Debtors' Chapter 11 filings.

  SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

     Our revenues were approximately $247 million during the first six months of fiscal 2002, compared to approximately $453 million in revenues during the first six months of fiscal 2001. This decrease in revenues resulted primarily from lower styrene sales prices and sales volumes and lower acrylonitrile sales volumes. We recorded a net loss attributable to common stockholders of approximately $30.3 million, or $2.37 per share, for the first six months of fiscal 2002, compared to the net loss attributable to common stockholders of approximately $84.8 million, or $6.63 per share, we recorded for the first six months of fiscal 2001. Chemicals recorded a net loss of approximately $30 million for the first six months of fiscal 2002, compared to a net loss of approximately $70 million for the first six months of fiscal 2001. These decreases in net losses were primarily due to lower interest costs as we did not accrue interest on our unsecured or undersecured funded indebtedness during the first six months of fiscal 2002 as it is generally disallowed per the Bankruptcy Code. This was partially offset by reorganization items recorded during the first six months of fiscal 2002.

  Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $133 million during the first six months of fiscal 2002, compared to $338 million for the first six months of fiscal 2001. This reduction was caused primarily by decreases in styrene sales prices and sales volumes and lower acrylonitrile sales volumes in the first six months of fiscal 2002, compared to the first six months of fiscal 2001. Our petrochemicals operations recorded an operating loss of approximately $24 million for the first six months of fiscal 2002, compared to operating loss of approximately $38 million for the first six months of fiscal 2001. This difference resulted primarily from our withdrawal from the traditional commodity textile business which accounted for a significant portion of the loss in the first six months of 2001.

     Revenues from our styrene operations were approximately $73 million during the first six months of fiscal 2002, a decrease of approximately 51% from the approximately $150 million in revenues from those operations during the first six months of fiscal 2001. Our total sales volumes for styrene in the first six months of fiscal 2002 decreased approximately 24% from those experienced during the first six months of fiscal 2001. Direct sales prices for styrene during the first six months of fiscal 2002 decreased approximately 31% from those realized during the first six months of fiscal 2001. However, gross margins for styrene improved during the first six months of fiscal 2002 compared to the year-ago period due to decreases in raw material and energy costs. During the first six months of fiscal 2002, prices for benzene, one of the primary raw materials for styrene, decreased approximately 34% from the prices we paid for benzene in the first six months of fiscal 2001, and prices for ethylene, the other primary raw material for styrene, decreased approximately 40% compared to the prices we paid for ethylene in the first six months of fiscal 2001. Prices for natural gas also decreased 60% during the first six months of fiscal 2002 compared to the first six months of fiscal 2001. Due to the factors discussed above, margins on our styrene sales in the first six months of fiscal 2002 increased slightly from those realized during the first six months of fiscal 2001.

     Total sales volumes of our acrylonitrile and derivatives operations decreased approximately 94% in the first six months of fiscal 2002 compared to the first six months of fiscal 2001. This was primarily due to the continued shutdown of our acrylonitrile facility which commenced in February 2001 which was partially offset by sales of third party acrylonitrile. Revenue decreased 95% in the first six months of fiscal 2002 compared to the first six months of 2001, also as a result of the continued shutdown.

     Revenues from our acrylic fibers operations were approximately $9 million for the first six months of fiscal 2002, a decrease of approximately 69% from the approximately $30 million in revenues from these operations during the first six months of fiscal 2001. Sales volumes of our acrylic fibers during the first six months of fiscal 2002 decreased approximately 84% from those experienced during the first six months of fiscal 2001.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were approximately $49 million during the first six months of fiscal 2002, a decrease of approximately 35% from the approximately $75 million in revenues from these operations during the first six months of fiscal 2001. The decrease in revenues during the first six months of fiscal 2002 compared to the year-ago period resulted primarily from lower energy costs which reduced sales prices for our acetic acid and plasticizers sales. Our other petrochemicals operations reported a decrease of 4.5% in operating earnings for the first six months of fiscal 2002 compared to that realized during the first six months of fiscal 2001, primarily due to the decrease in sales volumes. In addition, operating income during the second quarter of fiscal 2001 was favorably impacted due to net proceeds of $3 million recorded in connection with a settlement of a dispute related to the construction of our methanol facility.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $114 million during the first six months of fiscal 2002, comparable to the approximately $115 million in revenues from these operations during the first six months of fiscal 2001. Sales prices of our sodium chlorate increased approximately 7% during the first six months of fiscal 2002 compared to the first six months of fiscal 2001, although sodium chlorate sales volumes decreased approximately 5% during this period. This increase in revenue was partially offset by a reduction in chlorine dioxide generator royalties. Our pulp chemicals operations recorded operating earnings of approximately $24 million during the first six months of fiscal 2002 consistent with operating earnings of approximately $23 million during the first six months of fiscal 2001.

  Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses for the first six months of fiscal 2002 were approximately $12 million compared to approximately $14 million for the same period of fiscal 2001. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant impact on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through the first six months of fiscal 2002, there were no significant changes in our market risk disclosures as set forth in the Annual Report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  The following exhibits are filed as part of this Form 10-Q:

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 11.1     --   Earning Per Share Computation.
 15.1     --   Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

     (b) Reports on Form 8-K

          1. On January 7, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          2. On February 4, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          3. On February 27, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          4. On April 1, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          5. On April 29, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

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

                                          STERLING CHEMICALS HOLDINGS, INC.
                                          STERLING CHEMICALS, INC.
                                          (Registrants)

                                                  /s/ DAVID G. ELKINS
                                          --------------------------------------
                                                     David G. Elkins
                                             President and Co-Chief Executive
                                                         Officer

Date: May 13, 2002

                                                 /s/ RICHARD K. CRUMP
                                          --------------------------------------
                                                     Richard K. Crump
                                                Co-Chief Executive Officer

Date: May 13, 2002

                                                /s/ PAUL G. VANDERHOVEN
                                          --------------------------------------
                                                   Paul G. Vanderhoven
                                           Vice President -- Finance and Chief
                                          Financial Officer (Principal Financial
                                                         Officer)

Date: May 13, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 11.1     --   Earning Per Share Computation.
 15.1     --   Letter of Deloitte & Touche LLP regarding unaudited interim financial information.