Form 10-Q
period 2002-06-30
STERLING CHEMICALS HOLDINGS INC /TX/; STERLING CHEMICAL INC
filed 2002-08-13
CIK 795662, 1014669

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-10059

                       STERLING CHEMICALS HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      76-0185186
      (State or other jurisdiction of a                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)




        1200 SMITH STREET, SUITE 1900                          (713) 650-3700
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

     As of July 31, 2002, Sterling Chemicals Holdings, Inc. had 12,776,678 shares of common stock outstanding. As of July 31, 2002, all outstanding equity securities of Sterling Chemicals, Inc. were owned by Sterling Chemicals Holdings, Inc.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations or financial position, the adequacy of our liquidity and our market sensitive financial instruments. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include developments in our Chapter 11 proceedings, the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms, federal and state regulatory developments, our high financial leverage, petitions filed or actions taken in connection with our bankruptcy proceedings, the availability of skilled personnel, our ability to attract or retain high quality employees and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Known Events, Trends, Uncertainties and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of August 12, 2002, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 12, 2002 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

                                     INDEX

                                                                       PAGE
                                                                       ----
                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)............................    4
         a) Sterling Chemicals Holdings, Inc.........................    4
         b) Sterling Chemicals, Inc..................................    7
         c) Report of Independent Accountants (Sterling Chemicals       30
         Holdings, Inc.).............................................
         d) Report of Independent Accountants (Sterling Chemicals,      31
         Inc.).......................................................
         e) Sterling Chemicals Guarantors............................   32
         f) Report of Independent Accountants (Sterling Chemicals       48
         Guarantors).................................................
Item 2.  Management's Discussion and Analysis of Financial Condition    49
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures About Market          59
         Risk........................................................

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   60
Item 4.  Submission of Matters to a Vote of Security Holders.........   60
Item 6.  Exhibits and Reports of Form 8-K............................   60

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                   ----------------------   ----------------------
                                                     2002         2001        2002         2001
                                                   ---------   ----------   ---------   ----------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................................  $200,815    $ 155,254    $447,347    $ 608,165
Cost of goods sold...............................   170,587      162,357     397,526      616,988
                                                   --------    ---------    --------    ---------
Gross profit (loss)..............................    30,228       (7,103)     49,821       (8,823)
Selling, general and administrative expenses.....     5,023        7,252      16,866       21,080
Reorganization items.............................     4,597           --      12,911           --
Interest and debt related expenses, net of
  interest income(1).............................    11,327       30,758      35,532       94,405
                                                   --------    ---------    --------    ---------
Income (loss) before income taxes................     9,281      (45,113)    (15,488)    (124,308)
Provision for income taxes.......................     2,399       54,715       7,918       58,677
                                                   --------    ---------    --------    ---------
Net income (loss)................................     6,882      (99,828)    (23,406)    (182,985)
Preferred stock dividends........................        --          838          --        2,460
                                                   --------    ---------    --------    ---------
Net income (loss) attributable to common
  stockholders...................................  $  6,882    $(100,666)   $(23,406)   $(185,445)
                                                   ========    =========    ========    =========
Net income (loss) per common share, basic and
  diluted........................................  $    .54    $   (7.88)   $  (1.83)   $  (14.51)
                                                   ========    =========    ========    =========
Weighted average shares outstanding:
  Basic and diluted..............................    12,777       12,779      12,777       12,779

---------------

(1) Contractual interest for the three and nine-month periods ended June 30, 2002 totaled $30,095 and $91,836, respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                               (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  13,176     $  15,830
  Accounts receivable, net..................................    123,756       100,690
  Inventories...............................................     55,407        48,318
  Prepaid expenses..........................................      7,012         3,358
                                                              ---------     ---------
     Total current assets...................................    199,351       168,196
Property, plant and equipment, net..........................    272,127       284,944
Other assets................................................     52,028        57,003
                                                              ---------     ---------
     Total assets...........................................  $ 523,506     $ 510,143
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  53,972     $  27,436
  Accrued liabilities.......................................     40,200        35,725
  Current portion of long-term debt.........................     19,715        33,260
                                                              ---------     ---------
     Total current liabilities..............................    113,887        96,421
Pre-petition liabilities -- subject to compromise...........    712,873       744,857
Pre-petition liabilities -- not subject to compromise.......    348,773       325,655
Long-term debt..............................................     80,753        61,084
Deferred income tax liability...............................     14,821        14,504
Deferred credits and other liabilities......................     20,290        15,786
Common stock held by ESOP...................................        289           289
Redeemable preferred stock..................................     27,272        27,272
Commitments and contingencies (Note 5)
Stockholders' deficit:
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 12,422,000 shares issued and 12,199,000
     outstanding at June 30, 2002 and at September 30,
     2001...................................................        123           123
  Additional paid-in capital................................   (546,056)     (546,056)
  Accumulated deficit.......................................   (212,605)     (189,199)
  Accumulated other comprehensive income....................    (34,377)      (38,053)
  Deferred compensation.....................................         --            (3)
                                                              ---------     ---------
                                                               (792,915)     (773,188)
  Treasury stock, at cost, 223,000 shares at June 30, 2002
     and at September 30, 2001..............................     (2,537)       (2,537)
                                                              ---------     ---------
     Total stockholders' deficit............................   (795,452)     (775,725)
                                                              ---------     ---------
       Total liabilities and stockholders' deficit..........  $ 523,506     $ 510,143
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

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(23,406)   $(182,985)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    29,585       40,469
     Interest amortization..................................     5,586        4,289
     Deferred tax expense...................................       317       56,014
     Discount notes amortization............................        --       18,182
     Other..................................................    (1,831)         398
  Change in assets/liabilities:
     Accounts receivable....................................   (23,066)      62,339
     Inventories............................................    (7,089)      27,396
     Prepaid expenses.......................................    (3,654)        (805)
     Other assets...........................................      (611)      (5,498)
     Accounts payable.......................................    26,536      (44,623)
     Accrued liabilities....................................     4,475      (12,363)
     Other liabilities......................................    (4,362)      10,543
                                                              --------    ---------
Net cash provided by (used in) operating activities.........     2,480      (26,644)
                                                              --------    ---------
Cash flows from investing activities:
  Capital expenditures......................................   (11,932)     (14,453)
                                                              --------    ---------
Cash flows from financing activities:
  Payment on Saskatoon term loans...........................   (14,221)      (1,949)
  Net changes in Prior Credit Agreement.....................        --       55,805
  Net borrowings under DIP Facility.........................    34,209           --
  Payments on Canadian Financing Agreement..................   (15,730)          --
  Other.....................................................     1,866         (212)
                                                              --------    ---------
Net cash provided by financing activities...................     6,124       53,644
                                                              --------    ---------
Effect of exchange rate on cash.............................       674            6
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........    (2,654)      12,553
Cash and cash equivalents -- beginning of year..............    15,830        7,667
                                                              --------    ---------
Cash and cash equivalents -- end of period..................  $ 13,176    $  20,220
                                                              ========    =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (4,726)   $ (56,324)
  Income taxes paid.........................................    (3,635)        (657)
  Cash paid for reorganization items........................   (11,100)          --

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------   --------------------
                                                      2002       2001       2002       2001
                                                    --------   --------   --------   ---------
                                                              (DOLLARS IN THOUSANDS)
Revenues..........................................  $200,815   $155,254   $447,347   $ 608,165
Cost of goods sold................................   170,587    162,357    397,526     616,988
                                                    --------   --------   --------   ---------
Gross profit (loss)...............................    30,228     (7,103)    49,821      (8,823)
Selling, general and administrative expenses......     4,962      6,984     16,689      20,031
Reorganization items..............................     4,597         --     12,911          --
Interest and debt related expenses, net of
  interest inc.(1)................................    11,327     24,220     35,409      75,406
                                                    --------   --------   --------   ---------
Income (loss) before income taxes.................     9,342    (38,307)   (15,188)   (104,260)
Provision for income taxes........................     2,399     37,113      7,918      41,075
                                                    --------   --------   --------   ---------
Net income (loss).................................  $  6,943   $(75,420)  $(23,106)  $(145,335)
                                                    ========   ========   ========   =========

---------------

(1) Contractual interest for the three and nine-month periods ended June 30, 2002 totaled $23,624 and $72,299, respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

                            STERLING CHEMICALS, INC.
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  13,005     $  14,459
  Accounts receivable, net..................................    125,981       103,933
  Inventories...............................................     55,407        48,318
  Prepaid expenses..........................................      6,979         3,349
                                                              ---------     ---------
     Total current assets...................................    201,372       170,059
Property, plant and equipment, net..........................    272,127       284,944
Other assets................................................     51,888        56,847
                                                              ---------     ---------
     Total assets...........................................  $ 525,387     $ 511,850
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  53,972     $  27,436
  Accrued liabilities.......................................     40,200        35,725
  Current portion of long-term debt.........................     19,715        33,260
                                                              ---------     ---------
  Total current liabilities.................................    113,887        96,421
Pre-petition liabilities -- subject to compromise...........    529,587       561,692
Pre-petition liabilities -- not subject to compromise.......    348,773       325,655
Long-term debt..............................................     80,753        61,084
Deferred income tax liability...............................     14,821        14,504
Deferred credits and other liabilities......................     20,290        15,787
Common stock held by ESOP...................................        289           289
Commitments and contingencies (Note 5)......................
Stockholder's deficit:
  Common stock, $.01 par value..............................         --            --
  Additional paid-in capital................................   (141,786)     (141,786)
  Accumulated deficit.......................................   (406,846)     (383,740)
  Accumulated other comprehensive income....................    (34,381)      (38,053)
  Deferred compensation.....................................         --            (3)
                                                              ---------     ---------
  Total stockholders' deficit...............................   (583,013)     (563,582)
                                                              ---------     ---------
  Total liabilities and stockholder's deficit...............  $ 525,387     $ 511,850
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

                            STERLING CHEMICALS, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................  $(23,106)   $(145,335)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    29,585       40,054
  Interest amortization.....................................     5,586        4,289
  Deferred tax expense......................................       317       38,412
  Other.....................................................    (1,835)         (69)
Change in assets/liabilities:
  Accounts receivable.......................................   (22,048)      62,680
  Inventories...............................................    (7,089)      27,396
  Prepaid expenses..........................................    (3,630)        (805)
  Other assets..............................................      (627)      (5,498)
  Accounts payable..........................................    26,536      (46,687)
  Accrued liabilities.......................................     4,475      (11,057)
  Other liabilities.........................................    (4,484)      10,543
                                                              --------    ---------
Net cash provided by (used in) operating activities.........     3,680      (26,077)
                                                              --------    ---------
Cash flows from investing activities:
  Capital expenditures......................................   (11,932)     (14,453)
                                                              --------    ---------
Cash flows from financing activities:
  Payment on Saskatoon term loans...........................   (14,221)      (1,949)
  Net changes in Prior Credit Agreement.....................        --       55,805
  Net borrowings under DIP Facility.........................    34,209           --
  Payments on Canadian Financing Agreement..................   (15,730)          --
  Other.....................................................     1,866         (212)
                                                              --------    ---------
Net cash provided by financing activities...................     6,124       53,644
                                                              --------    ---------
Effect of United States/Canadian exchange rate on cash......       674            6
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........    (1,454)      13,120
Cash and cash equivalents -- beginning of year..............    14,459        5,740
                                                              --------    ---------
Cash and cash equivalents -- end of period..................  $ 13,005    $  18,860
                                                              ========    =========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (4,731)   $ (56,259)
  Income taxes (paid) received..............................    (3,635)        (657)
  Cash paid for reorganization items........................    (9,725)          --

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

  INTERIM FINANCIAL INFORMATION

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly:

     - the consolidated financial position of Sterling Chemicals Holdings, Inc. (Debtor-in-Possession) ("Holdings") and its subsidiaries and the consolidated financial position of Sterling Chemicals, Inc. (Debtor-in-Possession) ("Chemicals") and its subsidiaries as of June 30, 2002, and

     - the respective consolidated results of operations and cash flows of Holdings and its subsidiaries and Chemicals and its subsidiaries for the applicable three and nine-month periods ended June 30, 2002 and June 30, 2001, respectively.

All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "Annual Report"). The accompanying consolidated balance sheets as of September 30, 2001 have been derived from the audited consolidated balance sheets as of September 30, 2001 included in the Annual Report. The accompanying consolidated financial statements as of and for the nine-month period ended June 30, 2002 have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein. Unless otherwise indicated, Holdings and its subsidiaries, including Chemicals, are collectively referred to as "we," "our," "ours" and "us."

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' deficit.

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the continuation of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings. The accompanying consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

  INDUSTRY CONDITIONS AND LIQUIDITY

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

     A confirmation of a plan of reorganization is the primary objective of the Debtors. The Debtors filed a plan of reorganization (the "Plan") on May 14, 2002 with the Bankruptcy Court, along with an accompanying Disclosure Statement. The Disclosure Statement must be approved by the Bankruptcy Court before the Debtors are authorized to solicit acceptances of the Plan from voting creditors. The Plan may be modified prior to the time that the Disclosure Statement is approved. The Plan, as filed, is premised upon an asset separation structure, with our pulp chemicals business being separated from our core petrochemicals business. Equity ownership of the pulp chemicals business would be transferred to the holders of Chemicals' 123/8% Senior Secured Notes, while equity ownership of the petrochemicals business would be shared, in percentages to be determined, by one or more new equity investors and the holders of unsecured claims. The Debtors are currently negotiating with a potential equity investor. The Plan calls for the infusion of up to $80 million by the new equity investors, $50 million of which would be invested at the time the Debtors' emerge from Chapter
11. Since the filing of the Plan, the Debtors have been engaged in negotiations with their major creditor groups in an effort to reach a consensus as to the ultimate terms of the Plan. Those negotiations have resulted in a decision by the Debtors to begin marketing their pulp chemicals business. It is currently contemplated that any resulting sale would close contemporaneously with the Debtors' emergence from bankruptcy. The Debtors reserve the right, however, based upon marketing results, to defer the sale of their pulp chemicals business and to continue forward with the Plan in its current structure, with other modifications that may be agreed to with the major creditor groups. No assurances can be given that the Plan will be confirmed or that any plan that is confirmed will contain the terms in the current Plan. However, when confirmed, the Plan is expected to result in the elimination of Holdings' classes of equity interests and the significant dilution or elimination of some or all of the Debtors' classes of existing public debt.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Debtors or the claims of creditors of the Debtors or the stockholders of Holdings. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, are likely to be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Reorganization items reflected in the Statement of Operations for the three and nine-month periods ended June 30, 2002 are composed primarily of professional fees directly related to the bankruptcy cases.

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

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the current assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. That appeal gave rise to a series of hearings before, and orders by, both the U.S. District Court and the Bankruptcy Court, from which further appeals were taken by both the Indenture Trustee and the Official Committee of Unsecured Creditors. The result of the hearings held, and rulings issued to date, is that the Company is required to pay an additional 4% interest as a compensatory adjustment in favor of the 12 3/8% Notes on up to $40 million of funds borrowed pursuant to the priming order. Through further appeals pending before the U.S. Court of Appeals for the 5th Circuit, the Indenture Trustee seeks to reverse the priming order entirely or, in the alternative, to increase the rate and tighten the payment terms of the compensatory adjustment. Through cross appeals pending before the 5th Circuit, the Official Committee of Unsecured Creditors seeks to preserve the priming order in force as originally implemented by removing the requirement for the Company to pay any compensatory adjustment. By orders dated May 15, 2002 and July 1, 2002, the 5th Circuit consolidated all pending appeals related to the Company's post-petition financing. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. While no assurances can be given, we do not believe the priming order will be overturned by the 5th Circuit. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is overturned on appeal, the Debtors may need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. We can give no assurances that the priming order will be upheld on appeal or, if not upheld on appeal, that additional sources of financing will be available or adequate, or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     At June 30, 2002, the total credit available under the DIP Financing was limited to $144.7 million due to borrowing base restrictions under the current assets revolver. At June 30, 2002, $70 million was drawn under the fixed assets revolver and $6.5 million was drawn under the current assets revolver. In addition, approximately $5.6 million of letters of credit were outstanding under the current assets revolver leaving, at June 30, 2002, unused borrowing capacity under the DIP Financing of approximately $62.6 million.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), entered into a financing agreement with CIT Business Credit Canada, Inc. ("CIT Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. The

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

initial term of the Canadian Financing Agreement extends to July 2004. The Canadian Financing Agreement may be terminated by CIT Canada thereafter only by giving 60 days' written notice of termination prior to each subsequent anniversary date. Sterling Pulp may terminate the Canadian Financing Agreement at any time but is required to give 60 days' notice and pay an early termination fee. At June 30, 2002, $6.2 million was drawn under the Canadian Financing Agreement.

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

As the Debtors can give no assurances that they will accomplish any of the foregoing, there is substantial doubt about the Debtors', and therefore Holdings' and Chemicals', ability to continue as a going concern.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Debtors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. In addition, the Debtors may have additional liquidity from borrowings under the Saskatoon Refinancing Agreement discussed below. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements under the current assets revolver and compliance with an EBITDA covenant. The EBITDA covenant is reset at the beginning of each fiscal year and currently increases in amount in October 2002. Based on current business forecasts, the Debtors would not be in compliance with the EBITDA covenant beginning in October 2002. The Debtors and lenders are currently discussing amendments to the EBITDA covenant, however there can be no assurance that a satisfactory amendment will be reached. If an event of default occurs, the DIP lenders may terminate their commitments and/or declare any or all portion of the proceeds outstanding under the DIP Financing to be due and payable.

     The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition, as well as their ability to successfully restructure and emerge from bankruptcy.

     The accompanying financial statements do not include any adjustments that may result from the resolution of these uncertainties.

  RECENT DEVELOPMENTS

     On December 19, 2001, we announced that Frank P. Diassi had elected to terminate his employment as Co-Chief Executive Officer and executive Chairman of the Board. On January 25, 2002, Mr. Diassi resigned from our Board of Directors. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under our Key Employee Protection Plan and our Retention Bonus Plan. On June 3, 2002, we denied Mr. Diassi's claim under our Key Employee Protection Plan and, on July 24, 2002, we denied Mr. Diassi's claim under our Retention Bonus Plan. We do not know whether Mr. Diassi will continue to pursue either of these claims.

     On May 1, 2002, the collective bargaining agreement covering most of the hourly employees at our Texas City facility expired. On June 7, 2002, we locked out the union employees, numbering about 215, after several weeks of unsuccessful negotiations with the union leadership and after a majority of the union members voted not to accept our final proposal. Since the lockout began, the Texas City facility has been operated, without interruption or loss of production, by our salaried personnel and contract workers. To date, the lockout has had no material adverse effect on our business, financial position, results of operations or cash flows and, although no assurances can be given, we do not believe the lockout will have such an effect in the future.

     On July 24, 2002, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), our Canadian subsidiary that operates our Saskatoon facility, entered into a new credit agreement with a group of lenders led by Bank of Montreal to provide up to Cdn. $8 million in revolving advances ("Facility A"), and Cdn. $60 million in term loans ("Facility B") (collectively, the "Saskatoon Refinancing Agreement"). An initial borrowing of approximately Cdn. $25 million from Facility B was used to repay all outstanding amounts under the

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Saskatoon Credit Agreement described below. The remaining Cdn. $35 million of availability under Facility B can be borrowed at any time prior to September 2003, subject to certain funding conditions, and up to Cdn. $30 million may be used to supplement the Debtors' liquidity.

     Borrowings under Facility B are required to be repaid on or before July 24, 2006. Borrowings under the revolving Facility A are required to be repaid on or before July 24, 2003.

     Available credit under Facility A is generally subject to a borrowing limit equal to the lesser of Cdn. $8 million and the amount determined as follows: 75% of eligible Canadian accounts receivable plus 60% of eligible United States accounts receivable, plus the lesser of $2 million and 50% of the value of eligible inventory.

     Borrowings under Facility A generally bear interest at an annual rate of LIBOR plus .5 to 2.0%, depending on the option selected by Sterling Sask. Borrowings under Facility B generally bear interest at an annual rate of LIBOR plus 1.0 to 2.5%.

     The Saskatoon Refinancing Agreement contains numerous covenants, including, but not limited to, restrictions on the ability of Sterling Sask to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenant ratios. As of August 12, 2002, none of these covenants restrict our ability to borrow or restrict the use of proceeds under the Saskatoon Refinancing Agreement, although there can be no assurances that they will be not be restrictive in the future.

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

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Revenues:
  Petrochemicals...........................  $141,544   $ 99,420   $274,297   $438,096
  Pulp chemicals...........................    59,271     55,834    173,050    170,069
                                             --------   --------   --------   --------
  Total....................................  $200,815   $155,254   $447,347   $608,165
                                             ========   ========   ========   ========
Operating income (loss):
  Petrochemicals...........................  $ 10,802   $(24,502)  $(13,581)  $(62,639)
  Pulp chemicals...........................     9,806     10,147     33,625     32,736
                                             --------   --------   --------   --------
  Total....................................  $ 20,608   $(14,355)  $ 20,044   $(29,903)
                                             ========   ========   ========   ========

  COMPREHENSIVE LOSS

     Our total comprehensive net income (loss) for the three-month periods ended June 30, 2002 and June 30, 2001 was $11,357,000 and $(96,276,000), respectively.
Our total comprehensive net loss for the nine-month periods ended June 30, 2002 and June 30, 2001 was $(19,730,000) and $(183,598,000), respectively. The total comprehensive net income (loss) of Chemicals and its subsidiaries for the three-month periods

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ended June 30, 2002 and June 30, 2001 was $11,420,000 and $(71,867,000),
respectively. The total comprehensive net loss of Chemicals and its subsidiaries for the nine-month periods ended June 30, 2002 and June 30, 2001 was $(19,434,000) and $(145,948,000), respectively.

2.  INVENTORIES

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                              --------   -------------
                                                               (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
Finished products...........................................  $30,471       $25,660
Raw materials...............................................    8,883         9,006
Inventories under exchange agreements.......................    2,975           749
Stores and supplies.........................................   13,078        12,903
                                                              -------       -------
                                                              $55,407       $48,318
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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of June 30, 2002 and September 30, 2001, consisted of the following:

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                              --------   -------------
                                                               (DOLLARS IN THOUSANDS)
Accrued litigation..........................................  $  3,454     $  3,454
Trade accounts payable......................................    25,981       34,486
Accrued interest............................................    18,521       19,201
Debt:(1)
  11 1/4% Notes.............................................   149,500      149,500
  11 3/4% Notes.............................................   268,885      268,885
  13 1/2% Notes.............................................   185,436      185,436
Employee benefits...........................................    57,636       64,853
Accrued taxes...............................................       751        4,811
Other.......................................................     2,709       14,231
                                                              --------     --------
Total liabilities subject to compromise.....................  $712,873     $744,857
                                                              ========     ========

---------------

(1) Debt liabilities are presented net of unamortized debt issue costs of $12.9 million.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition debt described above that was not paid or charged to earnings for the period from July 16, 2001 to September 30, 2001 was $15.3 million and for the three and nine-month periods ended June 30, 2002 was $18.7 million and $56.3 million, respectively. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims.

  LIABILITIES NOT SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. The Debtors believe all amounts below are fully secured liabilities or have been approved by the Bankruptcy Court and are not expected to be compromised.

     On a consolidated basis, recorded liabilities not subject to compromise under Chapter 11 proceedings as of June 30, 2002 and September 30, 2001, consisted of the following:

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                              --------   -------------
                                                               (DOLLARS IN THOUSANDS)
12 3/8% Senior Secured Notes................................  $295,000     $295,000
Accrued interest on 12 3/8% Senior Secured Notes............    53,363       25,983
Employee benefits...........................................       410        4,672
                                                              --------     --------
Total liabilities not subject to compromise.................  $348,773     $325,655
                                                              ========     ========

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  LONG-TERM DEBT

     This note contains information regarding our short-term borrowings and long-term debt as of June 30, 2002 and September 30, 2001. As a result of the Debtors' bankruptcy filing, principal and interest payments may not be made on pre-petition debt except as approved by the Bankruptcy Court.

     Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under the Debtors' pre-petition revolving credit facilities (the "Prior Credit Agreement") and each of the indentures governing our outstanding notes, and all of this indebtedness was accelerated and became immediately due and payable. The indebtedness under the Prior Credit Agreement was completely paid off with the proceeds of the initial draw under the DIP Financing. The Debtors may not, however, pay the indebtedness under the indentures other than pursuant to a confirmed plan of reorganization or an order of the Bankruptcy Court. During the pendency of the Chapter 11 cases, the Debtors are not, for the most part, subject to the restrictions contained in the Prior Credit Agreement or any of the indentures. However, the Debtors are subject to the restrictions contained in the DIP Financing, Sterling Pulp is subject to restrictions contained in both the DIP Financing and the Canadian Financing Agreement and our Saskatoon subsidiary is subject to the restrictions contained in its credit facility.

     In July 1997, Sterling Sask entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions (the "Saskatoon Credit Agreement"). The indebtedness under the Saskatoon Credit Agreement was secured by substantially all of the assets of Sterling Sask, including the Saskatoon facility. The Saskatoon Credit Agreement required that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility. In addition, the Saskatoon Credit Agreement contained provisions which prohibited the payment of advances, loans and dividends from Sterling Sask to Chemicals or Holdings. The Saskatoon Credit Agreement originally included a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes.

     The Saskatoon Credit Agreement contained provisions which restrict the payment of advances, loans and dividends from Sterling Sask to us or Chemicals. The most restrictive of these covenants limited such payments during fiscal 2001 to approximately $1 million, plus any amounts due to us from Sterling Sask under our intercompany tax sharing agreement. In addition, because of its designation as an "Unrestricted Subsidiary" under the DIP Financing and the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes, Sterling Sask's results are not considered in determining compliance with the covenants contained therein.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement executed a forbearance agreement under which they agreed to not exercise their remedies prior to December 31, 2001, in exchange for the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from Sterling Sask to us or to Chemicals and the inclusion of a prohibition on draws under the revolving credit portion of the facility during the remainder of calendar year 2001. On January 2, 2002, Sterling Sask entered into a waiver and amending agreement (the "Waiver Agreement"), effective December 18, 2001, with its lenders. The Waiver Agreement waived the existing defaults, rescinded the acceleration of the amounts outstanding under the Saskatoon Credit Agreement and reinstated the commitments thereunder. The Waiver Agreement provided for a reduction of the revolving credit facility commitment to Cdn $4.0 million and changed the expiration date on the Tranche A term loan from June 30, 2003 to December 31, 2002 and on the Tranche B term loan from June 30, 2005 to June 30, 2003. During the first nine months of fiscal 2002, payments of approximately $14.2 million were made pursuant to this obligation. The Waiver Agreement also set a minimum discount rate and Eurodollar rate margin of 2.50% over the Base Rate or LIBOR, respectively,

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for the remaining term of the facility. Sterling Sask never drew on the revolving credit facility and, as of June 30, 2002, had approximately $8.4 million in cash and cash equivalents on hand.

     On July 24, 2002, Sterling Sask entered into a new credit agreement with a group of lenders led by Bank of Montreal to provide up to Cdn. $8 million in revolving advances ("Facility A"), and Cdn. $60 million in term loans ("Facility B") (collectively, the "Saskatoon Refinancing Agreement"). An initial borrowing of approximately Cdn. $25 million from Facility B was used to repay all outstanding amounts under the Saskatoon Credit Agreement. The remaining Cdn. $35 million of availability under Facility B can be borrowed at any time prior to September 2003, subject to certain funding conditions and up to Cdn $30 million may be used to supplement the Debtors' liquidity. Borrowings under Facility B are required to be repaid on or before July 24, 2006. Borrowings under the revolving Facility A are required to be repaid on or before July 24, 2003.

     Available credit under Facility A is generally subject to a borrowing limit equal to the lesser of Cdn. $8 million and the amount determined as follows: 75% of eligible Canadian accounts receivable plus 60% of eligible United States accounts receivable, plus the lesser of $2 million and 50% of the value of eligible inventory.

     Borrowings under Facility A generally bear interest at an annual rate of LIBOR plus .5 to 2.0%, depending on the option selected by Sterling Sask. Borrowings under Facility B generally bear interest at an annual rate of LIBOR plus 1.0 to 2.5%.

     The Saskatoon Refinancing Agreement contains numerous covenants, including, but not limited to, restrictions on the ability of Sterling Sask to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenant ratios. As of August 12, 2002, none of these covenants restrict our ability to borrow or restrict the use of proceeds under the Saskatoon Refinancing Agreement, although there can be no assurances that they will be not be restrictive in the future.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Borrowings consisted of the following:

                                                               JUNE 30,    SEPTEMBER 30,
                                                                 2002          2001
                                                              ----------   -------------
                                                                (DOLLARS IN THOUSANDS)
DOMESTIC BORROWINGS
DIP Financing...............................................  $   76,479    $   42,270
Other Domestic Borrowings:
  11 1/4% Notes.............................................     150,000       150,000
  11 3/4% Notes.............................................     275,000       275,000
  12 3/8% Notes.............................................     295,000       295,000
                                                              ----------    ----------
Chemicals' domestic borrowings..............................     796,479       762,270
Holdings' 13 1/2% Notes.....................................     191,750       191,750
                                                              ----------    ----------
  Total domestic borrowings.................................     988,229       954,020
                                                              ----------    ----------
CANADIAN BORROWINGS
Canadian Financing Agreement................................       6,155        20,003
Saskatoon term loans........................................      17,833        32,054
                                                              ----------    ----------
  Total Canadian borrowings.................................      23,998        52,057
                                                              ----------    ----------
  Total borrowings..........................................   1,012,227     1,006,077
Less: Current portion not subject to compromise.............     (19,715)      (33,260)
Less: Borrowings subject to compromise (see Note 3).........    (616,759)     (616,733)
Less: Borrowings not subject to compromise (see Note 3).....    (295,000)     (295,000)
                                                              ----------    ----------
  Long-term debt............................................  $   80,753    $   61,084
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

     All of the Debtors' contracts and agreements continue in effect in accordance with their terms notwithstanding our Chapter 11 filings, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provides the Debtors with the opportunity at any time prior to emergence from bankruptcy to reject any contracts or agreements that are burdensome or to assume any contracts or agreements that are favorable or otherwise necessary to their business operations. The Debtors continue to evaluate their contracts to determine whether those contracts should be rejected or assumed.

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

     A significant ban on all chlorine containing compounds could have a materially adverse effect on our financial condition and results of operations. British Columbia had a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by December 31, 2002. However, in April 2001, a new government came into power in British Columbia. This new administration was aware of the issues surrounding this regulation and commissioned a study by the British Columbia AOX Scientific Advisory Panel. The panel concluded that there was no evidence available to it at this time to indicate that further reductions of effluent AOX beyond that already achieved would result in any demonstrable environmental benefit. On July 5, 2002, British Columbia amended the previous regulation which now permits a monthly average discharge of 0.6 kg of AOX per air dry metric ton, which is similar to the U.S. EPA regulations governing bleach pulp mills.

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

     Claims for environmental liabilities arising prior to our Chapter 11 filings will be addressed in the Chapter 11 cases. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims or punitive damages claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. We will be required to comply with environmental requirements in the conduct of our business as a debtor-in-possession, including the potential obligation to conduct remedial actions at facilities we own or operate, regardless of when the contamination at those facilities occurred.

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

     We are presently investigating allegations by the Florida Department of Environmental Protection ("FDEP") that past or present waste handling practices at our acrylic fibers facility in Santa Rosa, Florida have adversely affected the water quality of streams on the property. The results of analysis performed by our independent contractors have been submitted to the FDEP for review. At this time we do not know the nature of remedial actions, if any, that may ultimately be required.

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

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The six lawsuits listed below and three interventions, involving a total of approximately 675 plaintiffs, have been filed based on this release alleging personal injury, property damage and nuisance claims:

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

     To date, the Bankruptcy Court has, with our support, lifted the automatic stay in the cases of Bobbie Adams, et al., James C. Allen, et al. and Nettie Allen, et al., allowing the plaintiffs to proceed against our liability insurance policies. As a condition to the lifting of the automatic stay, these plaintiffs waived their right to seek any recoveries against us directly and look solely to insurance proceeds to satisfy their claims. Motions to lift the stay on behalf of additional plaintiffs are currently pending before the Bankruptcy Court. We have entered into a settlement related to the James Allen, et al. lawsuit which is pending Bankruptcy Court approval. All amounts payable to the plaintiffs in this case under the proposed settlement agreement would be paid by our insurance carriers. Small cash settlements, to be funded by our liability insurance policies, have been negotiated with the plaintiffs in one of the interventions and in the Ida Goldman, et al. case, and have been approved by the Bankruptcy Court.

     Other. We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions existing as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Company will be required to be dealt with in the Chapter 11 case.

     On December 19, 2001, we announced that Frank P. Diassi had elected to terminate his employment as Co-Chief Executive Officer and executive Chairman of the Board. On January 25, 2002, Mr. Diassi resigned from our Board of Directors. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under our Key Employee Protection Plan and our Retention Bonus Plan. On June 3, 2002, we denied Mr. Diassi's claim under our Key Employee Protection Plan and, on July 24, 2002, we denied Mr. Diassi's claim under our Retention Bonus Plan. We do not know whether Mr. Diassi will continue to pursue either of these claims.

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  LITIGATION CONTINGENCY

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information, as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our judgment, our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors and consultation with outside legal counsel. Based on the foregoing, as of June 30, 2002, we had approximately $3.5 million accrued as our estimate of our contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.5 million. At June 30, 2002, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $21 million. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. Moreover, such contingencies represent pre-petition claims and, unless otherwise ordered by the Bankruptcy Court, all of these claims are subject to the automatic stay and recoveries, if any, sought thereon from the Debtors will be addressed in the Chapter 11 cases.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30, 2002
                                              ----------------------------------------------------------
                                               ENTITIES IN     ENTITIES NOT IN
                                              REORGANIZATION   REORGANIZATION                   COMBINED
                                               PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   ---------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Revenues....................................     $155,254          $46,521         $  (960)     $200,815
Cost of goods sold..........................      134,032           37,617          (1,062)      170,587
                                                 --------          -------         -------      --------
Gross profit................................       21,222            8,904             102        30,228
Selling, general and administrative
  expenses..................................        2,792            2,231              --         5,023
Reorganization items........................        4,597               --              --         4,597
Interest and debt related expenses, net.....       11,483             (156)             --        11,327
                                                 --------          -------         -------      --------
Income before income taxes..................        2,350            6,829             102         9,281
Income tax expense..........................           22            2,377              --         2,399
                                                 --------          -------         -------      --------
Net income..................................     $  2,328          $ 4,452         $   102      $  6,882
                                                 ========          =======         =======      ========

                                                           NINE MONTHS ENDED JUNE 30, 2002
                                              ----------------------------------------------------------
                                               ENTITIES IN     ENTITIES NOT IN
                                              REORGANIZATION   REORGANIZATION                   COMBINED
                                               PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   ---------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Revenues....................................     $315,300         $134,756         $(2,709)     $447,347
Cost of goods sold..........................      295,578          104,678          (2,730)      397,526
                                                 --------         --------         -------      --------
Gross profit................................       19,722           30,078              21        49,821
Selling, general and administrative
  expenses..................................       12,260            4,606              --        16,866
Reorganization items........................       12,911               --              --        12,911
Interest and debt related expenses, net.....       33,877            1,655              --        35,532
                                                 --------         --------         -------      --------
Income (loss) before income taxes...........      (39,326)          23,817              21       (15,488)
Income tax expense..........................          134            7,784              --         7,918
                                                 --------         --------         -------      --------
Net income (loss)...........................     $(39,460)        $ 16,033         $    21      $(23,406)
                                                 ========         ========         =======      ========

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              JUNE 30, 2002
                                                       -----------------------------------------------------------
                                                        ENTITIES IN     ENTITIES NOT IN
                                                       REORGANIZATION   REORGANIZATION                   COMBINED
                                                        PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                                       --------------   ---------------   ------------   ---------
                                                                         (DOLLARS IN THOUSANDS)
                                                      ASSETS
Cash and cash equivalents............................    $   2,568         $ 10,608         $     --     $  13,176
Accounts receivable, net.............................       96,616           29,963           (2,823)      123,756
Inventories..........................................       45,365           10,081              (39)       55,407
Prepaid expenses.....................................        6,249              763               --         7,012
Property, plant and equipment, net...................      169,318          102,809               --       272,127
Other assets.........................................       80,311           22,897          (51,180)       52,028
                                                         ---------         --------         --------     ---------
  Total Assets.......................................    $ 400,427         $177,121         $(54,042)    $ 523,506
                                                         =========         ========         ========     =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                              (DEFICIENCY IN ASSETS)
Current liabilities..................................    $  92,429         $ 43,678         $(22,220)    $ 113,887
Liabilities subject to compromise....................      712,873               --               --       712,873
Liabilities not subject to compromise................      348,773               --               --       348,773
Long-term debt.......................................       76,480            4,273               --        80,753
Non-current liabilities..............................       14,018           21,382               --        35,400
Redeemable preferred stock...........................       27,272               --               --        27,272
Stockholders' equity (deficiency in assets)..........     (871,418)         107,788          (31,822)     (795,452)
                                                         ---------         --------         --------     ---------
Total Liabilities and Stockholders' Equity
  (Deficiency in Assets).............................    $ 400,427         $177,121         $(54,042)    $ 523,506
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
                                                         =========         ========         ========     =========

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       STERLING CHEMICALS HOLDINGS, INC.
                             (DEBTOR-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED JUNE 30, 2002
                                                         -------------------------------------------
                                                          ENTITIES IN     ENTITIES NOT IN
                                                         REORGANIZATION   REORGANIZATION    COMBINED
                                                          PROCEEDINGS       PROCEEDINGS      TOTALS
                                                         --------------   ---------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities....     $(28,863)        $ 31,343       $  2,480
Cash flows used in investing activities:
  Capital expenditures.................................       (6,765)          (5,167)       (11,932)
Cash flows from financing activities:
  Proceeds from (repayments of) financing..............       34,209          (15,730)        18,479
  Repayments of long-term debt.........................           --          (14,221)       (14,221)
  Other................................................           12            1,854          1,866
                                                            --------         --------       --------
Net cash provided by (used in) financing activities....       34,221          (28,097)         6,124
Effect of exchange rate changes on cash................           --              674            674
                                                            --------         --------       --------
Net change in cash and cash equivalents................       (1,407)          (1,247)        (2,654)
Cash and cash equivalents at:
  Beginning of year....................................        3,975           11,855         15,830
                                                            --------         --------       --------
  End of period........................................     $  2,568         $ 10,608       $ 13,176
                                                            ========         ========       ========

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     As of September 30, 2001, we had approximately $318 million in United States net operating losses ("NOLs") which will expire over the period from fiscal 2018 to 2021. In assessing the value of our deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment and determining the valuation allowance. Based on the uncertainty as to the effect of the Chapter 11 filings on the utilization of the NOLs and the future realization of other net deferred tax assets, we are not able to conclude that it is more likely than not that we will be able to realize the future benefit of our U.S. deferred tax assets and, consequently, our valuation allowance reflects U.S. deferred tax assets as zero. We expect our NOLs to be eliminated or substantially reduced as a result of the consummation of a plan of reorganization. Further, at such time as we emerge from bankruptcy, we will likely undergo an ownership change for federal income tax purposes which will likely cause our utilization of our remaining NOLs, if any, to become subject to certain limitations. Since numerous variables could affect the bankruptcy proceedings, it is not currently possible to determine whether our NOLs will produce tax benefits in the future. Benefit was not provided for these loss carryforwards at June 30, 2002.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 apply to fiscal

                       STERLING CHEMICALS HOLDINGS, INC.
                            STERLING CHEMICALS, INC.
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 apply to transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not, nor is it expected to, have a significant impact on our financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on our financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sterling Chemicals Holdings, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals Holdings, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") as of June 30, 2002, and the related consolidated statements of operations and cash flows for the three and nine-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas
August 12, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Sterling Chemicals, Inc.

     We have reviewed the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (Debtors-in-Possession) ("Chemicals") as of June 30, 2002, and the related consolidated statements of operations and cash flows for the three and nine-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of Chemicals' management.

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

     The accompanying financial statements have been prepared assuming that Chemicals will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, Chemicals' recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas
August 12, 2002

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                      ------------------   -------------------
                                                       2002       2001       2002       2001
                                                      -------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Revenues............................................  $52,636   $ 54,799   $155,835   $174,737
Cost of goods sold..................................   43,137     45,818    125,967    155,106
                                                      -------   --------   --------   --------
Gross profit........................................    9,499      8,981     29,868     19,631
Selling, general and administrative expenses........    3,263      2,892      8,187     10,228
Reorganization items................................    1,695         --      4,680         --
Interest and debt related expenses(1)...............    3,722     10,023     14,442     31,540
                                                      -------   --------   --------   --------
Net income (loss) before income taxes...............      819     (3,934)     2,559    (22,137)
Equity in earnings of joint venture.................      159        288      2,576        138
Provision for income taxes..........................    1,333     17,397      5,021     20,164
                                                      -------   --------   --------   --------
Net income (loss)...................................  $  (355)  $(21,043)  $    114   $(42,163)
                                                      =======   ========   ========   ========

---------------

(1) Contractual interest for the three and nine-month periods ended June 30, 2002 totaled $12,340 and $40,112, respectively.

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,    SEPTEMBER 31,
                                                                2002          2001
                                                              ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   2,474     $   1,396
  Accounts receivable, net..................................     31,783        36,372
  Inventories...............................................     17,056        18,009
  Prepaid expenses..........................................        956           604
                                                              ---------     ---------
     Total current assets...................................     52,269        56,381
Property, plant and equipment, net..........................    112,804       116,728
Due from affiliates.........................................    196,196       183,398
Other assets................................................     14,899        19,121
                                                              ---------     ---------
     Total assets...........................................  $ 376,168     $ 375,628
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable..........................................  $  16,626     $  16,835
  Accrued liabilities.......................................      6,258         5,944
  Current portion of long-term debt.........................      1,881         1,206
                                                              ---------     ---------
     Total current liabilities..............................     24,765        23,985
Pre-petition liabilities -- subject to compromise...........    233,601       233,572
Pre-petition liabilities -- not subject to compromise.......    151,218       139,572
Long-term debt..............................................      4,273        18,797
Deferred income taxes.......................................      8,855         9,171
Deferred credits and other liabilities......................     12,582        12,326
Commitments and contingencies (Note 5)......................
Stockholder's deficit:
  Common stock..............................................         --            --
  Additional paid-in capital................................     92,735        92,735
  Accumulated deficit.......................................   (122,396)     (122,510)
  Accumulated other comprehensive income....................    (29,465)      (32,020)
                                                              ---------     ---------
     Total stockholder's deficit............................    (59,126)      (61,795)
                                                              ---------     ---------
       Total liabilities and stockholder's deficit..........  $ 376,168     $ 375,628
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

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income (loss)...........................................   $    114     $(42,163)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     15,149       15,480
  Deferred tax expense......................................       (316)      16,213
  Other.....................................................       (147)         316
Change in assets/liabilities:
  Accounts receivable.......................................      4,589       13,785
  Inventories...............................................        953       10,251
  Prepaid expenses..........................................       (352)        (235)
  Due from affiliates.......................................    (10,243)      (2,667)
  Other assets..............................................     (2,957)       1,234
  Accounts payable..........................................       (209)      (2,275)
  Accrued liabilities.......................................        314       (4,665)
  Other liabilities.........................................     11,932          346
                                                               --------     --------
Net cash flows provided by operating activities.............     18,827        5,620
                                                               --------     --------
Cash flows from investing activities:
  Capital expenditures......................................     (4,046)      (5,981)
                                                               --------     --------
Cash flows from financing activities:
  Payments on Canadian Financing Agreement..................    (13,849)          --
                                                               --------     --------
Effect of United States/Canadian exchange rate on cash......        146           20
                                                               --------     --------
Net increase in cash and cash equivalents...................      1,078         (341)
Cash and cash equivalents -- beginning of year..............      1,396          499
                                                               --------     --------
Cash and cash equivalents -- end of period..................   $  2,474     $    158
                                                               ========     ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................   $ (3,144)    $ (1,851)
  Interest paid, net of interest income received............       (751)          --

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

     In the opinion of management, the accompanying unaudited combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Guarantors as of June 30, 2002, and their combined results of operations and cash flows for the three and nine-month periods ended June 30, 2002 and June 30, 2001. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited combined financial statements should be, and are assumed to have been, read in conjunction with the audited combined financial statements of the Guarantors included in Holdings' and Chemicals' combined Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "Annual Report"). The accompanying combined balance sheet as of September 30, 2001 has been derived from the Guarantors' audited combined balance sheet as of September 30, 2001 included in the Annual Report. The accompanying combined financial statements as of and for the three and nine-month periods ended June 30, 2002 have been reviewed by Deloitte & Touche LLP, our independent accountants, whose report is included herein.

     The accompanying combined financial statements have been prepared on the going concern basis of accounting, which contemplates the continuation of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and all of the Guarantors (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their business as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings. The accompanying combined financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

compromise as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

  INDUSTRY CONDITIONS AND LIQUIDITY

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

     The confirmation of a plan of reorganization is the primary objective of the Debtors. The Debtors filed a plan of reorganization (the "Plan") on May 14, 2002 with the Bankruptcy Court, along with an accompanying Disclosure Statement. A Disclosure Statement must be approved by the Bankruptcy Court before the Debtors are authorized to solicit acceptances of the Plan from voting creditors. The Plan may be modified prior to the time that the Disclosure Statement is approved. The Plan, as filed, is premised upon an asset separation structure, with the Guarantors' pulp chemicals business being separated from the Debtors' core petrochemicals business. Equity ownership of the pulp chemicals business would be transferred to the holders of Chemicals' 12 3/8% Senior Secured Notes, while equity ownership of the petrochemicals business would be shared, in percentages to be determined, by one or more new equity investors and the holders of unsecured claims. The Debtors are currently negotiating with a potential equity investor. The Plan calls for the infusion of up to $80 million by the new equity investors, $50 million of which would be invested at the time the Debtors' emerge from Chapter 11. Since the filing of the Plan, the Debtors have been engaged in negotiations with their major creditor groups in an effort to reach a consensus as to the ultimate terms of the Plan. Those negotiations have resulted in a decision by the Debtors to begin marketing their pulp chemicals business, including the pulp operations included in the Guarantors. It is currently contemplated that any resulting sale would close contemporaneously with the Debtors' emergence from bankruptcy. We reserve the right, however, based upon marketing results, to defer the sale of the pulp chemicals business and to continue forward with the Plan in its current structure, with other modifications that may be agreed to with the major creditor groups. No assurances can be given that the Plan will be confirmed or that any plan that is confirmed will contain the terms in the current Plan. However, when confirmed, the Plan is expected to result in the elimination of Holdings' classes of equity interests and the significant dilution or elimination of some or all of the Debtors' classes of existing public debt.

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Debtors or the claims of creditors of the Debtors. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, are likely to be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

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

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Reorganization items reflected in the Statement of Operations for the three and nine-month periods ended June 30, 2002 are composed primarily of professional fees directly related to the bankruptcy cases and allocated to the Guarantors by Chemicals.

     As a result of the bankruptcy filings and related events, there can be no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or disapproval thereof, could change the amounts reported in the financial statements. The ability of the Debtors and the Guarantors to continue as a going concern is dependent upon, among other things:

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

     The Debtors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. In addition, the Debtors may have additional liquidity from advances or dividends from one of their subsidiaries, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), pursuant to a new Sterling Sask credit agreement. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements under the current assets revolver and compliance with an EBITDA covenant. The EBITDA covenant is reset at the beginning of each fiscal year and currently increases in amount in October 2002. Based on current business forecasts, the Debtors would not be in compliance with the EBITDA covenant beginning in October 2002. The Debtors and lenders are currently discussing amendments to the EBITDA covenant, however there can be no assurance that a satisfactory amendment will be reached. If an event of default occurs, the DIP lenders may terminate their commitments and/or declare any or all portion of the proceeds outstanding under the DIP Financing to be due and payable.

     The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on the

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Debtors' and Guarantors' business and financial condition, as well as the Debtors ability to successfully restructure and emerge from bankruptcy.

     The accompanying financial statements do not include any adjustments that may result from the resolution of these uncertainties.

  COMPREHENSIVE LOSS

     The Guarantors' total comprehensive net income (loss) for the three-month periods ended June 30, 2002 and June 30, 2001 was $2,763,000 and $(18,354,000),
respectively. The Guarantors' total comprehensive net income (loss) for the nine-month periods ended June 30, 2002 and June 30, 2001 was $2,669,000 and $(42,671,000), respectively.

2.  INVENTORIES

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                              --------   -------------
                                                               (DOLLARS IN THOUSANDS)
Inventories consisted of the following:
Finished products...........................................  $10,537       $11,308
Raw materials...............................................    1,172         1,634
Inventories under exchange agreements.......................       55            80
Stores and supplies.........................................    5,292         4,987
                                                              -------       -------
                                                              $17,056       $18,009
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

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     On a combined basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of June 30, 2002 and September 30, 2001, consisted of the following:

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                              --------   -------------
                                                               (DOLLARS IN THOUSANDS)
Trade accounts payable......................................  $  3,347     $  5,015
Accrued interest............................................     7,858        8,538
Allocated debt from Chemicals(1)
  11 1/4% Notes.............................................    72,415       72,415
  11 3/4% Notes.............................................   146,932      146,932
Other.......................................................     3,049          672
                                                              --------     --------
Total liabilities subject to compromise.....................  $233,601     $233,572
                                                              ========     ========

---------------

(1) Debt liabilities are presented net of allocated unamortized debt issue costs of $4.0 million.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition debt described above that was not paid or charged to earnings for the period from July 16, 2001 to September 30, 2001 was $7.0 million and for the three and nine-month periods ended June 30, 2002 was $8.6 million and $25.6 million, respectively. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to unsecured or undersecured claims.

  LIABILITIES NOT SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. The Guarantors believe all amounts below are fully secured liabilities or have been approved by the Bankruptcy Court and are not expected to be compromised.

     On a combined basis, recorded liabilities not subject to compromise under Chapter 11 proceedings as of June 30, 2002 and September 30, 2001, consisted of the following:

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                              --------   -------------
                                                               (DOLLARS IN THOUSANDS)
Allocated 12 3/8% Senior Secured Notes from Chemicals.......  $128,025     $128,025
Accrued interest on 12 3/8% Senior Secured Notes............    23,193       11,310
Employee benefits...........................................        --          237
                                                              --------     --------
Total liabilities not subject to compromise.................  $151,218     $139,572
                                                              ========     ========

4.  LONG-TERM DEBT

     As of each of June 30, 2002 and September 30, 2001, debt allocated to the Guarantors by Chemicals was $351.3 million. At June 30, 2002, interest rates on this debt ranged from 11.25% to 12.375%. Certain amounts of the allocated
12 3/8% Senior Secured Notes from Chemicals bear interest at a rate of 16 3/8% as a result of the priming order entered by the Bankruptcy Court related to the DIP Financing. As a result of the filing of the

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Chapter 11 cases described in Note 1, no payments will be made by the Debtors on the pre-petition debt except as approved by the Bankruptcy Court.

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

     A significant ban on all chlorine containing compounds could have a materially adverse effect on our financial condition and results of operations. British Columbia had a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by December 31, 2002. However, in April 2001, a new government came into power in British Columbia. This new administration was aware of the issues surrounding this regulation and commissioned a study by the British Columbia AOX Scientific Advisory Panel. The panel concluded that there was no evidence available to it at this time to indicate that further reductions of effluent AOX beyond that already achieved would result in any demonstrable environmental benefit. On July 5, 2002, British Columbia amended the previous regulation which now permits a monthly average discharge of 0.6 kg of AOX per air dry metric ton, which is similar to the U.S. EPA regulations governing bleach pulp mills.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Claims for environmental liabilities arising prior to the Debtors' Chapter 11 filings will be addressed in the Chapter 11 cases. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims or punitive damages claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. The Guarantors will be required to comply with environmental requirements in the conduct of their business as a debtor-in-possession, including the potential obligation to conduct remedial actions at facilities they own or operate, regardless of when the contamination at those facilities occurred.

     The Guarantors are presently investigating allegations by the Florida Department of Environmental Protection ("FDEP") that past or present waste handling practices at the Guarantors' acrylic fibers facility in Santa Rosa, Florida have adversely affected the water quality of streams on the property. The results of analysis performed by our independent contractors have been submitted to the FDEP for review. At this time the Guarantors do not know the nature of remedial actions, if any, that may ultimately be required.

  LEGAL PROCEEDINGS

     As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors, including certain of the Guarantors, outside of the Bankruptcy Court. The automatic stay will not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. Claimants against the Debtors may assert their claims in the Chapter 11 cases by filing a timely proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization.

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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

6.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30, 2002
                                              ----------------------------------------------------------
                                               ENTITIES IN     ENTITIES NOT IN
                                              REORGANIZATION   REORGANIZATION                   COMBINED
                                               PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   ---------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Revenues....................................     $19,445           $34,071          $(880)      $52,636
Cost of goods sold..........................      16,001            28,016           (880)       43,137
                                                 -------           -------          -----       -------
Gross profit................................       3,444             6,055             --         9,499
Selling, general and administrative
  expenses..................................       1,069             2,194             --         3,263
Reorganization items........................       1,695                --             --         1,695
Interest and debt related expenses, net.....       2,493             1,229             --         3,722
                                                 -------           -------          -----       -------
Income (loss) before income taxes...........      (1,813)            2,632             --           819
Equity in earnings of joint venture, net of
  tax.......................................         159                --             --           159
Income tax expense..........................          --             1,333             --         1,333
                                                 -------           -------          -----       -------
Net income (loss)...........................     $(1,654)          $ 1,299          $  --       $  (355)
                                                 =======           =======          =====       =======

                                                           NINE MONTHS ENDED JUNE 30, 2002
                                              ----------------------------------------------------------
                                               ENTITIES IN     ENTITIES NOT IN
                                              REORGANIZATION   REORGANIZATION                   COMBINED
                                               PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   ---------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Revenues....................................     $ 57,357         $101,213         $(2,735)     $155,835
Cost of goods sold..........................       48,125           80,577          (2,735)      125,967
                                                 --------         --------         -------      --------
Gross profit................................        9,232           20,636              --        29,868
Selling, general and administrative
  expenses..................................        3,534            4,653              --         8,187
Reorganization items........................        4,680               --              --         4,680
Interest and debt related expenses, net.....       12,668            1,774              --        14,442
                                                 --------         --------         -------      --------
Income (loss) before income taxes...........      (11,650)          14,209              --         2,559
Equity in earnings of joint venture, net of
  tax.......................................        2,576               --              --         2,576
Income tax expense..........................           --            5,021              --         5,021
                                                 --------         --------         -------      --------
Net income (loss)...........................     $ (9,074)        $  9,188         $    --      $    114
                                                 ========         ========         =======      ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)
                       CONDENSED COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                                          JUNE 30, 2002
                                                    ----------------------------------------------------------
                                                     ENTITIES IN     ENTITIES NOT IN
                                                    REORGANIZATION   REORGANIZATION                   COMBINED
                                                     PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                                    --------------   ---------------   ------------   --------
                                                                      (DOLLARS IN THOUSANDS)
                                                    ASSETS
Cash and cash equivalents.........................    $     268         $  2,206         $     --     $  2,474
Accounts receivable, net..........................       15,423           19,680           (3,320)      31,783
Inventories.......................................       10,021            7,035               --       17,056
Prepaid expenses..................................          199              757               --          956
Property, plant and equipment, net................       50,316           62,488               --      112,804
Other assets......................................      204,655           25,849          (19,409)     211,095
                                                      ---------         --------         --------     --------
  Total Assets....................................    $ 280,882         $118,015         $(22,729)    $376,168
                                                      =========         ========         ========     ========

                                     LIABILITIES AND STOCKHOLDER'S EQUITY
                                            (DEFICIENCY IN ASSETS)

Current liabilities...............................    $   5,954         $ 22,131         $ (3,320)    $ 24,765
Liabilities subject to compromise.................      233,601               --               --      233,601
Liabilities not subject to compromise.............      151,218               --               --      151,218
Long-term debt....................................       19,409            4,273          (19,409)       4,273
Non-current liabilities...........................        7,905           13,532               --       21,437
Stockholder's equity (deficiency in assets).......     (137,205)          78,079               --      (59,126)
                                                      ---------         --------         --------     --------
Total Liabilities and Stockholder's Equity
  (Deficiency in Assets)..........................    $ 280,882         $118,015         $(22,729)    $376,168
                                                      =========         ========         ========     ========

                                                                        SEPTEMBER 30, 2001
                                                    ----------------------------------------------------------
                                                     ENTITIES IN     ENTITIES NOT IN
                                                    REORGANIZATION   REORGANIZATION                   COMBINED
                                                     PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                                    --------------   ---------------   ------------   --------
                                                                      (DOLLARS IN THOUSANDS)
                                                    ASSETS
Cash and cash equivalents.........................    $   1,382         $     14         $     --     $  1,396
Accounts receivable, net..........................       17,092           22,359           (3,079)      36,372
Inventories.......................................       10,575            7,434               --       18,009
Prepaid expenses..................................           --              604               --          604
Property, plant and equipment, net................       53,967           62,761               --      116,728
Other assets......................................      199,717           22,211          (19,409)     202,519
                                                      ---------         --------         --------     --------
  Total Assets....................................    $ 282,733         $115,383         $(22,488)    $375,628
                                                      =========         ========         ========     ========

                                     LIABILITIES AND STOCKHOLDER'S EQUITY
                                            (DEFICIENCY IN ASSETS)
Current liabilities...............................    $   9,422         $ 17,642         $ (3,079)    $ 23,985
Liabilities subject to compromise.................      233,572               --               --      233,572
Liabilities not subject to compromise.............      139,572               --               --      139,572
Long-term debt....................................       19,409           18,797          (19,409)      18,797
Non-current liabilities...........................        8,144           13,353               --       21,497
Stockholder's equity (deficiency in assets).......     (127,386)          65,591               --      (61,795)
                                                      ---------         --------         --------     --------
Total Liabilities and Stockholder's Equity
  (Deficiency in Assets)..........................    $ 282,733         $115,383         $(22,488)    $375,628
                                                      =========         ========         ========     ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED JUNE 30, 2002
                                                         -------------------------------------------
                                                          ENTITIES IN     ENTITIES NOT IN
                                                         REORGANIZATION   REORGANIZATION    COMBINED
                                                          PROCEEDINGS       PROCEEDINGS      TOTALS
                                                         --------------   ---------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities....     $  (518)         $ 19,345       $ 18,827
Cash flows used in investing activities:
  Capital expenditures.................................        (596)           (3,450)        (4,046)
Cash flows from financing activities:
  Payments on Canadian Credit Agreement................          --           (13,849)       (13,849)
Effect of exchange rate changes on cash................          --               146            146
                                                            -------          --------       --------
Net increase (decrease) in cash and cash equivalents...      (1,114)            2,192          1,078
Cash and cash equivalents at:
  Beginning of year....................................       1,382                14          1,396
                                                            -------          --------       --------
  End of period........................................     $   268          $  2,206       $  2,474
                                                            =======          ========       ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The Guarantors are included in the consolidated federal United States tax return filed by Holdings. The Canadian Subsidiaries file separate federal tax returns in Canada. The Guarantors' provision for United States income taxes has been allocated as if the Guarantors filed their annual federal United States tax returns on a separate return basis. No amounts were allocated during the three and nine-months ended June 30, 2002. The provision for income taxes for the Canadian Subs during the first nine months of fiscal 2002 amounted to $1.3 million compared to $5 million during the first nine months of fiscal 2001. The amount of deferred income tax assets allocated from Holdings included in Due from Affiliates at June 30, 2002 and September 30, 2001, was zero and zero, respectively.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 apply to fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 apply to transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not, nor is it expected to, have a significant impact on our financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on our financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Sterling Canada, Inc.
Sterling Chemicals Energy, Inc.
Sterling Chemicals International, Inc.
Sterling Fibers, Inc.
Sterling Pulp Chemicals, Inc.
Sterling Pulp Chemicals US, Inc.

     We have reviewed the accompanying combined balance sheet of the Guarantors (Debtors-in-Possession) (as defined in Note 1) as of June 30, 2002, and the related combined statements of operations and cash flows for the three and nine-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Guarantors' management.

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

     The accompanying financial statements have been prepared assuming that the Guarantors will continue as a going concern. As discussed in Note 1 to the accompanying financial, the Debtors' recurring losses from operations raise substantial doubt about the Debtors' and, therefore, about the Guarantors' ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Guarantors as of September 30, 2001, and the related combined statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated December 20, 2001, we expressed an unqualified opinion on those combined financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Guarantors' ability to continue as a going concern. In our opinion, the information set forth in the accompanying combined balance sheet as of September 30, 2001 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

                                          DELOITTE & TOUCHE LLP

Houston, Texas
August 12, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Holdings is a holding company whose only material asset is its investment in Chemicals, its primary operating subsidiary. Chemicals and its subsidiaries own substantially all of our consolidated operating assets. Other than amounts associated with its 13 1/2% Senior Secured Discount Notes due 2008, Holdings' results of operations are essentially the same as those of Chemicals.

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

     At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Debtors or the claims of creditors of the Debtors. As a result of the bankruptcy filings, most of the Debtors' liabilities incurred prior to the Petition Date, including certain secured debt, are likely to be subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

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

RECENT DEVELOPMENTS

     The confirmation of a plan of reorganization is the primary objective of the Debtors. The Debtors filed a plan of reorganization (the "Plan") on May 14, 2002 with the Bankruptcy Court, along with an accompanying Disclosure Statement. A Disclosure Statement must be approved by the Bankruptcy Court before the Debtors are authorized to solicit acceptances of the Plan from voting creditors. The Plan may be modified prior to the time that the Disclosure Statement is approved. The Plan, as filed, is premised upon an asset separation structure, with the Guarantors' pulp chemicals business being separated from the Debtors' core petrochemicals business. Equity ownership of the pulp chemicals business would be transferred to the holders of Chemicals' 12 3/8% Senior Secured Notes, while equity ownership of the petrochemicals business would be shared, in percentages to be determined, by one or more new equity investors and the holders of unsecured claims. The Debtors are currently negotiating with a potential equity investor. The Plan calls for the infusion of up to $80 million by the new equity investors, $50 million of which would be invested at the time the Debtors' emerge from Chapter 11. Since the filing of the Plan, the Debtors have been engaged in negotiations with their major creditor groups in an effort to reach a consensus as to the ultimate terms of the Plan. Those negotiations have resulted in a decision by the Debtors to begin marketing their pulp chemicals business. It is currently contemplated that any resulting sale would close contemporaneously with the Debtors' emergence from bankruptcy. We reserve the right, however, based upon marketing results, to defer the sale of the pulp chemicals business and to continue forward with the Plan in its current structure, with other modifications that may be agreed to with the major creditor groups. No assurances can be given that the Plan will be confirmed or that any plan that is confirmed will contain the terms in the current Plan. However, when confirmed, the Plan is expected to result in the elimination of Holdings' classes of equity interests and the significant dilution or elimination of some or all of the Debtors' classes of existing public debt.

     On December 19, 2001, we announced that Frank P. Diassi had elected to terminate his employment as Co-Chief Executive Officer and executive Chairman of the Board. On January 25, 2002, Mr. Diassi resigned from our Board of Directors. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under our Key Employee Protection Plan and our Retention Bonus Plan. On June 3, 2002, we denied Mr. Diassi's claim under our Key Employee Protection Plan and, on July 24, 2002, we denied Mr. Diassi's claim under our Retention Bonus Plan. We do not know whether Mr. Diassi will continue to pursue either of these claims.

     On May 1, 2002, the collective bargaining agreement covering most of the hourly employees at our Texas City facility expired. On June 7, 2002, we locked out the union employees, numbering about 215, after several weeks of unsuccessful negotiations with the union leadership and after a majority of the union members voted not to accept our final proposal. Since the lockout began, the Texas City facility has been operated, without interruption or loss of production, by our salaried personnel and contract workers. To date, the lockout has had no material adverse effect on our business, financial position, results of operations or cash flows and, although no assurances can be given, we do not believe the lockout will have such an effect in the future.

     On July 24, 2002, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), our Canadian subsidiary that operates our Saskatoon facility, entered into a new credit agreement with a group of lenders led by Bank of Montreal to provide up to Cdn. $8 million in revolving advances ("Facility A"), and Cdn. $60 million in term loans ("Facility B") (collectively, the "Saskatoon Refinancing Agreement"). An initial borrowing of approximately Cdn. $25 million, from Facility B, was used to repay all outstanding amounts under the Saskatoon Credit Agreement. The remaining Cdn. $35 million can be borrowed at any time prior to September 2003, subject to certain funding conditions, and up to Cdn $30 million may be used to supplement the Debtors' liquidity. Borrowings under Facility B are required to be repaid on or before July 24, 2006. Borrowings under the revolving Facility A are required to be repaid on or before July 24, 2003.

     Available credit under Facility A is generally subject to a borrowing limit equal to the lesser of Cdn. $8 million and the amount determined as follows: 75% of eligible Canadian accounts receivable plus 60% of eligible United States accounts receivable, plus the lesser of $2 million and 50% of the value of eligible inventory.

     Borrowings under Facility A generally bear interest at an annual rate of LIBOR plus .5 to 2.0%, depending on the option selected by Sterling Sask. Borrowings under Facility B generally bear interest at an annual rate of LIBOR plus 1.0 to 2.5%.

     The Saskatoon Refinancing Agreement contains numerous covenants, including, but not limited to, restrictions on the ability of Sterling Sask to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenant ratios. As of August 12, 2002, none of these covenants restrict our ability to borrow or restrict the use of proceeds under the Saskatoon Refinancing Agreement, although there can be no assurances that they will be not be restrictive in the future.

     Current market conditions for styrene have deteriorated from conditions experienced during the third quarter of fiscal 2002. We anticipate styrene operating rates and sales margins during the fourth quarter of fiscal 2002 to be significantly lower than those experienced during the third quarter of fiscal 2002.

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

     As a result of a priming order entered by the Bankruptcy Court on November 2, 2001 and reinstated on December 19, 2001, the lending commitments under the current assets revolver were increased from $85 million to $125 million. The priming order grants the lenders under the current assets revolver a priming lien on our fixed assets located in the United States and the capital stock of most of our domestic subsidiaries, prior in right to the existing liens in favor of the 12 3/8% Notes. Although the priming order was entered by the Bankruptcy Court on November 2, 2001, it was appealed to the U.S. District Court by the indenture trustee for the 12 3/8% Notes. That appeal gave rise to a series of hearings before, and orders by, both the U.S. District Court and the Bankruptcy Court, from which further appeals were taken by both the Indenture Trustee and the Official Committee of Unsecured Creditors. The result of the hearings held, and rulings issued to date, is that the Company is required to pay an additional 4% interest as a compensatory adjustment in favor of the 12 3/8% Notes on up to $40 million of funds borrowed pursuant to the priming order. Through further appeals pending before the U.S. Court of Appeals for the 5th Circuit, the Indenture Trustee seeks to reverse the priming order entirely or, in the alternative, to increase the rate and tighten the payment terms of the compensatory adjustment. Through cross appeals pending before the 5th Circuit, the Official Committee of Unsecured Creditors seeks to preserve the priming order in force as originally implemented by removing the requirement for the Company to pay any compensatory adjustment. By orders dated May 15, 2002 and

July 1,2002, the 5th Circuit consolidated all pending appeals related to the Company's post-petition financing. The priming order will remain effective pending the outcome of any appeal unless stayed by an appellate court. While no assurances can be given, we do not believe the priming order will be overturned by the 5th Circuit. The Debtors will take all reasonable actions necessary, either before the Bankruptcy Court or on appeal, to maintain the effectiveness of the priming order and the additional liquidity provided by the priming order. If the priming order is overturned on appeal, the Debtors may need to seek additional sources of financing or revise their business plan and operations consistent with the level of available financing. We can give no assurances that the priming order will be upheld on appeal or, if not upheld on appeal, that additional sources of financing will be available or adequate, or that our available financing will be adequate after implementing revisions to the Debtors' business plan and operations.

     The Debtors have limited liquidity, which may prove inadequate during their reorganization process. The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. In addition, the Debtors may have additional liquidity from borrowings under the Saskatoon Refinancing Agreement discussed above. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond the control of the Debtors, including borrowing base requirements under the current assets revolver and compliance with an EBITDA covenant. The EBITDA covenant is reset at the beginning of each fiscal year and currently increases in amount in October 2002. Based on current business forecasts, the Debtors would not be in compliance with the EBITDA covenant beginning in October 2002. The Debtors and lenders are currently discussing amendments to the EBITDA covenant, however there can be no assurance that a satisfactory amendment will be reached. If an event of default occurs, the DIP lenders may terminate their commitments and/or declare any or all portion of the proceeds outstanding under the DIP Financing to be due and payable.

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

     The Base Facility is secured by substantially all of the assets of the Debtors, but some of the liens have been granted super-priority administrative expense claim status for the amount of the DIP Financing which, subject to certain carve outs, will entitle the DIP lenders to be paid before any other claims against the Debtors are paid. At June 30, 2002, the total credit available under the DIP Financing was limited to $144.7 million due to borrowing base restrictions under the current assets revolver. At June 30, 2002, $70 million was drawn under the fixed assets revolver and $6.5 million was drawn under the current assets revolver. In addition, approximately $5.6 million of letters of credit were outstanding under the current assets revolver leaving, at June 30, 2002, unused borrowing capacity under the DIP Financing of approximately $62.6 million.

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

     - a $125 million current assets revolving credit facility:

      - the first $40 million of which is secured by first priority liens on all of our United States production facilities and related assets, all of the capital stock of the co-borrowers (excluding Chemicals) and 35% of the capital stock of the Foreign Subs and a second priority lien on the remaining 65% of the stock of the Foreign Subs; and

      - all of which is secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers, third priority liens on all of the capital stock of Chemicals and 35% of the capital stock of the Foreign Subs and fourth priority liens on the remaining 65% of the stock of the Foreign Subs, all of the capital stock of the co-borrowers (excluding Chemicals) and all of our United States production facilities and related assets.

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

  SASKATOON FACILITY

     In July 1997, Sterling Sask entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions (the "Saskatoon Credit Agreement"). The indebtedness under the Saskatoon Credit Agreement was secured by substantially all of the assets of Sterling Sask, including the Saskatoon facility. The Saskatoon Credit Agreement required that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility. In addition, the Saskatoon Credit Agreement contained provisions which prohibited the payment of advances, loans and dividends from Sterling Sask to Chemicals or Holdings. The Saskatoon Credit Agreement originally included a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes.

     The Saskatoon Credit Agreement contained provisions which restrict the payment of advances, loans and dividends from Sterling Sask to us or Chemicals. The most restrictive of these covenants limited such payments during fiscal 2001 to approximately $1 million, plus any amounts due to us from Sterling Sask under our intercompany tax sharing agreement. In addition, because of its designation as an "Unrestricted Subsidiary" under the DIP Financing and the indentures for the 13 1/2% Notes, the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes, Sterling Sask's results are not considered in determining compliance with the covenants contained therein.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement executed a forbearance agreement under which they agreed to not exercise their remedies under that agreement prior to December 31, 2001 in exchange for the elimination of the exceptions to the provisions restricting the payment of advances, loans and dividends from Sterling Sask to us or to Chemicals and the inclusion of a prohibition on draws under the revolving credit portion of the facility during the remainder of calendar year 2001. On January 2, 2002 Sterling Sask entered into a waiver and amending agreement (the "Waiver Agreement"), effective December 18, 2001, with its lenders. The Waiver Agreement waived the existing defaults, rescinded the acceleration of the amounts outstanding under the Saskatoon Credit Agreement and reinstated the commitments thereunder. The Waiver Agreement provided for a reduction of the revolving credit facility commitment to Cdn. $4.0 million and changed the expiration date on the Tranche A term loan from June 30, 2003 to December 31, 2002 and on the Tranche B term loan from June 30, 2005 to June 30, 2003. During the first nine months of fiscal 2002, payments of approximately $14.2 million were made pursuant to this obligation. The Waiver Agreement also set a minimum discount rate and Eurodollar rate margin of 2.50% over the Base Rate or LIBOR, respectively, for the remaining term of the facility. Sterling Sask never drew on the revolving credit facility and, as of June 30, 2002, had approximately $8.4 million in cash and cash equivalents on hand.

     On July 24, 2002, Sterling Sask entered into a new credit agreement with a group of lenders led by Bank of Montreal to provide up to Cdn. $8 million in revolving advances ("Facility A"), and Cdn. $60 million in term loans ("Facility B") (collectively, the "Saskatoon Refinancing Agreement"). An initial borrowing of approximately Cdn. $25 million, from Facility B, was used to repay all amounts outstanding under the Saskatoon Credit Agreement. The remaining Cdn. $35 million can be borrowed at any time prior to September 2003, subject to certain funding conditions, and up to Cdn. $30 million may be used to supplement the Debtors' liquidity.

     Borrowings under Facility B are required to be repaid on or before July 24, 2006. Borrowings under the revolving Facility A are required to be repaid on or before July 24, 2003.

     Available credit under Facility A is generally subject to a borrowing limit equal to the lesser of Cdn. $8 million and the amount determined as follows: 75% of eligible Canadian accounts receivable plus 60% of eligible United States accounts receivable, plus the lesser of $2 million and 50% of the value of eligible inventory.

     Borrowings under Facility A generally bear interest at an annual rate of LIBOR plus .5 to 2.0% depending on the option selected by Sterling Sask. Borrowings under Facility B generally bear interest at an annual rate of LIBOR plus 1.0 to 2.5%.

     The Saskatoon Refinancing Agreement contains numerous covenants, including, but not limited to, restrictions on the ability of Sterling Sask to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenant ratios. As of August 12, 2002, none of these covenants restrict our ability to borrow or restrict the use of proceeds under the Saskatoon Refinancing Agreement, although there can be no assurances that they will be not be restrictive in the future.

     We believe the credit available under the Saskatoon Refinancing Agreement, when added to internally generated funds and other sources of capital, will be sufficient to meet Sterling Sask's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

  WORKING CAPITAL

     Working capital at June 30, 2002 was approximately $85.5 million, an increase of approximately $14 million from our working capital on September 30, 2001. This change in working capital consisted of a substantial increase in accounts receivable offset by increases in accounts payable and accrued liabilities.

  CASH FLOW

     Net cash provided by our operations was $3.0 million for the first nine months of fiscal 2002, compared to net cash used in our operations of approximately $26.6 million during the first nine months of fiscal 2001. This increase in net cash provided by operations resulted primarily from a reduction in net losses caused by a general improvement in styrene market conditions between the first nine months of fiscal 2002 and the first nine months of fiscal 2001. Net cash flow used in our investing activities was $12.5 million for the first nine months of fiscal 2002 compared to $14.5 million during the first nine months of fiscal 2001. Net cash provided by our financing activities was $6.1 million for the first nine months of fiscal 2002 compared to cash provided by financing activities of $53.6 million during the first nine months of fiscal 2001. This change was primarily due to borrowings under our pre-petition revolving credit facilities during the first nine months of fiscal 2001.

  CAPITAL EXPENDITURES

     Our capital expenditures were $11.9 million during the first nine months of fiscal 2002, compared to $14.5 million of expenditures during the first nine months of fiscal 2001. The majority of capital expenditures in the first nine months of fiscal 2002 were primarily related to the styrene turnaround in our petrochemicals operations. During the remainder of fiscal 2002, capital expenditures are anticipated to be approximately $4-5 million for routine safety, environmental and equipment replacement matters. We expect to fund our remaining fiscal 2002 capital expenditures from operating cash flow, plus borrowings under the existing credit agreements, if needed.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Our revenues were approximately $201 million in the third quarter of fiscal 2002, compared to approximately $155 million in revenues during the third quarter of fiscal 2001. This increase in revenues resulted primarily from an increase in styrene sales prices and sales volumes due to improved market conditions. We recorded net income attributable to common stockholders of approximately $6.9 million, or $.54 per basic and diluted share, for the third quarter of fiscal 2002, compared to the net loss attributable to common stockholders of approximately $100.7 million, or $7.88 per share, we recorded for the third quarter of fiscal 2001. Chemicals' recorded net income of approximately $6.9 million for the third quarter of fiscal 2002, compared to a net loss of approximately $75.4 million in the third quarter of fiscal 2001. The improvement in our net income was primarily due to improved styrene sales margins and lower interest costs, as we did not accrue interest on our unsecured or undersecured funded indebtedness during the third quarter of fiscal 2002 as it is generally disallowed under the Bankruptcy Code. This was partially offset by reorganization items recorded during this same period.

  Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $142 million in the third quarter of fiscal 2002, compared to $99 million for the third quarter of fiscal 2001. This increase in revenues resulted primarily from an increase in styrene sales prices and sales volumes in the third quarter of fiscal 2002 compared to the prior period. Our petrochemicals operations recorded operating income of approximately $11 million for the third quarter of fiscal 2002, whereas these operations recorded an operating loss of approximately $25 million for the third quarter of fiscal 2001. This was primarily due to the improvement in styrene sales margins.

     Revenues from our styrene operations were approximately $108 million in the third quarter of fiscal 2002, an increase of approximately 85% from the approximately $59 million in revenues from those operations in the third quarter of fiscal 2001. Our total sales volumes for styrene in the third quarter of fiscal 2002 increased approximately 60% from those realized during the third quarter of fiscal 2001. Direct sales prices for styrene in the third quarter of fiscal 2002 increased approximately 8% from those realized during the third quarter of fiscal 2001. Spot prices for styrene, a component of our direct sales prices, increased during the third quarter of fiscal 2002 to approximately $0.26-$0.31 per pound compared to approximately $0.17-$0.25 per pound during the third quarter of fiscal 2001. During the third quarter of fiscal 2002, prices for benzene and ethylene, the two primary raw materials for styrene, increased approximately 5% and decreased approximately 23%, respectively, from the prices we paid for these products in the third quarter of fiscal 2001. Prices for natural gas decreased slightly during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Due to the factors discussed above, margins on our styrene sales in the third quarter of fiscal 2002 increased significantly from those realized during the third quarter of fiscal 2001.

     Total sales volumes of our acrylonitrile and derivatives operations decreased approximately 51% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. This was primarily due to the continued shutdown of our acrylonitrile facility which commenced in February 2001, and was partially offset by sales of third party purchased acrylonitrile. Revenue decreased 60% in the third quarter of fiscal 2002 compared to the third quarter of 2001, also as a result of the continued shutdown.

     Revenues from our acrylic fibers operations were approximately $5 million in the third quarter of fiscal 2002, a decrease of approximately 51% from the $11 million in revenues we received from these operations in the third quarter of fiscal 2001. Sales volumes of our acrylic fibers in the third quarter of fiscal 2002 decreased approximately 65% from those experienced during the third quarter of fiscal 2001. These decreases in revenues and sales volumes resulted primarily from our withdrawal from the traditional commodity textile business in the third quarter of fiscal 2001 and the resulting significant reduction in our operations at our acrylic fibers plant.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were $27 million in the third quarter of fiscal 2002, an increase from the $26 million in revenues from these operations during the third quarter of fiscal 2001. Our other petrochemicals operations reported an increase of $4.9 million in operating earnings for the third quarter of fiscal 2002 compared to that realized during the third quarter of fiscal 2001. These increases in revenues and operating earnings were largely due to improved sales margins for acetic acid and plasticizers.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $59 million in the third quarter of fiscal 2002, an increase of 6% compared to revenues from these operations in the third quarter of fiscal 2001. Sales prices of our sodium chlorate increased approximately 4% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, while sodium chlorate sales volumes remained flat during this period. There was also a 3% reduction in chlorine dioxide generator royalties, compared to the third quarter of 2001. Our pulp chemicals operations recorded operating earnings of approximately $10 million in the third quarter of fiscal 2002, a decrease of 3% compared to the operating earnings recorded in the third quarter of fiscal 2001. The decrease in operating earnings was primarily due to an increase in power costs, partially offset by the increase in revenues discussed above.

  Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses in the third quarter of fiscal 2002 were approximately $5 million compared to approximately $7 million for the same period of fiscal 2001. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

  Reorganization Items

     Reorganization items incurred during the third quarter of fiscal 2002 were approximately $4.6 million, which was primarily for professional fees incurred in connection with the Debtors' Chapter 11 filings.

  NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

     Our revenues were approximately $447 million during the first nine months of fiscal 2002, compared to approximately $608 million in revenues during the first nine months of fiscal 2001. This decrease in revenues resulted primarily from lower styrene sales prices and sales volumes and lower acrylonitrile sales volumes. We recorded a net loss attributable to common stockholders of approximately $23.4 million, or $1.83 per share, for the first nine months of fiscal 2002, compared to the net loss attributable to common stockholders of approximately $185.4 million, or $14.51 per share, we recorded for the first nine months of fiscal 2001. Chemicals recorded a net loss of approximately $23.1 million for the first nine months of fiscal 2002, compared to a net loss of approximately $145.3 million for the first nine months of fiscal 2001. These decreases in net losses were primarily due to lower interest costs, as we did not accrue interest on our unsecured or undersecured funded indebtedness during the first nine months of fiscal 2002 as it is generally disallowed under the Bankruptcy Code. This was partially offset by reorganization items recorded during the first nine months of fiscal 2002.

  Revenues, Cost of Goods Sold and Gross Profit

     Petrochemicals. Revenues from our petrochemicals operations were approximately $274 million during the first nine months of fiscal 2002, compared to $438 million for the first nine months of fiscal 2001. This reduction was caused primarily by lower acrylonitrile and acrylic fiber sales volumes in the first nine months of fiscal 2002, compared to the first nine months of fiscal 2001. Our petrochemicals operations recorded an operating loss of approximately $14 million for the first nine months of fiscal 2002, compared to an operating loss of approximately $63 million for the first nine months of fiscal 2001. This improvement resulted primarily from an increase in styrene sales margins along with our withdrawal from the traditional commodity textile business in the third quarter of fiscal 2001, which accounted for a significant portion of the loss in the first nine months of fiscal 2001.

     Revenues from our styrene operations were approximately $182 million during the first nine months of fiscal 2002, a decrease of approximately 11% from the approximately $203 million in revenues from those operations during the first nine months of fiscal 2001. Our total sales volumes for styrene in the first nine months of fiscal 2002 increased approximately 3% from those experienced during the first nine months of fiscal 2001. Direct sales prices for styrene during the first nine months of fiscal 2002 decreased approximately 15% from those realized during the first nine months of fiscal 2001. However, gross margins for styrene improved during the first nine months of fiscal 2002 compared to the year-ago period due to decreases in raw material and energy costs. During the first nine months of fiscal 2002, prices for benzene, one of the primary raw materials for styrene, decreased approximately 18% from the prices we paid for benzene in the first nine months of fiscal 2001, and prices for ethylene, the other primary raw material for styrene, decreased approximately 34% compared to the prices we paid for ethylene in the first nine months of fiscal 2001. Prices for natural gas also decreased 52% during the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. Due to the factors discussed above, margins on our styrene sales in the first nine months of fiscal 2002 increased significantly from those realized during the first nine months of fiscal 2001.

     Total sales volumes of our acrylonitrile and derivatives operations decreased approximately 91% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. This was primarily due to the continued shutdown of our acrylonitrile facility which commenced in February 2001, and was partially offset by sales of third party purchased acrylonitrile. Revenue decreased 94% in the first nine months of fiscal 2002 compared to the first nine months of 2001, also as a result of the continued shutdown.

     Revenues from our acrylic fibers operations were approximately $14 million for the first nine months of fiscal 2002, a decrease of approximately 65% from the approximately $41 million in revenues from these operations during the first nine months of fiscal 2001. Sales volumes of our acrylic fibers during the first nine months of fiscal 2002 decreased approximately 81% from those experienced during the first nine months of fiscal 2001. These decreases in revenues and sales volumes resulted primarily from our withdrawal from the traditional commodity textile business in the third quarter of fiscal 2001.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were approximately $79 million during the first nine months of fiscal 2002, a decrease of approximately 36% from the approximately $124 million in revenues from these operations during the first nine months of fiscal 2001. The decrease in revenues during the first nine months of fiscal 2002 compared to the year-ago period resulted primarily from lower sales prices for our acetic acid and plasticizers sales. Our other petrochemicals operations reported a decrease of 15% in operating earnings for the first nine months of fiscal 2002 compared to that realized during the first nine months of fiscal 2001.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $173 million during the first nine months of fiscal 2002, comparable to the approximately $170 million in revenues from these operations during the first nine months of fiscal 2001. This increase in revenue was partially offset by a reduction in chlorine dioxide generator royalties. Sales prices of our sodium chlorate increased approximately 6% during the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, although sodium chlorate sales volumes decreased approximately 3% during this period. Our pulp chemicals operations recorded operating earnings of approximately $34 million during the first nine months of fiscal 2002 consistent with operating earnings of approximately $33 million during the first nine months of fiscal 2001.

  Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses for the first nine months of fiscal 2002 were approximately $17 million compared to approximately $21 million for the same period of fiscal 2001. This decrease was primarily the result of cost reductions in our acrylic fibers business and general cost containment efforts.

CRITICAL ACCOUNTING POLICIES, USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 apply to fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 apply to transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not, nor is it expected to, have a significant impact on our financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through the first nine months of fiscal 2002, there were no significant changes in our market risk disclosures as set forth in the Annual Report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  The following exhibits are filed as part of this Form 10-Q:

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   4.1    --   Fifth Amendment to Revolving Credit Agreement dated as of
               June 14, 2002 among Sterling Chemicals, Inc., Sterling
               Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
               Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
               Chemicals Energy, Inc. and Sterling Chemicals International,
               Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
               as the Administrative Agent, and various financial
               institutions, as the Lenders.
   4.2    --   Credit Agreement dated as of July 24, 2002, among Sterling
               Pulp Chemicals (Sask) Ltd., as Borrower, Bank of Montreal,
               as Agent, and the other Lenders from time to time a party
               thereto.
  11.1    --   Earning Per Share Computation.
  15.1    --   Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
  99.1    --   Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.
  99.2    --   Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.
  99.3    --   Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.

     (b) Reports on Form 8-K.

          1. On April 1, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          2. On April 29, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          3. On May 15, 2002, the Company filed a Current Report on Form 8-K reporting Items 5 and 7 of such Form related to the filing of a proposed plan of reorganization with the U.S. Bankruptcy Court.

          4. On May 28, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          5. On July 26, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          6. On July 30, 2002, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

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

Date: August 12, 2002

                                                 /s/ RICHARD K. CRUMP
                                          --------------------------------------
                                                     Richard K. Crump
                                                Co-Chief Executive Officer

Date: August 12, 2002

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

Date: August 12, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   4.1    --   Fifth Amendment to Revolving Credit Agreement dated as of
               June 14, 2002 among Sterling Chemicals, Inc., Sterling
               Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
               Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
               Chemicals Energy, Inc. and Sterling Chemicals International,
               Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
               as the Administrative Agent, and various financial
               institutions, as the Lenders.
   4.2    --   Credit Agreement dated as of July 24, 2002, among Sterling
               Pulp Chemicals (Sask) Ltd., as Borrower, Bank of Montreal,
               as Agent, and the other Lenders from time to time a party
               thereto.
  11.1    --   Earning Per Share Computation.
  15.1    --   Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
  99.1    --   Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.
  99.2    --   Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.
  99.3    --   Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.